Form 10-Q
period 2019-06-30
GigCapital2, Inc.
filed 2019-08-07
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-38924

GigCapital2, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	83-3838045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2479 E. Bayshore Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one Warrant	GIX.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	GIX	New York Stock Exchange
Rights to purchase one-twentieth of one share of Common Stock	GIX.RT	New York Stock Exchange
Warrants to purchase one share of Common Stock	GIX.WS	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 2, 2019, the registrant had 22,250,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheet

(Unaudited)

June 30, 2019
ASSETS
Current Assets
Cash	$2,529,478
Prepaid expenses	176,337
Total current assets	2,705,815
Cash and marketable securities held in Trust Account	172,718,104
TOTAL ASSETS	$175,423,919
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227,986
Accrued liabilities	7,083
Other current liabilities	65,082
Total liabilities	300,151
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 17,012,376 shares at a redemption value of $10.00 per share	170,123,760
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,237,624 shares issued and outstanding(1)	524
Additional paid-in capital	5,028,286
Accumulated deficit	(28,802)
Total stockholders’ equity	5,000,008
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,423,919

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations

(Unaudited)

	For the Three Months Ended June 30, 2019	Period from March 6, 2019 (Inception) through June 30, 2019
Revenues	$—	$—
General and administrative expenses	146,624	181,824
Loss from operations	(146,624)	(181,824)
Other income
Interest income on cash and marketable securities held in Trust Account	218,104	218,104
Income before provision for income taxes	71,480	36,280
Provision for income taxes	65,082	65,082
Net income (loss) and comprehensive income (loss)	$6,398	$(28,802)
Weighted-average common shares outstanding, basic and diluted	4,510,025	4,244,122
Net loss per share common share, basic and diluted (1)	$(0.02)	$(0.03)

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
Three Months Ended June 30, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of March 31, 2019(1)	4,307,500	$431	$24,569	$(35,200)	$(10,200)
Sale of common stock to Founders in private placement at $10 per share	567,500	56	5,674,944	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,250,845	—	168,252,570
Shares subject to redemption	(17,012,376)	(1,701)	(170,122,059)	—	(170,123,760)
Net income	—	—	—	6,398	6,398
Balance as of June 30, 2019	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008

	Common Stock		Additional
Period from March 6, 2019 (Inception) through June 30, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of March 6, 2019 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share(1)	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	56	5,674,944	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,250,845	—	168,252,570
Shares subject to redemption	(17,012,376)	(1,701)	(170,122,059)	—	(170,123,760)
Net loss	—	—	—	(28,802)	(28,802)
Balance as of June 30, 2019	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

Period from March 6, 2019 (Inception) through June 30, 2019
OPERATING ACTIVITIES
Net loss	$(28,802)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(218,104)
Change in operating assets and liabilities:
Prepaid expenses	(176,337)
Accounts payable	70,695
Accrued liabilities	7,083
Other current liabilities	65,082
Net cash and cash equivalents used in operating activities	(280,383)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(172,500,000)
Net cash and cash equivalents provided by financing activities	(172,500,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Borrowing from related party	99,937
Repayment of borrowing from related party	(99,937)
Proceeds from sale of Private Placement Units	5,675,000
Proceeds from sale of common stock to underwriters	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Payment of deferred offering costs	(640,139)
Net cash and cash equivalents provided by financing activities	175,309,861
Net increase in cash and cash equivalents during period	2,529,478
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$2,529,478
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$157,291

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Notes to Unaudited Condensed Financial Statements

(Unaudited)

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital2, Inc. (the “Company”) was incorporated in Delaware on March 6, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of June 30, 2019, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through June 30, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor, GigAcquisitions2, LLC, a Delaware limited liability company (the “Sponsor”), together with one of the underwriters, EarlyBirdCapital, Inc. (“EarlyBird”) and certain affiliates and employees of EarlyBird (the “EarlyBird Group”), and Northland Gig 2 Investment LLC, a Delaware limited liability company (“Northland Investment”) collectively make up the founders of the Company (the “Founders”).

On June 5, 2019, the initial registration statement on Form S-1, as amended, filed in connection with the Offering, and the subsequent registration statement on Form S-1 filed by the Company pursuant to Section 462(b) of the Securities Act to register additional securities, as amended, also in connection with the Offering, were declared effective. The Company concurrently entered into an underwriting agreement on June 5, 2019 to conduct the Offering, the initial closing of which was consummated on June 10, 2019 with the delivery of 15,000,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $150,000,000.

Simultaneously with the initial closing of the Offering, the Company consummated the initial closing of a private placement sale (the “Private Placement”) of 492,500 units (the “Private Placement Units”), at a price of $10.00 per unit, to its Founders, and 100,000 shares of its common stock (the “Private Underwriter Shares”), at a price of $10.00 per share, to Northland Securities, Inc. (“Northland”), an affiliate of Northland Investment. The Private Placement Units consisted of the securities described in Note 4. The initial closing of the Private Placement generated gross proceeds of $5,925,000.

Following the initial closing of the Offering, net proceeds in the amount of $147,000,000 from the sale of the Units and proceeds in the amount of $3,000,000 from the sale of Private Placement Units, for a total of $150,000,000, were placed in a trust account (“Trust Account”) which is described further below.

On June 13, 2019, in connection with the underwriters’ exercise in full of their option to purchase an additional 2,250,000 Units solely to cover over-allotments, if any (the “over-allotment option”), the Company consummated the sale of an additional 2,250,000 Units at $10.00 per unit. Simultaneously with the closing of the sale of the additional Units, the Company consummated a second closing of the Private Placement, resulting in the sale of an additional 75,000 Private Placement Units at $10.00 per unit to the Founders, and an additional 20,000 Private Underwriter Shares at $10.00 per share to Northland. Following the closings, an additional $22,500,000 of net proceeds were placed in the Trust Account.

Transaction costs amounted to $4,247,430, consisting of $3,450,000 of underwriting fees and $797,430 of the offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

The Trust Account

The funds in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earlier of (i) the consummation of the Business Combination or (ii) the distribution of the Trust Account as described below. The remaining proceeds from the Offering outside the Trust Account may be used to pay for business, legal and accounting due diligence expenses on acquisition targets and continuing general and administrative expenses.

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 18 months from the closing of the Offering on June 10, 2019; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 18 months from the closing of the Offering on June 10, 2019.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a Target Business. As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned at the time the Company signs a definitive agreement in connection with the Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company, after signing a definitive agreement for a Business Combination, will either (i) seek stockholder approval of the Business Combination at a meeting called for such purpose in connection with which stockholders may seek to redeem their shares, regardless of whether they vote for or against the Business Combination, for cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable or (ii) provide stockholders with the opportunity to have their shares redeemed by the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount in cash equal to their pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to commencement of the tender offer, including interest but less taxes payable. The decision as to whether the Company will seek stockholder approval of the Business Combination or will allow stockholders to redeem their shares to the Company in a tender offer will be made by the Company, solely in its discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require the Company to seek stockholder approval unless a vote is required by New York Stock Exchange rules. If the Company seeks stockholder approval, it will complete its Business Combination only if a majority of the outstanding shares of common stock voted are voted in favor of the Business Combination. However, in no event will the Company redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001 upon consummation of a Business Combination. In such case, the Company would not proceed with the redemption of its public shares and the related Business Combination, and instead may search for an alternate Business Combination.

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2019 was $172,718,104 which represents cash and short-term investments of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $218,104 of interest income earned on these holdings.

The Company will have 18 months from June 10, 2019, the closing date of the Offering, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founders, Northland and the Company’s Chief Financial Officer, Ms. McDonough, who received 5,000 shares of common stock (the “insider shares”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Founders, Northland or Ms. McDonough or any of the Company’s officers, directors or affiliates acquired shares of common stock after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated June 5, 2019, as well as the Company's current reports on Form 8-K filed with the SEC on June 13, 2019 and June 14, 2019, respectively. The interim results for the period from March 6, 2019 (date of inception) through June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of the Company’s initial Business Combination; and iii) the insider shares issued to Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of June 30, 2019. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30, 2019	Period from March 6, 2019 (Inception) through June 30, 2019
Net income (loss)	$6,398	$(28,802)
Less: net income attributable to common stock subject to redemption	(117,001)	(117,001)
Adjusted net loss	$(110,603)	$(145,803)
Weighted-average common shares outstanding, basic and diluted	4,510,025	4,244,122
Net loss per share common share, basic and diluted	$(0.02)	$(0.03)

Cash and Cash Equivalents

The Company considers all short-term investments with a maturity of three months or less when purchased to be cash equivalents. The Company maintains cash balances that at times may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Cash and Marketable Securities Held in Trust Account

As of June 30, 2019, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheet primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Offering Costs

Offering costs in the amount of $4,247,430 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Stock-based Compensation

Stock-based compensation related to restricted stock awards are based on fair value of common stock on the grant date. The shares underlying the Company’s restricted stock awards are subject to forfeiture if these individuals resign or are terminated for cause prior to the completion of the Business Combination. Therefore, the related stock-based compensation will be recognized upon the completion of a Business Combination, unless the related shares are forfeited prior to a Business Combination occurring.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

3. OFFERING

On June 10, 2019, the Company completed the initial closing of the Offering whereby the Company sold 15,000,000 Units at a price of $10.00 per Unit. On June 13, 2019, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 2,250,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-twentieth (1/20) of one share of common stock upon consummation of the initial Business Combination (the “Rights”). Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as discussed in Note 6.

On June 26, 2019, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on July 1, 2019. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “GIX.U”. Any underlying shares of common stock, warrants and rights that are separated will trade on the New York Stock Exchange under the symbols “GIX,” “GIG WS” and “GIG RT,” respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of June 30, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founders purchased from the Company an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. The Founders also purchased from the Company an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Among the Private Placement Units, 481,250 units were purchased by the Sponsor, 29,900 units were purchased by EarlyBird, and 56,350 units were purchased by Northland Investment. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, one Warrant, and one right to receive one-twentieth of a share of common stock upon the consummation of the Company’s initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as described in Note 6.

One of the Company’s underwriters, Northland, purchased 100,000 Private Underwriter Shares, at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. Northland also purchased from the Company an aggregate of 20,000 Private Underwriter Shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the shares of common stock included in the Private Placement Units.

The Company’s Founders and underwriters have agreed not to transfer, assign or sell any of their Founder Shares, Private Placement Units, shares or other securities underlying such Private Placement Units, or Private Underwriter Shares until the earlier of (i) twelve months after the completion of the Company’s initial Business Combination, or earlier if, subsequent to the Company’s initial Business Combination, the last sale price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the Company’s initial Business Combination or (ii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction after the initial Business Combination that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Unlike the Warrants included in the Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the Warrants included in the Offering.

If the Company does not complete a Business Combination, then a portion of the proceeds from the sale of the Private Placement Units and all of the proceeds from the sale of the Private Underwriter Shares will be part of the liquidating distribution to the public stockholders.

Registration Rights

On June 5, 2019, the Company entered into Registration Rights Agreement with its Founders, Northland and Ms. McDonough. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, at the initial public offering price less deferred underwriting discounts and commissions. On June 13, 2019, the underwriters elected to fully exercise their over-allotment option to purchase 2,250,000 Units at a purchase price of $10.00 per unit.

The Company paid an underwriting discount of $0.20 per Unit offering price.

Administrative Services Agreement and Other Agreements

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigFounders, LLC. Services commence on June 6, 2019, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Related Party Loan

The Company entered into a promissory note agreement with the Sponsor under which $99,937 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid in full on June 20, 2019.

5. COMMITMENTS AND CONTINGENCIES

Business Combination Marketing Agreement

The Company engaged its underwriters as advisors to assist it in holding meetings with its stockholders to discuss the potential Business Combination and the Target Business’s attributes, introduce it to potential investors that are interested in purchasing its securities in connection with the potential Business Combination, assist it in obtaining stockholder approval for the Business Combination and assist it with its press releases and public filings in connection with the Business Combination. Pursuant to that agreement, the Company will pay the underwriters a cash fee for such services upon the consummation of its initial Business Combination in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the Offering, including any proceeds from the exercise of the over-allotment options.

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2019, there were 5,237,624 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 17,012,376 such shares outstanding as of June 30, 2019).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2019, there were no shares of preferred stock issued and outstanding.

Warrants

Warrants will be exercisable for $11.50 per share, and the exercise price and number of Warrant shares issuable on exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the Company’s Founders or their affiliates, without taking into account any founder shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 18-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

Under the terms of the Warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants included in the Units.

Rights

Each holder of a right will receive one-twentieth (1⁄20) of one share of common stock upon consummation of an initial Business Combination, even if the holder of such right redeemed all shares of common stock held by it in connection with an initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement therefore will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1⁄20 share underlying each right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

If the Company is unable to complete an initial Business Combination within 18 months from the closing date of the Offering and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver shares of common stock to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

Stock-based Compensation

Also included in the outstanding shares of common stock are 5,000 shares issued in consideration of future services to the Company’s Chief Financial Officer, who is a non-employee consultant. These shares are subject to forfeiture if the individual resigns or is terminated for cause prior to the completion of the Business Combination. If an initial Business Combination occurs and these shares have not been previously forfeited, the fair value of the common stock on the date the shares vest will be recognized as stock-based compensation when the completion of the Business Combination becomes probable.

7. FAIR VALUE MEASUREMENTS

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$172,718,104

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital2, Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to GigAcquisitions2, LLC, and references to the “Founders” refer to the Sponsor, one of the underwriters, EarlyBirdCapital, Inc. (“EarlyBird”) and certain affiliates and employees of EarlyBird (the “EarlyBird Group”), and Northland Gig 2 Investment LLC, a Delaware limited liability company (“Northland Investment”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for our initial public offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not identified an acquisition target and we have not, nor has anyone on our behalf, initiated any discussions, directly or indirectly, to identify any acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founders and the sale of our common stock (the “Private Underwriter Shares”) to one of our underwriters, both of which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, one warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon or consummation of our initial Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial Business Combination:

•	may significantly dilute the equity interest of investors in this offering who would not have pre-emption rights in respect of any such issue;
•

may subordinate the rights of holders of common stock if the rights, preferences, designations and limitations attaching to the preferred shares are senior to those afforded our shares of common stock;

•

could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and
•	may adversely affect prevailing market prices for our shares of common stock.

Similarly, if we issue debt securities or otherwise incur significant indebtedness, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial Business Combination are insufficient to repay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if any document governing such debt contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
•	our inability to pay dividends on our shares of common stock;
•

using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through June 30, 2019, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust Account at JP Morgan Chase Bank, N.A. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2019, we had net income of $6,398 which consisted of interest income on marketable securities held in the Trust Account of $218,104, which was partially offset by operating expenses of $146,624 and a provision for income taxes of $65,082. For the period from March 6, 2019 (date of inception) through June 30, 2019, we had a net loss of $28,802 which consisted of operating costs of $181,824 and a provision for income taxes of $65,082, which was partially offset by interest income on marketable securities held in the Trust Account of $218,104.

Liquidity and Capital Resources

On June 10, 2019, we consummated the initial closing of the Offering with the delivery of 15,000,000 Units at a price of $10.00 per unit, generating gross proceeds of $150,000,000. Simultaneously with the initial closing of the Offering, we consummated the initial closing of the Private Placement with the sale of 492,500 Private Placement Units at a price of $10.00 per unit and the sale of 100,000 Private Underwriter Shares at a price of $10.00 per share, generating aggregated gross proceeds of $5,925,000.

On June 13, 2019, in connection with the underwriters’ exercise in full of their option to purchase an additional 2,250,000 Units solely to cover over-allotments, if any (the “over-allotment option”), we consummated the sale of an additional 2,250,000 Units at a price of $10.00 per unit, generating gross proceeds of $22,500,000. Simultaneously with the closing of the sale of such additional Units, the Company consummated the second closing of the Private Placement resulting in the sale of an additional 75,000 Private Placement Units at a price of $10.00 per unit and the sale of 20,000 Private Underwriter Shares at a price of $10.00 per share, generating aggregated gross proceeds of $950,000.

Following the initial and second closings of the Offering and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred $4,247,430 in offering related costs, including $3,450,000 of underwriting fees and $797,430 of other costs.

As of June 30, 2019, we held cash and marketable securities in the amount of $172,718,104 (including $218,104 of interest receivable) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. Through June 30, 2019, we did not withdraw any funds from the interest earned on the Trust Account.

For the period March 6, 2019 (date of inception) through June 30, 2019, cash used in operating activities was $280,383, consisting of a net loss of $28,802, changes in operating assets and liabilities of $33,477, and interest earned on marketable securities held in the Trust Account of $218,104.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of June 30, 2019, we had cash of $2,529,478 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

If our estimates of the costs of undertaking in-depth due diligence and negotiating our initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In order to finance operating and/or transaction costs in connection with a Business Combination, our Sponsor, executive officers, directors, or their affiliates may, but are not obligated to, loan us funds. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units of the post-Business Combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the Private Placement Units.

Following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Emerging Growth Company

Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of our initial business combination, and iii) the insider shares issued to Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards that are still subject to forfeiture as of June 30, 2019. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30, 2019	Period from March 6, 2019 (Inception) through June 30, 2019
Net income (loss)	$6,398	$(28,802)
Less: net income attributable to common stock subject to redemption	(117,001)	(117,001)
Adjusted net loss	$(110,603)	$(145,803)
Weighted-average common shares outstanding, basic and diluted	4,510,025	4,244,122
Net loss per share common share, basic and diluted	$(0.02)	$(0.03)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2019, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus for our Offering which was filed with the SEC on June 7, 2019. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

On March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock.  On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock.  As a result, there were 4,307,500 Founder Shares outstanding as of June 30, 2019.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

On June 5, 2019, the Founders purchased from the Company an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. On June 13, 2019, the Founders also purchased from the Company an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Each Private Placement Unit consists of one share of the Company’s common stock, one Warrant, and one right to receive one-twentieth of a share of common stock upon the consummation of the Company’s initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as described in Note 6.  Unlike the Warrants included in the Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the Warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the Warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the Warrants included in the Offering.

On June 5, 2019, one of the Company’s underwriters, Northland, purchased 100,000 Private Underwriter Shares at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. Northland also purchased from the Company an additional 20,000 Private Underwriter Shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the shares of common stock included in the Private Placement Units.

The Private Placement Units and the Private Underwriter Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founders and Northland are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

Simultaneously with the completion of the initial closing of the Offering, we issued 5,000 insider shares, in consideration of future services, to Ms. Tara McDonough, our Vice President and Chief Financial Officer. The insider shares are subject to forfeiture if Ms. McDonough resigns or is terminated for cause prior to our completion of an initial Business Combination. The insider shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Chief Financial Officer is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Use of Proceeds

On June 10, 2019, the completed the initial closing of the Offering whereby the Company sold 15,000,000 Units. On June 13, 2019, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 2,250,000 Units. Each Unit consists of one share of the Company’s common stock, one Warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon consummation of the initial Business Combination.  The Units in the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds from the initial and second closings of the Offering in the aggregate amount of $172,500,000.  The Units sold in the Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-231337 and 333-231979), which were declared effective by the SEC on June 5, 2019. The underwriters for the Offering were EarlyBird, Northland and Odeon Capital Group LLC.

The company paid $4,247,430 in transaction costs, consisting of $3,450,000 of underwriting fees and $797,430 of the offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the Offering and Private Placement was $175,127,570 of which $172,500,000 were placed in Trust Account at UBS Financial Services Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Sponsor, which bore the outstanding principal amount of $99,937, when we repaid it upon the initial closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of June 30, 2019, we had cash of $2,529,478 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 7, 2019	By:	/s/ Avi S. Katz
Dr. Avi S. Katz
Chief Executive Officer, President and Executive Chairman of the GigCapital, Inc. Board (Principal Executive Officer)

Date: August 7, 2019	By:	/s/ Tara McDonough
Tara McDonough
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)