Form 10-Q
period 2019-09-30
GigCapital2, Inc.
filed 2019-11-06
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 2, 2019, the registrant had 22,245,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheet

(Unaudited)

September 30, 2019
ASSETS
Current Assets
Cash	$2,035,701
Prepaid expenses	187,100
Receivable from related party	30,054
Total current assets	2,252,855
Cash and marketable securities held in Trust Account	173,580,367
Other non-current assets	53,368
TOTAL ASSETS	$175,886,590
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$289,852
Accrued liabilities	5,000
Other current liabilities	293,362
Total liabilities	588,214
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 17,029,837 shares at a redemption value of $10.00 per share	170,298,370
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,215,163 shares issued and outstanding(1)	522
Additional paid-in capital	4,768,678
Retained earnings	230,806
Total stockholders’ equity	5,000,006
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,886,590

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations and Comprehensive Income

(Unaudited)

	For the Three Months Ended September 30, 2019	Period from March 6, 2019 (Inception) through September 30, 2019
Revenues	$—	$—
General and administrative expenses	395,583	577,407
Loss from operations	(395,583)	(577,407)
Other income
Interest income on cash and marketable securities held in Trust Account	933,853	1,151,957
Income before provision for income taxes	538,270	574,550
Provision for income taxes	278,662	343,744
Net income and comprehensive income	$259,608	$230,806
Net loss attributable to common stockholders	$(241,866)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,223,704	4,675,325
Net loss per share common share, basic and diluted (1)	$(0.05)	$(0.08)

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Retained Earnings
Three Months Ended September 30, 2019	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance as of June 30, 2019(1)	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008
IPO offering costs	—	—	(85,000)	—	(85,000)
Cancellation of insider shares	(5,000)	(1)	1	—	—
Shares subject to redemption	(17,461)	(1)	(174,609)	—	(174,610)
Net income	—	—	—	259,608	259,608
Balance as of September 30, 2019	5,215,163	$522	$4,768,678	$230,806	$5,000,006

	Common Stock		Additional
Period from March 6, 2019 (Inception) through September 30, 2019	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity (Deficit)
Balance as of March 6, 2019 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share(1)	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	57	5,674,943	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Cancellation of insider shares	(5,000)	(1)	1	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,165,845	—	168,167,570
Shares subject to redemption	(17,029,837)	(1,703)	(170,296,667)	—	(170,298,370)
Net income	—	—	—	230,806	230,806
Balance as of September 30, 2019	5,215,163	$522	$4,768,678	$230,806	$5,000,006

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

Period from March 6, 2019 (Inception) through September 30, 2019
OPERATING ACTIVITIES
Net income	$230,806
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,151,957)
Change in operating assets and liabilities:
Prepaid expenses	(187,100)
Receivable from related party	(30,054)
Other non-current assets	(53,368)
Accounts payable	96,632
Accrued liabilities	5,000
Other current liabilities	293,362
Net cash and cash equivalents used in operating activities	(796,679)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(172,500,000)
Cash withdrawn from Trust Account	71,590
Net cash and cash equivalents used in investing activities	(172,428,410)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Borrowing from related party	99,937
Repayment of borrowing from related party	(99,937)
Proceeds from sale of Private Placement Units	5,675,000
Proceeds from sale of common stock to underwriters	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Payment of offering costs	(689,210)
Net cash and cash equivalents provided by financing activities	175,260,790
Net increase in cash and cash equivalents during period	2,035,701
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$2,035,701
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$193,220

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

As of September 30, 2019, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through September 30, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

On June 5, 2019, the initial registration statement on Form S-1, as amended, filed in connection with the Offering, and the subsequent registration statement on Form S-1 filed by the Company pursuant to Section 462(b) of the Securities Act to register additional securities, also in connection with the Offering, were declared effective. The Company concurrently entered into an underwriting agreement on June 5, 2019 to conduct the Offering, the initial closing of which was consummated on June 10, 2019 with the delivery of 15,000,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 3. The Offering generated gross proceeds of $150,000,000.

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

Transaction costs amounted to $4,332,430, consisting of $3,450,000 of underwriting fees and $882,430 of the offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

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

The Company’s amended and restated certificate of incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 18 months from the closing of the Offering on June 10, 2019; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 18 months from the closing of the Offering on June 10, 2019.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of September 30, 2019 was $173,580,367 which represents cash and short-term investments of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $1,151,957 of interest income earned on these holdings, less $71,590 withdrawn from the interest earned on the Trust Account to pay tax obligations.

The Company will have 18 months from June 10, 2019, the closing date of the Offering, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founders, Northland and the Company’s former Chief Financial Officer, Ms. McDonough, who received 5,000 shares of common stock (the “insider shares”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Founders, Northland or Ms. McDonough or any of the Company’s officers, directors or affiliates acquired shares of common stock after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. As a result of Ms. McDonough’s resignation effective as of August 12, 2019, Ms. McDonough forfeited her insider shares.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2019, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's final prospectus dated June 5, 2019, as well as the Company's current reports on Form 8-K filed with the SEC on June 13, 2019 and June 14, 2019, respectively. The interim results for the period from March 6, 2019 (date of inception) through September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2019	Period from March 6, 2019 (Inception) through September 30, 2019
Net income	$259,608	$230,806
Less: net income attributable to common stock subject to redemption	(501,474)	(618,595)
Net loss attributable to common stockholders	$(241,866)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,223,704	4,675,325
Net loss per share common share, basic and diluted	$(0.05)	$(0.08)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2019, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

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

Offering Costs

Offering costs in the amount of to $4,332,430 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

On June 26, 2019, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on July 1, 2019. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “GIX.U”. Any underlying shares of common stock, warrants and rights that are separated will trade on the New York Stock Exchange under the symbols “GIX,” “GIX WS” and “GIX RT,” respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of September 30, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Registration Rights

On June 5, 2019, the Company entered into a Registration Rights Agreement with its Founders, Northland and Ms. McDonough. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement. Upon cancellation of Ms. McDonough’s insider shares following her resignation, effective as of August 12, 2019, she was no longer subject to the terms and conditions set forth in the Registration Rights Agreement.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2019, there were 5,215,163 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 17,029,837 such shares outstanding as of September 30, 2019).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of September 30, 2019, there were no shares of preferred stock issued and outstanding.

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

Stock-based Compensation

The 5,000 shares issued to Ms. McDonough, the Company’s former Chief Financial Officer, were forfeited upon her resignation in August 2019. Since an initial Business Combination did not occur prior to the forfeiture of these shares, no stock-based compensation expense was recorded in the Company’s condensed statements of operations and comprehensive income.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$173,580,367

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

Overview

We are a newly organized Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not identified an acquisition target. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founders and the sale of our common stock (the “Private Underwriter Shares”) to one of our underwriters, both of which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, one warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon or consummation of our initial Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through September 30, 2019, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust Account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2019, we had net income of $259,608 which consisted of interest income on marketable securities held in the Trust Account of $933,853, which was partially offset by operating expenses of $395,583 and a provision for income taxes of $278,662. For the period from March 6, 2019 (date of inception) through September 30, 2019, we had a net income of $230,806 which consisted of interest income on marketable securities held in the Trust Account of $1,151,957, which was partially offset by operating expenses of $577,407 and a provision for income taxes of $343,744.

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

Following the initial and second closings of the Offering and the Private Placement, a total of $172,500,000 was placed in the Trust Account. We incurred $4,332,430 in offering related costs, including $3,450,000 of underwriting fees and $882,430 of other costs.

As of September 30, 2019, we held cash and marketable securities in the amount of $173,580,367 (including $1,151,957 of interest earned) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period March 6, 2019 (date of inception) through September 30, 2019, we withdrew $71,590 from the interest earned on the Trust Account to pay tax obligations.

For the period March 6, 2019 (date of inception) through September 30, 2019, cash used in operating activities was $796,679, consisting of a net income of $230,806, changes in operating assets and liabilities of $124,472, and interest earned on marketable securities held in the Trust Account of $1,151,957.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of taxes payable by us), to acquire a target business or businesses to complete our initial Business Combination and to pay our expenses relating thereto. We may withdraw interest to pay taxes. We estimate our annual franchise tax obligations to be approximately $200,000. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the Trust Account. To the extent that our capital stock is used in whole or in part as consideration to effect our initial Business Combination, the remaining proceeds held in the Trust Account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business or businesses. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our initial Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

As of September 30, 2019, we had cash of $2,035,701 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of our initial business combination, and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2019	Period from March 6, 2019 (Inception) through September 30, 2019
Net income	$259,608	$230,806
Less: net income attributable to common stock subject to redemption	(501,474)	(618,595)
Net loss attributable to common stockholders	$(241,866)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,223,704	4,675,325
Net loss per share common share, basic and diluted	$(0.05)	$(0.08)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheet.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2019, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

On March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock.  On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock.  As a result, there were 4,307,500 Founder Shares outstanding as of September 30, 2019.

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

Insider Shares

Simultaneously with the completion of the initial closing of the Offering, we issued 5,000 insider shares, in consideration of future services, to Ms. Tara McDonough, our former Vice President and Chief Financial Officer. The insider shares were forfeited upon Ms. McDonough’s resignation on August 12, 2019. The insider shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Our Chief Financial Officer is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

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

The company paid $4,332,430 in transaction costs, consisting of $3,450,000 of underwriting fees and $882,430 of the offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the Offering and Private Placement was $175,042,570 of which $172,500,000 were placed in Trust Account at UBS Financial Services Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Sponsor, which bore the outstanding principal amount of $99,937, when we repaid it upon the initial closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of September 30, 2019, we had cash of $2,035,701 held outside the Trust Account for working capital purposes.

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

Company Name

Date: November 6, 2019	By:	/s/ Raluca Dinu
Dr. Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2019	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)