Form 10-K
period 2019-12-31
GigCapital2, Inc.
filed 2020-03-30
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38924

GigCapital2, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	83-3838045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1731 Embarcadero Rd., Suite 200 Palo Alto, CA	94303
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (650) 276-7040

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, one Right and one Warrant	GIX.U	New York Stock Exchange
Common Stock, par value $0.0001 per share	GIX	New York Stock Exchange
Rights to purchase one-twentieth of one share of Common Stock	GIX.RT	New York Stock Exchange
Warrants to purchase one share of Common Stock	GIX.WS	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the units of the Company, of which common stock is a component, on The NYSE Stock Market on June 28, 2019, was $188,187,875.

The number of shares of Registrant’s Common Stock outstanding as of March 2, 2020 was 22,245,000.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our” or the “Company” refer to GigCapital2, Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to GigAcquisitions2, LLC, and references to the “Founders” refer to the Sponsor, one of the underwriters, EarlyBirdCapital, Inc. (“EarlyBird”) and certain affiliates and employees of EarlyBird (the “EarlyBird Group”), and Northland Gig 2 Investment LLC (“Northland Investment”). The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors.” Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

All such forward-looking statements speak only as of the date of this Annual Report. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this Special Note Regarding Forward-Looking Statements.

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. Although we have identified potential initial business combination targets, we have not as of the date of this Annual Report determined to effect an initial business combination with any particular target.

We seek to capitalize on the significant experience and contacts of our management team to complete our initial business combination. We believe our management team’s distinctive background and record of acquisition and operational success could have a transformative impact on verified target businesses. Although we may pursue our initial business combination in any business, industry or geographic location, we currently intend to focus on opportunities to capitalize on the ability of our management team, particularly our executive officers, to identify, acquire and operate a business in the Technology, Media and Telecommunications (“TMT”) industries. Specifically, we intend to target TMT companies that are at the forefront of high technology and are enabling the future evolution of intelligent systems and solutions (such as data-intense mobility, autonomous platforms, smart sensor applications, human interaction, unified data management and artificial intelligence). We intend to evaluate both private and public companies as potential initial business combination targets, focusing on opportunities that we believe would provide appropriate risk adjusted returns to stockholders. Following our initial business combination, our objective will be to implement or support the acquired company’s operating strategies in order to generate additional value for stockholders. General goals may include additional acquisitions and operational improvements.

Our management team has significant hands-on experience helping TMT companies optimize their existing and new growth initiatives by exploiting insights from rich data assets that already exist within most TMT companies. We intend to apply a unique “Mentor-Investor” philosophy to partner with our targets where we will offer financial, operational and executive mentoring in order to accelerate their growth and development from a privately held entity to a publicly traded company. Further, we intend to share best practices and key learnings, gathered from our management team’s operating and investing experience, as well as strong relationships in the TMT industry to help shape corporate strategies. Additionally, our management team has operated and invested in leading global TMT companies across their corporate life cycles, and has developed deep relationships with key large multi-national organizations and investors. We believe that these relationships and our management team’s know-how present a significant opportunity to help drive strategic dialogue, access new customer relationships and achieve global ambitions following the completion of our initial business combination. We believe that we are providing an interesting alternative investment opportunity that capitalizes on key trends impacting the capital markets for TMT companies.

We believe that our management team is well positioned to identify attractive businesses within the TMT industry that would benefit from access to the public markets and the skills of our management team. Our objective is to consummate our initial business combination with such a business and enhance stockholder value by improving its operational performance. We believe we can achieve this objective by utilizing our management team’s extensive experience in both TMT industry transactions and operating TMT companies in combination with our management team’s network of contacts in the TMT industry. We believe many companies in the TMT industry could benefit from access to the public markets but have been unable to do so due to a number of factors, including the time it takes to conduct a traditional initial public offering (“IPO”), market volatility and pricing uncertainty. We intend to focus on evaluating more established companies with leading competitive positions, strong management teams and strong long-term potential for revenue growth and margin expansion.

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leverages our management team’s broad and deep relationship network and unique TMT industry expertise including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

▪	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;
▪	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;
▪	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;
▪	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;
▪	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;
▪	addressing business and technological changes in an evolving global TMT landscape;
▪	evaluating the viability of emerging TMT business models;
▪	fostering relationships with sellers, capital providers and target management teams; and
▪	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination Criteria

Consistent with our strategy, we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses and, when evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information that will be made available to us. We intend to use the following and other criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet any or all of these criteria or guidelines.

▪

Target TMT companies that are at the forefront of high technology and are enabling the future evolution of intelligent systems and solutions (such as data-intense mobility, autonomous platforms, smart sensor applications, human interaction, unified data management and artificial intelligence).

▪

Focus on TMT companies positioned to benefit from the extensive networks and insights we have built. We believe our strategy leverages our management team’s distinctive background and vast network of industry leaders in the target industry.

▪

Emphasis on companies that can benefit from a public listing and greater access to capital. We will primarily seek a target that we believe will benefit from being publicly traded and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

▪

Businesses with a catalyst for significantly improved financial performance. We will target companies where we believe that our industry expertise and relationships can be used to create opportunities for value creation, whether for acquisitions, capital investments in organic growth opportunities or in generating greater operating efficiencies. We will seek to identify such opportunities for value creation in evaluating potential business combinations.

▪

Market-leading participant with experienced and motivated management teams that may benefit from enhanced leadership and governance. We will seek a target that has an established business and market position. While we will focus on TMT businesses, we will not seek a target that is pre-revenue or in early stages of development with unproven technologies. Additionally, we will seek a target with an established management team. To the extent we believe it will enhance stockholder value, we would seek to selectively supplement the existing leadership of the business with proven leaders from our network, whether at the senior management level or at the board level.

▪

Middle-market businesses. We believe targeting companies in the middle market will provide the greatest number of opportunities for investment and will maximize the collective network of our management team and its affiliates.

▪

Prioritize entities with a well-performing management team and exceptional leadership talent that wishes to continue to drive the company to growth, and is coachable and eager to extend their knowledge and savvy through an interactive and hands-on supportive board of directors.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management team may deem relevant.

Sources of Potential Business Combination Targets

We expect to evaluate opportunities that are sourced through the relationship networks of our Executive Chairman of the Board, Dr. Avi S. Katz, our President and Chief Executive Officer, Dr. Raluca Dinu and our combined management team, which includes numerous entrepreneurs, management teams, intermediaries and venture capital funds. Dr. Katz, Dr. Dinu and our combined management team has considerable expertise in the evaluation of technology investments.

We believe based on our combined team’s business knowledge and past experience that there are numerous acquisition candidates. Our principal means of identifying potential target businesses is through the extensive contacts and relationships of our combined management team. Although our Founders and management team are not required to commit any specific amount of time in identifying or performing due diligence on potential target businesses, our Founders and management team believe that the relationships they have developed over their careers and their access to their contacts and resources generate a number of potential business combination opportunities that can warrant further investigation. We also anticipate that target business candidates may also be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our filings with the Securities and Exchange Commission (the “SEC”) and know what types of businesses we are targeting. Our Founders, executive officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

We have no present intention to enter into a business combination with a target business that is affiliated with any of our Founders, management team or their respective affiliates. However, we are not restricted from entering into any such transactions and may do so if (i) such transaction is approved by a majority of our disinterested independent directors and (ii) we obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Fair Market Value of Target Business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any taxes payable on the interest earned) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance.

We currently anticipate structuring a business combination involving 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination where we merge directly with the target business or involving less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we could acquire a 100% controlling interest in the target; however, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% fair market value test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities.

The fair market value of the target will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). The proxy solicitation materials or tender offer documents used by us in connection with any proposed transaction will provide public stockholders with our analysis of the fair market value of the target business, as well as the basis for our determinations. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our Board of Directors independently determines that the target business complies with the 80% threshold.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional IPO through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of stock or other securities or for a combination of shares of stock, other securities and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost effective method to becoming a public company than the typical IPO. In a typical IPO, there are additional expenses incurred in marketing, roadshow and public reporting efforts that may not be present to the same extent in connection with a business combination with us. Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an IPO is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately-held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. However, there is currently no market for our securities and a market for our securities may not develop. As a result, this purported benefit may not be realized.

Although we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company as a deterrent and may prefer to effect a business combination with a more established entity or with a private company. These inherent limitations include limitations on our available financial resources, which may be inferior to those of other entities pursuing the acquisition of similar target businesses; the requirement that we seek stockholder approval of a business combination or conduct a tender offer in relation thereto, which may delay the consummation of a transaction; and the existence of our outstanding rights and warrants, which may represent a source of future dilution.

Financial Position

With funds available for a business combination as of February 29, 2020 in the amount of $174,340,215, assuming no redemptions, we can offer a target business a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds in our trust account, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash net of redemptions at the time of the business combination to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to constraints resulting from a need to finance such a business combination.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

▪

Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

▪	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate a Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of a target business’ management may not prove to be correct. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. The future role of members of our management team, if any, in a post-transaction company cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the post-transaction company’s management team or serve it in Board of Director or advisory positions, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated with the post-transaction company in some capacity following our initial business combination. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. However, we may not have the ability to recruit additional managers, or to locate additional managers who will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Our Founders and management team have agreed to vote any shares of common stock owned by them in favor of any proposed business combination (the “Founder Shares”) and the shares of common stock underlying the private placement units purchased by them in June 2019 (the “Placement Shares”). As a result, we would need only 6,127,501, or approximately 35.52%, of the remaining 17,250,000 shares to be voted in favor of a transaction in order to have our initial business combination approved.

We will seek stockholder approval if it is required by applicable law or stock exchange listing requirement, provided, that we may also decide to seek stockholder approval for business or other reasons.

Under the rules of the New York Stock Exchange (“NYSE”), stockholder approval would be required for our initial business combination if, for example:

▪

We issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

▪

Any of our management team or substantial security holders (as defined by the rules of the NYSE) has a 5% or greater interest, directly or indirectly, in the target business or assets to be acquired and if the number of shares of common stock to be issued, or if the number of shares of common stock into which the securities may be convertible or exercisable, exceeds either (a) 1% of the number of shares of common stock or 1% of the voting power outstanding before the issuance in the case of any of our management team or (b) 5% of the number of shares of common stock or 5% of the voting power outstanding before the issuance in the case of any substantial security holders; or

▪	The issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Unlike other blank check companies which require stockholder votes and conduct proxy solicitations in conjunction with their initial business combination and related conversions of public shares for cash upon consummation of such initial business combination even when a vote is not required by law, we will have the flexibility to avoid such stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, the affirmative vote of the holders of a majority of the shares of common stock that are voted at a stockholder meeting held to consider the initial business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act of 1933, as amended (the “Securities Act”). However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait until December 10, 2020 in order to be able to receive a pro rata share of the trust account.

Redemption Rights

At any meeting called to approve an initial business combination, public stockholders (but not our Founders or management team) may seek to redeem their shares of common stock, regardless of whether they vote for or against the proposed business combination, by converting such shares into their pro rata share of the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, less any taxes then due but not yet paid (which taxes may be paid only from the interest earned on the funds in the trust account). Alternatively, we may provide our public stockholders (but not our Founders or management team) with the opportunity to sell their shares of common stock to us through a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid.

We may also require public stockholders seeking redemption, whether they are a record holder or hold their shares in “street name,” to either (i) tender their certificates to our transfer agent or (ii) deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case prior to a date set forth in the proxy materials sent in connection with the proposal to approve the business combination.

There is a nominal cost associated with the above-referenced delivery process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45.00 and it would be up to the broker whether or not to pass this cost on to the holder. This fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to do so prior to the time that we know that the proposed business combination will be consummated. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. Thus, in the event we require stockholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any proxy solicitation materials we furnish to stockholders in connection with a vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time the stockholder received our proxy statement up until the time designated in the proxy statement to deliver his, her or its shares if he, she or it wishes to seek to exercise his, her or its redemption rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he, she or it is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his, her or its broker and requesting delivery of his, her or its shares through the DWAC System, we believe this time period is sufficient for an average investor. However, we cannot assure you of this fact. Please see the risk factor titled “We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights” for further information on the risks of failing to comply with these requirements.

The foregoing is different from the procedures historically used by some blank check companies. Traditionally, in order to perfect redemption rights in connection with a blank check company’s business combination, the company would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his, her or its redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him, her or it to deliver his, her or its certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he, she or it could monitor the price of the company’s stock in the market. If the price rose above the conversion price, he could sell his, her or its shares in the open market before actually delivering his, her or its shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become a “continuing” right surviving past the consummation of the business combination until the holder delivered his, her or its certificate or shares. The requirement for physical or electronic delivery prior to the meeting ensures that a holder’s election to convert his, her or its shares is irrevocable once the business combination is approved.

Any request to redeem such shares once made, may be withdrawn at any time up to the vote on the proposed business combination. Furthermore, if a holder of a public share delivered his, her or its certificate or shares in connection with an election of such shares’ redemption and subsequently decides prior to the vote on the proposed business combination not to elect to exercise such rights, he, she or it may simply request that the transfer agent return the certificate or shares (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account as of two business days prior to the consummation of the initial business combination. In such case, we will promptly return any certificates or shares delivered by public holders. Furthermore, if the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights will not be entitled to convert their shares into a full pro rata portion of the trust account, as applicable. We will thereafter promptly return any shares delivered by public stockholders. In such case, public stockholders may only share in the assets of the trust account upon our liquidation. This may result in public stockholders receiving less than they would have received if the business combination was completed and they had exercised redemption rights in connection therewith due to potential claims of creditors. If we would be left with less than $5,000,001 of net tangible assets as a result of the holders of public shares properly demanding redemption of their shares, we will likely be unable to consummate a business combination.

Liquidation if No Business Combination

If we have not completed an initial business combination by the date required by our amended and restated certificate of incorporation, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account and net of interest that may be used to pay taxes our franchise and income taxes payable, and less up to $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Founders and management team have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by December 10, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person.

Under the Delaware General Corporation law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90‑day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. However, if we are unable to complete a business combination within the prescribed time frame, we will proceed as provided for in our amended and restated certificate as described above. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following the expiration of the time periods described above and, therefore, we do not intend to comply with the procedures required by Section 280 of the DGCL, which would limit the amount and duration of our stockholders’ liability with respect to liquidating distributions as described above. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the DGCL, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than ten business days to effectuate such distribution. Our Founders and management team have waived their rights to participate in any liquidation distribution with respect to the Founder Shares and the Placement Shares. There will be no distribution from the trust account with respect to our warrants or rights, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and the interest earned on the funds held in the trust account that we are permitted to withdraw to pay such expenses.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete a business combination within the required time period or if the stockholders seek to have us redeem or purchase their respective shares upon a business combination which is actually completed by us or upon certain amendments to our amended and restated certificate of incorporation as described elsewhere herein. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot make any assurance of the amount we will be able to return to our public stockholders.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after December 10, 2020, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. These provisions cannot be amended without the approval of a majority of our stockholders. If we seek to amend any provisions of our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by December 10, 2020, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person. Our Founders and management team have agreed to waive any redemption rights with respect to any common stock held by them, including any public shares they may hold, in connection with any vote to amend our amended and restated certificate of incorporation. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

▪

We shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein;

▪

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, if we seek stockholder approval, a majority of the shares of common stock voted at a stockholder meeting are voted in favor of the business combination;

▪	If our initial business combination is not consummated by December 10, 2020, then we will redeem all of the outstanding public shares and thereafter liquidate and dissolve the Company;
▪	The proceeds of our IPO, including such proceeds from the exercise of the underwriters’ over-allotment option, shall be placed into the trust account; and
▪	Prior to our initial business combination, we may not issue additional stock that participates in any manner in the proceeds of the trust account, or that votes as a class with the common stock.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Although we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

▪	Our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;
▪	Our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and
▪	Our outstanding rights and warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the Company is in. Accordingly, once a suitable target business to acquire has been located, management will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than had been spent prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock, rights and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Annual Report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States generally accepted accounting principles or international financial reporting standards, as issued by the International Accounting Standards Board. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business.

We are not required to assess our internal control procedures until the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.

We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2019, not including cash held in our trust account in the amount of $173,994,583, we had $1,576,508 in cash and $339,958 in liabilities. We expect to incur significant costs in pursuit of our acquisition plans, which will need to be funded, but if we are not successful in consummating an initial business combination by December 10, 2020, then we will liquidate in accordance with our amended and restated certificate of incorporation. Management’s plans to address this need for capital are discussed in the section of this Annual Report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

The requirement that the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies with which we may complete such a business combination.

Pursuant to the NYSE listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies with which we may complete an initial business combination. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote to approve our initial business combination unless the business combination would require stockholder approval under applicable law or stock exchange rules or if we decide to hold a stockholder vote for business or other reasons. For instance, the rules of the NYSE currently allow us to engage in a tender offer in lieu of a stockholder meeting, but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our issued and outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our issued and outstanding shares, we would seek stockholder approval of such business combination. However, except as required by applicable law or stock exchange rules, the decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding shares of common stock do not approve of the business combination we consummate. Our Founders and management team control a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

If we seek stockholder approval of our initial business combination, our Founders and management team have agreed to vote in favor of such initial business combination, regardless of how our public stockholders vote.

Unlike many other blank check companies in which the founders, executive officers and directors agree to vote their Founder Shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, our Founders and management team have agreed (and their permitted transferees will agree), pursuant to the terms of the letter agreements entered into with us, to vote any shares of common stock held by them in favor of our initial business combination. As a result, in addition to the Founder Shares and Placement Shares, we would need 6,127,501, or approximately 35.52%, of the remaining 17,250,000 public shares to be voted in favor of a transaction in order to have such initial business combination approved. We expect that our Founders and management team, and their permitted transferees, will own approximately 22% of the issued and outstanding shares of our common stock at the time of any such stockholder vote. Accordingly, if we seek stockholder approval of our initial business combination, it is more likely that the necessary stockholder approval will be received than would be the case if such persons agreed to vote their Founder Shares and Placement Shares in accordance with the majority of the votes cast by our public stockholders.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

Prior to the announcement of our initial business combination, you will not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our Board of Directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our initial business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with such business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Our amended and restated certificate of incorporation requires us to provide all of our public stockholders (but not our Founders or management team) with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of our public stockholders to exercise redemption rights with respect to a large number of our shares may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our initial business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001 upon the consummation of our initial business combination. If our initial business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by December 10, 2020, may give potential target businesses leverage over us in negotiating our initial business combination and may limit the amount of time we have to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by December 10, 2020. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination within the required time period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our Founders and management team have agreed that we must complete our initial business combination by December 10, 2020. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID-19 Coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination.

If we are unable to consummate our initial business combination within the required time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to the holders of our public shares by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of our public shares from the trust account shall be effected as required by function of our amended and restated certificate of incorporation and prior to any voluntary winding up.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent COVID-19 coronavirus pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID-19 coronavirus disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic”. COVID-19 could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation, our Founders, management team, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our Founders, management team, advisors or any of their affiliates are permitted to purchase shares of our common stock in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. None of them will make any such purchases when they are in possession of any material non‑public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Any such purchase would be required to include a contractual acknowledgement that the selling stockholder, although he, she or it may still be the record holder of the shares being sold, would, upon consummation of such sale, no longer be the beneficial owner of such shares and would agree not to exercise the redemption rights applicable to such shares. In the event that our Founders, management team, advisors or any of their affiliates purchase shares of common stock in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, any such selling stockholders would be required to revoke their prior elections to redeem their shares of common stock prior to the consummation of the transaction. Any such privately negotiated purchases may be effected at purchase prices that are below or in excess of the per-share pro rata portion of the trust account.

The purpose of such purchases could be to (1) increase the likelihood of obtaining stockholder approval of the initial business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Purchases of shares of our common stock in the open market or in privately negotiated transactions by our Founders, management team, advisors or their affiliates may make it difficult for us to maintain the listing of our common stock on the NYSE following the consummation of an initial business combination.

If our Founders, management team, advisors or their affiliates purchase shares of our common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on the NYSE following consummation of the initial business combination.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only (i) in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination by December 10, 2020, (ii) if they redeem their shares in connection with an initial business combination that we consummate or, (iii) if they redeem their shares in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 10, 2020, or (B) with respect to any other provision relating to our pre-business combination activity and related stockholders’ rights. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your securities, potentially at a loss.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we have net tangible assets of at least $5,000,001, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means our units will be immediately tradable and we may have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our consummation of an initial business combination.

If we seek stockholder approval of our business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), and if you or a “group” of stockholders are deemed to hold in excess of 15% of the issued and outstanding shares of our common stock, you will lose the ability to redeem all such shares in excess of 15% of the issued and outstanding shares of our common stock.

If we seek stockholder approval of our initial business combination pursuant to a proxy solicitation (meaning we would not conduct redemptions pursuant to the tender offer rules), our amended and restated certificate of incorporation will provide that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), would be restricted from seeking redemption rights with respect to an aggregate of more than 15% of the shares of common stock. Your inability to redeem an aggregate of more than 15% of the shares of common stock will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell such excess shares in open market transactions. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transaction, potentially at a loss.

If our cash not being held in the trust account is insufficient to allow us to operate until December 10, 2020, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate until at least December 10, 2020, assuming that our initial business combination is not consummated during that time. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no‑shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no-shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If that were to occur, we may not be able to consummate our initial business combination.

Subsequent to the consummation of our initial business combination, we may be required to take write-downs or write-offs, or we may be subject to restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our common stock, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business. Factors outside of the target business and outside of our control may, at any time, arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Our directors may decide not to enforce indemnification obligations against our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.00 per share and our Sponsor asserts that it is unable to satisfy obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine on our behalf whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations on our behalf, the amount of funds in the trust account available for distribution upon redemption of our public shares may be reduced below the amount that these shares would otherwise be converted into upon their redemption.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We must complete our initial business combination by December 10, 2020. We may not be able to find a suitable target business and complete our initial business combination within such time period or we may be unable to consummate a business combination due to a downturn in industry or economic conditions or due to other factors that may occur, including due to the outbreak of the COVID-19 Coronavirus pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis. If we have not completed our initial business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest earned on the funds held in the trust account net of interest that may be used by us to pay our franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board of Directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

Our amended and restated certificate of incorporation provides that we will continue in existence only until December 10, 2020. As promptly as reasonably possible following the redemptions we are required to make to our public stockholders in such event, subject to the approval of our remaining stockholders and our Board of Directors, we would dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after expiration of the time we have to complete an initial business combination, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

If we are unable to consummate our initial business combination by December 10, 2020, our public stockholders may be forced to wait beyond such times before redemption from our trust account.

If we are unable to consummate our initial business combination by December 10, 2020, we will, as promptly as reasonably possible but not more than ten business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses), pro rata to the holders of our public shares by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of our public shares from the trust account shall be effected as required by our amended and restated certificate of incorporation prior to our commencing any voluntary liquidation.

If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) pro rata to the holders of our public shares, then such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, investors may be forced to wait beyond 21 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their shares of common stock. Only upon any such redemption of public shares as we are required to effect or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

The grant of registration rights to our Founders and management team may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Our Founders and management team, and their respective permitted transferees, can demand that we register for resale Founder Shares and Placement Shares and the other securities underlying the units purchased in a private placement in June 2019. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our Founders and management team, or their respective permitted transferees, are registered.

Because we are not limited to any particular business or specific geographic location or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

Although we intend to focus on TMT businesses, we may pursue acquisition opportunities in any geographic region and in any business industry or sector. Except for the limitations that a target business have a fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned and less any interest earned thereon that is released to us for taxes) and that we are not permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in an acquisition target.

Past performance by our management team may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team and their affiliates is presented for informational purposes only. Past performance by our management team is not a guarantee either (i) that we will be able to identify a suitable candidate for our initial business combination or (ii) of success with respect to any business combination we may consummate. You should not rely on the historical record of our management team’s performance as indicative of our future performance of an investment in the company or the returns the company will, or is likely to, generate going forward.

We may seek acquisition opportunities outside the TMT industry, which may be outside of our management’s areas of expertise.

We will consider a business combination outside the technology industries, which may be outside of our management’s areas of expertise, if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors relevant to such acquisition. Accordingly, any stockholder who chooses to remain a stockholder following our initial business combination could suffer a reduction in the value of their securities. Such stockholders are unlikely to have a remedy for such reduction in value.

Although we identified specific criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law or the rules of NYSE, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet some or all of our criteria and guidelines, and therefore, for us to consummate such initial business combination.

Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into such initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Investors will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or an independent accounting firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Our Board of Directors will have significant discretion in choosing the standard used to establish the fair market value of the target acquisition. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional shares of common stock or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our amended and restated certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock, and 1,000,000 shares of preferred stock, par value $0.0001 per share. We may issue a substantial number of additional shares of common stock or shares of preferred stock, par value $0.0001 per share, to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. Although no such issuance will affect the per share amount available for redemption from the trust account, the issuance of additional common stock or preferred shares:

▪	May significantly dilute the equity interest of investors in the IPO, who will not have pre-emption rights in respect of such an issuance;
▪

May subordinate the rights of holders of shares of common stock if one or more classes of preferred stock are created, and such preferred shares are issued, with rights senior to those afforded to our common stock;

▪

Could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

▪	May adversely affect prevailing market prices for our units, common stock, rights and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Provisions in our amended and restated certificate of incorporation and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include the ability of our Board of Directors to designate the terms of, and issue new series of, preferred stock. We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our amended and restated certificate of incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain stockholder litigation matters, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, employees or stockholders.

Our amended and restated certificate of incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall have concurrent jurisdiction. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our amended and restated certificate of incorporation.

This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, other employees or stockholders, which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our amended and restated certificate of incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination and you will not be entitled to any of the corporate protections provided by such a meeting.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination (unless required by NYSE), and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors, in accordance with a company’s certificate of incorporation and bylaws, unless such election is made by written consent in lieu of such a meeting. If our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on stockholders.

We may, in connection with our initial business combination, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a stockholder to recognize taxable income in the jurisdiction in which the stockholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to stockholders to pay such taxes. Stockholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our management team and key personnel, some of whom may join us following our initial business combination. The loss of our management team or key personnel could negatively impact the operations and profitability of our business.

Our operations are dependent upon a relatively small group of individuals and, in particular, our management team. We believe that our success depends on the continued service of our management team, at least until we have consummated our initial business combination. In addition, our management team are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our management team. The unexpected loss of the services of one or more of our management team could have a detrimental effect on us. Additionally, we do not intend to have any full time employees prior to the consummation of our initial business combination.

The role of such persons in the target business, however, cannot presently be ascertained. Although some of such persons may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our management team or key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our management team key personnel may be able to remain with the Company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our management team or key personnel will remain with us after the consummation of our initial business combination. Our management team or key personnel may not remain in senior management or advisory positions with the post-transaction company. The determination as to whether any of our management team or key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, we may end up effecting our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of a particular target business. Our assessment of the capabilities of a target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should a target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

None of EarlyBird, Northland or any of their respective affiliates have an obligation to provide us with potential investment opportunities or to devote any specified amount of time or support to our company’s business.

None of EarlyBird, Northland or any of their respective affiliates have any legal or contractual obligation to seek on our behalf or to present to us investment opportunities that might be suitable for our business, and may allocate any such opportunities at their discretion to us or other parties. We have no investment management, advisory, consulting or other agreement in place with EarlyBird, Northland or any of their affiliates that obligates them to undertake efforts on our behalf or that govern the manner in which they will allocate investment opportunities. Even if EarlyBird, Northland or one of their affiliates refers an opportunity to us, no assurance can be given that such opportunity will result in an acquisition agreement or our initial business combination.

Certain of our management team are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

We engage in the business of identifying and combining with one or more businesses. Our management team are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our management team also may become aware of business opportunities, which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties or contractual obligations. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor or that a potential target business would not be presented to another entity prior to its presentation to us.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our Founders or management team, which may raise potential conflicts of interest.

We have not adopted a policy that expressly prohibits our management team, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In light of the involvement of our Founders and management team and each of their affiliates, with other entities, we may decide to acquire one or more businesses affiliated with our Founders and management team, or any of their affiliates. Our directors also serve as executive officers and board members for other entities. Our Founders and management team are not currently aware of any specific opportunities for us to consummate our initial business combination with any entities with which they are affiliated, and there have been no discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Business Combination Criteria” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or an independent accounting firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with any of our management team or Founders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest. Our directors have a fiduciary duty to act in the best interests of our stockholders, whether or not a conflict of interest may exist.

Since our Sponsor will lose its entire investment in us if our initial business combination is not consummated, and the members of our management team have significant financial interests in our Sponsor, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In March 2019, our Sponsor purchased 2,378,125 Founder Shares for an aggregate purchase price of $23,781.25, or approximately $0.01 per share. Dr. Katz, has a financial interest in our Sponsor. He is also its manager. Each of Messrs. Neil Miotto, John Mikulsky and Gil Frostig, all of our independent directors, and Ms. Tara McDonough, our former Vice President and Chief Financial Officer, also have a financial interest in our Sponsor. Our remaining director, Dr. Raluca Dinu, is the spouse of Dr. Katz. See “—Certain Relationships and Related Party Transactions.” In addition, prior to consummation of the offering, we issued 5,000 insider shares to Ms. McDonough solely in consideration of future services, which shares she forfeited upon her resignation as our Chief Financial Officer in August 2019. All of the Founder Shares will be worthless if we do not consummate our initial business combination. In addition, our Sponsor purchased 481,250 private units through the exercise of the over-allotment option for an aggregate purchase price of $4,812,500 which will be worthless if we do not consummate our initial business combination. The personal and financial interests of our Sponsor, as well as our executive officers and directors with a significant financial interest in our Sponsor, may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete initial business combination. Furthermore, we may issue a substantial number of additional common or preferred shares to complete our initial business combination or under an employee incentive plan upon or after consummation of our initial business combination. We and our management team have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

▪	Default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;
▪

Acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

▪	Our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;
▪	Our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;
▪	Our inability to pay dividends on our common stock;
▪

Using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

▪	Limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
▪	Increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
▪

Limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business, which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

Although we may seek to combine with a single target business or multiple target businesses simultaneously, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities, which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

▪	Solely dependent upon the performance of a single business, property or asset, or
▪	Dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, or at all.

Our management team and our stockholders may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes) or are otherwise not required to register as an investment company under the Investment Company Act. Even though we may own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the post-transaction company.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Historically, blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s IPO, which percentage threshold was typically between 19.99% and 39.99%. As a result, many blank check companies were unable to complete a business combination because the amount of shares voted by their public stockholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with its initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer, have entered into privately negotiated agreements to sell their shares to us or our Founders, management team, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon the consummation of our initial business combination. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. If too many public stockholders exercise their redemption rights so that we cannot satisfy the net tangible asset requirement or any net worth or cash requirements, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

We will have no obligation to net cash settle the rights.

There are no contractual penalties for failure to deliver shares of common stock to the holders of the rights upon consummation of an initial business combination. However, as the rights are securities, a failure to comply with the terms of the rights could be considered a violation of federal securities laws resulting in penalties. In addition, in no event will we be required to net cash settle the rights. Furthermore, the rights may expire worthless.

We may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 51% of the then outstanding public rights.

Our rights will be issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and us. The right agreement will provide that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 51% of the then outstanding public rights to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the rights in a manner adverse to a holder if holders of at least 51% of the then outstanding public rights approve of such amendment. Although our ability to amend the terms of the rights with the consent of at least 51% of the then outstanding public rights is unlimited, examples of such amendments could be amendments to, among other things, decrease the number of shares of our Common Stock issuable upon conversion of a right.

Holders of warrants and rights will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the warrants and rights will expire and holders will not receive any of such proceeds with respect to the warrants or rights. In this case, holders of warrants and rights are treated in the same manner as holders of warrants and rights of blank check companies whose units are comprised of shares, rights and warrants, as the warrants and rights, in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public stockholders to vote in favor of any proposed initial business combination as each of their warrants and rights would entitle the holder to purchase one share of common stock or receive one-twentieth of one share of common stock, as applicable, resulting in an increase in their overall economic stake in our Company. If a business combination is not approved, the warrants and rights will expire and will be worthless.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the warrants, public holders will only be able to exercise such warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the warrants for cash.

If we do not maintain a current and effective prospectus relating to the warrant shares issuable upon exercise of the public warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of warrant shares that a holder will receive upon exercise of its public warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the warrant issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the warrant shares until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our Company may be reduced or the warrants may expire worthless. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the warrant shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrants shall not be entitled to exercise such warrants and such warrants may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the shares of common stock included in the units. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered warrant shares for cash even if the prospectus relating to the warrant shares issuable upon exercise of the warrants is not current and effective.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this prospectus have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our Founders, executive officers and directors, or any of their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of warrant shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants have been issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement will provide that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of warrant shares issuable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike most blank check companies, if

▪

We issue additional shares of Common Stock or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at an issue price or effective issue price of less than $9.50 per share of Common Stock,

▪

The aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and

▪	The Market Value is below $9.50 per share,

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the price at which we issue the additional shares of Common Stock or equity-linked securities. This may make it more difficult for us to consummate an initial business combination with a target business.

Our rights and warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 17,817,500 shares. The warrants are exercisable at a price of $11.50 per whole share of common stock. To the extent we issue shares of common stock to effectuate a business transaction, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding shares of common stock and reduce the value of the shares of common stock issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The ability of our public stockholders to exercise their redemption rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise redemption rights, we may either need to reserve part of the trust account for possible payment upon such redemption, or we may need to arrange third party financing to help fund our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our Company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our Company and wait until December 10, 2020, in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We intend to offer each public stockholder the option to vote in favor of the proposed business combination and still seek redemption of such stockholders’ shares.

In connection with any meeting held to approve an initial business combination, we will offer each public stockholder (but not our Founders or management team) the right to have his, her or its shares of common stock redeemed for cash regardless of whether such stockholder votes for or against such proposed business combination; provided that a stockholder must in fact vote for or against a proposed business combination in order to have his, her or its shares of common stock redeemed for cash. If a stockholder fails to vote for or against a proposed business combination, that stockholder would not be able to have his shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding shares of common stock voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where stockholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination.

We will require public stockholders who wish to redeem their shares of common stock in connection with a proposed business combination to comply with specific requirements for redemption that may make it more difficult for them to exercise their redemption rights prior to the deadline for exercising their rights.

We will require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, The Depository Trust Company (“DTC”) and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise redemption rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to redeem may be unable to meet the deadline for exercising their redemption rights and thus may be unable to redeem their shares. In the event that a stockholder fails to comply with the various procedures that must be complied with in order to validly tender or redeem public shares, its shares may not be redeemed.

Additionally, despite our compliance with the proxy rules or tender offer rules, as applicable, stockholders may not become aware of the opportunity to redeem their shares.

Redeeming stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

We will require public stockholders who wish to redeem their shares of common stock in connection with any proposed business combination to comply with the delivery requirements discussed above for redemption. If such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to redeem their shares in such a circumstance will be unable to sell their securities after the failed acquisition until we have returned their securities to them. The market price for our common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek redemption may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including private equity groups, venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Provisions of our amended and restated certificate of incorporation that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of at least 65% of our issued and outstanding common stock, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation and the trust agreement to facilitate the completion of an initial business combination that some of our stockholders may not support.

Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by holders of a certain percentage of the company’s shares. In those companies, amendment of these provisions typically requires approval by holders holding between 90% and 100% of the company’s public shares. Our amended and restated certificate of incorporation provides that amendments to any its provisions relating to our pre-initial business combination activity and related stockholder rights may be amended if approved by holders of 65% of our outstanding common stock. If an amendment to any such provision is approved by the requisite stockholder vote, then the corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended. In all other instances, our amended and restated certificate of incorporation may be amended by holders of a majority of our common stock, subject to applicable provisions of the DGCL or applicable stock exchange rules. Prior to the consummation of our initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated certificate of incorporation. Our Founders and management team collectively beneficially own approximately 22% of our outstanding common stock and they may participate in any vote to amend our amended and restated certificate of incorporation and/or trust agreement and will have the discretion to vote in any manner they choose; provided, that, each of them has agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by December 10, 2020, unless we provide our public stockholders with the opportunity to redeem their shares of Common Stock upon approval of any such amendment at a per‑share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), divided by the number of then issued and outstanding public shares. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete our initial business combination with which you do not agree. In certain circumstances, our stockholders may pursue remedies against us for any breach of our amended and restated certificate of incorporation.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that our cash held in the trust account that may be available to us for our initial business combination will be sufficient to allow us to consummate our initial business combination, because we have not yet entered into an agreement with any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the cash held in the trust account proves to be insufficient, either because of the size of our initial business combination, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our management team or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our Founders and management team will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Our Founders and management team own approximately 22% of the issued and outstanding shares of our common stock Founders and management team, or any of their affiliates, could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote or magnitude of the number of stockholders seeking to tender their shares to us. In connection with any vote for a proposed business combination our Founders, as well as all of our management team have agreed to vote the shares of common stock owned by them, the shares of common stock underlying the private placement units, and any shares acquired in the aftermarket in favor of such proposed business combination.

In addition, we do not intend to hold an annual meeting of stockholders to elect new directors prior to the completion of our business combination. Unless we hold an annual meeting, all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, the entire Board of Directors will be considered for election, however our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the completion of our business combination.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

We continue to expect to meet, on a pro forma basis, the minimum initial listing requirements set forth in the rules of the NYSE; however, we cannot assure you that our securities will be, or will continue to be, listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities. Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4 per share. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

▪	A limited availability of market quotations for our securities;
▪	Reduced liquidity for our securities;
▪

A determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

▪	A limited amount of news and analyst coverage; and
▪	A decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If we were no longer listed on the NYSE, our securities would not qualify as covered securities under such statute and transactions involving our securities could be subject to regulation by individual states.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or International Financial Reporting Standard as issued by the International Accounting Standards Board, or IFRS, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination within the time frame prescribed in our amended and restated certificate of incorporation.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target company with which we seek to complete our business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our common stock held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following January 1. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make a comparison of our financial statements with another public company, unless it is an emerging growth company that has not opted out of using the extended transition period, difficult or impossible because of the potential differences in accounting standards used.

We may face risks related to companies in the TMT industry.

Business combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a business combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

▪	An inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources;
▪	An inability to manage rapid change, increasing consumer expectations and growth;
▪	An inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;
▪	A reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;
▪	An inability to deal with our subscribers’ or customers’ privacy concerns;
▪	An inability to attract and retain subscribers or customers;
▪	An inability to license or enforce intellectual property rights on which our business may depend;
▪	Any significant disruption in our computer systems or those of third parties that we would utilize in our operations;
▪	An inability by us, or a refusal by third parties, to license content to us upon acceptable terms;
▪	Potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we may distribute;

▪

Competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

▪

Disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, terrorist attacks, accidental releases of information or similar events;

▪	An inability to obtain necessary hardware, software and operational support; and
▪	Reliance on third-party vendors or service providers.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the technology industries. Accordingly, if we acquire a target business in another industry, we will be subject to risks attendant with the specific industry in which the target business we acquire operates, which may or may not be different than those risks listed above.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently maintain our corporate offices at 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303.  The cost for this space is included in the $20,000 per month fee that we pay an affiliate of our Sponsor for office space, administrative and support services. We believe, based on fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated party. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began trading on the NYSE under the symbol “GIX.U” on June 6, 2019. On June 26, 2019, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units. On July 1, 2019, our shares of common stock, warrants and rights began trading on the NYSE under the symbols “GIX”, “GIX.WS” and “GIX.RT” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one common share at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable on the later of 30 days after the completion of our initial business combination or June 10, 2020. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

The following table sets forth, for the calendar quarter indicated, the high and low sales prices per unit as reported on the NYSE for the period from June 6, 2019 (the first day on which our units began trading) through December 31, 2019, and our shares of common stock, warrants, and rights for the period from July 1, 2019 (the first day on which our shares of common stock, warrants and rights were traded separately) through December 31, 2019.

	Units (GIX.U)		Common Stock (GIX)		Warrants (GIX.WS)		Rights (GIX.RT)
	High	Low	High	Low	High	Low	High	Low
Year ended December 31, 2019:
Quarter ended March 31, 2019	$—	$—	$—	$—	$—	$—	$—	$—
Quarter ended June 30, 2019 (1)	$10.03	$10.01	$—	$—	$—	$—	$—	$—
Quarter ended September 30, 2019 (2)	$10.30	$10.00	$10.00	$9.68	$0.28	$0.13	$0.30	$0.13
Quarter ended December 31, 2019	$10.47	$10.32	$9.95	$9.83	$0.35	$0.22	$0.39	$0.25

(1)	Beginning on June 6, 2019, with respect to GIX.U.
(2)	Beginning on July 1, 2019 with respect to GIX, GIX.WS and GIX.RT.

(b) Holders

At March 2, 2020, there were five holders of record of our Units, four holders of record of our separately traded shares of common stock, one holder of record of our separately traded warrants, and one holder of record of our separately traded rights. The actual number of holders of our Units, separately traded shares of common stock, separately traded warrants, and separately traded rights is greater than the number of record holders, and includes stockholders who are beneficial owners, but whose securities are held in “nominee” or “street name” by brokers and other nominees.  The number of holders of record also does not include stockholders whose shares may be held in trust by other entities.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board of Directors. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock.  As a result, there were 4,307,500 Founder Shares outstanding as of December 31, 2019.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

On June 5, 2019, the Founders purchased from us an aggregate of 492,500 private placement units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of our IPO (the “Offering”). On June 13, 2019, the Founders also purchased from us an aggregate of 75,000 private placement units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Each private placement unit consists of one Placement Share, one warrant, and one right to receive one-twentieth of a share of common stock upon the consummation of our initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the warrants may be adjusted in certain circumstances as described in Note 6 to our financial statements. Unlike the warrants included in the units sold in  our IPO, if held by the original holder or its permitted transferees, the warrants included in the private placement units are not redeemable by us and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the initial business combination. If the warrants included in the private placement units are held by holders other than the initial holders or their permitted transferees, the warrants included in the private placement units will be redeemable by us and exercisable by holders on the same basis as the warrants included in our IPO.

On June 5, 2019, one of our underwriters, Northland, purchased 100,000 private underwriter shares at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. Northland also purchased from us an additional 20,000 private underwriter shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of our Offering with the exercise of the over-allotment option. The private underwriter shares are identical to the Placement Shares.

The private placement units and the private underwriter shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Founders and Northland are each an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Insider Shares

Simultaneously with the completion of the initial closing of the Offering, we issued 5,000 insider shares, in consideration of future services, to Ms. Tara McDonough, our former Vice President and Chief Financial Officer. The insider shares were forfeited upon Ms. McDonough’s resignation on August 12, 2019. The insider shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Ms. McDonough was an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act at the time of the issuance of the insider shares.

Use of Proceeds

On June 10, 2019, we completed the initial closing of our Offering whereby we sold 15,000,000 units. On June 13, 2019, we completed the second closing of our Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 2,250,000 units. Each unit consists of one share of our common stock, one warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon consummation of the initial business combination. The units in our Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds from the initial and second closings of our Offering in the aggregate amount of $172,500,000. The units sold in our Offering were registered under the Securities Act on registration statements on Form S-1 (No. 333-231337 and 333-231979), which were declared effective by the SEC on June 5, 2019. The underwriters for our Offering were EarlyBird, Northland and Odeon Capital Group LLC.

We paid $4,332,430 in transaction costs, consisting of $3,450,000 of underwriting fees and $882,430 of the offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from our Offering and private placements was $175,042,570 of which $172,500,000 were placed in our trust account at UBS Financial Services Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of our Offering that was not placed in the trust account, we repaid a promissory note issued to our Sponsor, which bore the outstanding principal amount of $99,937, when we repaid it upon the initial closing of our Offering. The proceeds held in the trust account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of December 31, 2019, we had cash of $1,576,508 held outside the trust account for working capital purposes.

Item 6. Selected Financial Data.

Not required for smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We have not identified an acquisition target. We intend to effectuate our initial business combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founders and the sale of our common stock (the “Private Underwriter Shares”) to one of our underwriters, both of which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, one warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon or consummation of our initial Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”.

The issuance of additional shares of common stock or the creation of one or more classes of preferred stock during our initial business combination:

•	may significantly dilute the equity interest of investors in the offering who would not have pre-emption rights in respect of any such issue;
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through December 31, 2019, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for our initial business combination. We have neither engaged in any operations nor generated any operating revenues to date. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the trust account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from March 6, 2019 (date of inception) through December 31, 2019, we had a net income of $360,451 which consisted of interest income on marketable securities held in the Trust Account of $1,872,701, which was partially offset by operating expenses of $953,436 and a provision for income taxes of $558,814.

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

As of December 31, 2019, we held cash and marketable securities in the amount of $173,994,583 (including $1,872,701 of interest earned) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period March 6, 2019 (date of inception) through December 31, 2019, we withdrew $378,118 from the interest earned on the Trust Account to pay tax obligations.

For the period March 6, 2019 (date of inception) through December 31, 2019, cash used in operating activities was $1,477,400, consisting of a net income of $360,451, changes in operating assets and liabilities of $34,850, and interest earned on marketable securities held in the Trust Account of $1,872,701.

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

As of December 31, 2019, we had cash of $1,576,508 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination.

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

Off-Balance Sheet Arrangements

As of December 31, 2019, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the business combination or our liquidation.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of our initial business combination, and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Net income	$360,451
Less: net income attributable to common stock subject to redemption	(1,006,622)
Net loss attributable to common stockholders	$(646,171)
Weighted-average common shares outstanding, basic and diluted	4,836,966
Net loss per share common share, basic and diluted	$(0.13)

Common Stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. At December 31, 2019, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2019, $173,994,583 was held in the Trust Account for the purposes of consummating an initial business combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of GigCapital2, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of GigCapital2, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2019, and the related statements of operations and comprehensive income, stockholders’ equity, and cash flows for the period from March 6, 2019 (date of inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for period from March 6, 2019 (date of inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that GigCapital2, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no present revenue, its business plan is dependent on the completion of a financing and the Company’s cash and working capital are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2019.

San Jose, California

March 30, 2020

GIGCAPITAL2, INC.

Balance Sheet

December 31, 2019
ASSETS
Current assets
Cash	$1,576,508
Prepaid expenses	161,609
Receivable from related party	1,952
Total current assets	1,740,069
Cash and marketable securities held in Trust Account	173,994,583
Other non-current assets	33,327
TOTAL ASSETS	$175,767,979
LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,613
Payable to related parties	16,649
Other current liabilities	180,696
Total liabilities	339,958
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 17,042,802 shares at a redemption value of $10.00 per share	170,428,020
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,202,198 shares issued and outstanding(1)	520
Additional paid-in capital	4,639,030
Retained earnings	360,451
Total stockholders’ equity	5,000,001
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$175,767,979

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statement of Operations and Comprehensive Income

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Revenues	$—
General and administrative expenses	953,436
Loss from operations	(953,436)
Other income
Interest income on cash and marketable securities held in Trust Account	1,872,701
Income before provision for income taxes	919,265
Provision for income taxes	558,814
Net income and comprehensive income	$360,451
Net loss attributable to common stockholders	$(646,171)
Weighted-average common shares outstanding, basic and diluted	4,836,966
Net loss per share common share, basic and diluted (1)	$(0.13)

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statement of Stockholders’ Equity

	Common Stock		Additional
	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance as of March 6, 2019 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share(1)	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	57	5,674,943	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Cancellation of insider shares	(5,000)	(1)	1	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,165,845	—	168,167,570
Shares subject to redemption	(17,042,802)	(1,705)	(170,426,315)	—	(170,428,020)
Net income	—	—	—	360,451	360,451
Balance as of December 31, 2019	5,202,198	$520	$4,639,030	$360,451	$5,000,001

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statement of Cash Flows

Period from March 6, 2019 (Date of Inception) through December 31, 2019
OPERATING ACTIVITIES
Net income	$360,451
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,872,701)
Change in operating assets and liabilities:
Prepaid expenses	(161,609)
Receivable from related party	(1,952)
Other non-current assets	(33,327)
Accounts payable	34,393
Payable to related parties	16,649
Other current liabilities	180,696
Net cash and cash equivalents used in operating activities	(1,477,400)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(172,500,000)
Cash withdrawn from Trust Account	378,118
Net cash and cash equivalents used in investing activities	(172,121,882)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000
Borrowing from related party	99,937
Repayment of borrowing from related party	(99,937)
Proceeds from sale of Private Placement Units	5,675,000
Proceeds from sale of common stock to underwriters	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000
Payment of offering costs	(774,210)
Net cash and cash equivalents provided by financing activities	175,175,790
Net increase in cash and cash equivalents during period	1,576,508
Cash and cash equivalents, beginning of period	—
Cash and cash equivalents, end of period	$1,576,508
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$378,118
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$108,220
Change in value of common stock subject to possible redemption	$2,260,450

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Notes to Financial Statements

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

As of December 31, 2019, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through December 31, 2019 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Transaction costs amounted to $4,332,430, consisting of $3,450,000 of underwriting fees and $882,430 of offering costs. The Company’s remaining cash after payment of the offering costs will be held outside of the Trust Account for working capital purposes.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of December 31, 2019 was $173,994,583 which represents cash and short-term investments of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $1,872,701 of interest income earned on these holdings, less $378,118 withdrawn from the interest earned on the Trust Account to pay tax obligations.

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

Going Concern Consideration

As of December 31, 2019, the Company had $1,576,508 in cash and working capital of $1,400,111. Further, the Company has no present revenue, its business plan is dependent on the completion of a financing and it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the

Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Net income	$360,451
Less: net income attributable to common stock subject to redemption	(1,006,622)
Net loss attributable to common stockholders	$(646,171)
Weighted-average common shares outstanding, basic and diluted	4,836,966
Net loss per share common share, basic and diluted	$(0.13)

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

Cash and Marketable Securities Held in Trust Account

As of December 31, 2019, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2019. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

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

On June 26, 2019, the Company announced that the holders of the Company’s Units may elect to separately trade the securities underlying such Units which commenced on July 1, 2019. Any Units not separated will continue to trade on the New York Stock Exchange under the symbol “GIX.U”. Any underlying shares of common stock, warrants and rights that are separated will trade on the New York Stock Exchange under the symbols “GIX,” “GIX.WS” and “GIX.RT,” respectively.

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of December 31, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Unlike the Warrants included in the Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Private Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the Warrants included in the Offering.

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

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 2,250,000 additional Units to cover any over-allotments, at the Offering price less deferred underwriting discounts and commissions. On June 13, 2019, the underwriters elected to fully exercise their over-allotment option to purchase 2,250,000 Units at a purchase price of $10.00 per unit.

The Company paid an underwriting discount of $0.20 per Unit to the underwriters.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2019, there were 5,202,198 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 17,042,802 such shares outstanding as of December 31, 2019).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2019, there were no shares of preferred stock issued and outstanding.

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

As of December 31, 2019, there were 17,817,500 warrants outstanding.

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

As of December 31, 2019, there were 17,817,500 rights outstanding.

Stock-based Compensation

The 5,000 shares issued to Ms. McDonough, the Company’s former Chief Financial Officer, were forfeited upon her resignation in August 2019. Since an initial Business Combination did not occur prior to the forfeiture of these shares, no stock-based compensation expense was recorded in the Company’s statement of operations and comprehensive income.

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

Level 1:

Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:

Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs which are supported by little or no market activity and which are significant to the fair value of the assets or liabilities.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$173,994,583

8. INCOME TAX

The sources of income before provision for income taxes are as follows for the period from March 6, 2019 (date of inception) through December 31, 2019:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Domestic	$919,265
Foreign	—
Total	$919,265

The provision for income taxes was comprised of the following for the period from March 6, 2019 (date of inception) through December 31, 2019:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Current:
Federal	$393,267
State and local	165,547
Foreign	—
Total Current	558,814
Deferred:
Federal	—
State and local	—
Foreign	—
Total deferred income tax expense	—
Total provision for income taxes	$558,814

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Statutory income tax expense	$193,046
State income taxes, net of federal	64,198
Other permanent items	5,336
Valuation allowance on start-up costs	296,234
Provision for income taxes	$558,814

For the period from March 6, 2019 (date of inception) through December 31, 2019, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the Start-up Costs and tax expense associated with nondeductible permanent adjustments.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2019 were as follows:

December 31, 2019
Deferred Tax Assets:
Start-up costs	$296,234
Valuation allowance	(296,234)
Net deferred tax assets (liabilities)	$—

As of December 31, 2019, the Company has recorded a valuation allowance of $296,234 to offset deferred tax assets related to its start-up costs. As of December 31, 2019, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2019, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of 2019. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2019 through December 31, 2019, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2019 are listed below.

Name	Age	Position
Raluca Dinu	46	President and Chief Executive Officer
Brad Weightman	65	Vice President and Chief Financial Officer
Avi S. Katz	61	Executive Chairman of the Board and Secretary
Neil Miotto	73	Director
John Mikulsky	74	Director
Gil Frostig	61	Director

Dr. Raluca Dinu joined our Board of Directors in March 2019, and has served as our President and Chief Executive Officer since August of 2019. She has also served as a director of GigCapital3, Inc. since February 2020. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of Integrated Device Technology, Inc. (Nasdaq: IDTI) (“IDT”)’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, Inc. (“GigPeak”), including Executive Vice President and Chief Operation Officer from 2008 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the Board of Directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was VP of Engineering at Lumera Corporation (“Lumera”) (NASDAQ: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-MBA from Stanford University. Dr. Dinu is married to Dr. Katz, our Executive Chairman of our Board of Directors.

Brad Weightman has served as our Chief Financial Officer since August 2019, and was also the Chief Financial Officer of GigCapital, Inc. (“GigCapital”) from that time until the closing of its business combination with Kaleyra, Inc. on November 25, 2019. He has also served as the Chief Financial Officer of GigCapital3, Inc. since February 2020. Mr. Weightman has more than 25 years of global finance and accounting experience with public and private companies of various sizes in the semiconductor, Internet-of-Things, hardware, and software industries. Before then, beginning in April 2017, Mr. Weightman was Senior Business Controller at IDT, providing strategic and financial support for the General Manager and the division, prior to IDT being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was Corporate Controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman has held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science in Accounting from San Jose State University and is a Certified Public Accountant in California (inactive).

Dr. Avi S. Katz has served as our Executive Chairman of our Board of Directors since March 2019, and from that time until August 2019, was also our Chief Executive Officer, President and Secretary. He has also served as the Executive Chairman of our Board of Directors, Chief Executive Officer, President and Secretary of GigCapital3, Inc. since February 2020. He is also the Founding Managing Member of GigFounders, LLC, and the Manager of our Sponsor, as well as GigAcquisitions, LLC (the sponsor of GigCapital) and GigAcquisitions3, LLC (the sponsor of GigCapital3, Inc.). Dr. Katz has spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the technology industry. GigCapital completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GigCapital common stock, three-quarters (3/4) of one warrant to purchase one share of

GigCapital common stock and one right to receive one-tenth (1/10) of one share of GigCapital common stock, generating aggregate proceeds of $143,750,000, and, at that time, was listed on the NYSE under the symbol “GIG.” On February 22, 2019, after intensive screening of more than 400 companies worldwide, GigCapital entered into a stock purchase agreement to acquire Kaleyra S.p.A. at a transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. Kaleyra S.p.A. is a global company specialized in providing mobile messaging services for financial institutions and companies of all sizes. The transaction closed on November 25, 2019, and GigCapital was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” at that time. Dr. Katz has served as the Executive Chairman of Kaleyra, Inc. since the consummation of the transaction in November 2019. Dr. Katz is also the co‑founder of Cognizer, Inc. (“Cognizer”), a software company specializing in deep-learning powered natural language artificial intelligence, and has been the Executive Chairman of Cognizer’s board of directors since March 2019. Prior to forming GigCapital, Dr. Katz dedicated 10 years to bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigPeak from its inception in 2007 until its sale in April 2017 to IDT for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Equator Technologies was sold to Pixelworks, Inc. for $110 million in 2005. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as Member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the Israeli Naval Academy and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, one of our directors, and our President and Chief Executive Officer.

Neil Miotto joined the Board of Directors in March 2019. He also joined the board of directors of GigCapital3, Inc. in February 2020. Mr. Miotto became a member of the board of directors of GigCapital in October 2017 and has continued in that role after that company became Kaleyra, Inc. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. He currently serves on the board of directors of Cognizer, a position he has held since March 2019. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG Mr. Miotto has provided high level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be a ‘financial expert’ under SEC and NYSE rules. While at KPMG Mr. Miotto focused on serving large public companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York.

John J. Mikulsky joined the Board of Directors as an independent director in March 2019. He also joined the board of directors of GigCapital3, Inc. in February 2020. Mr. Mikulsky became a member of the board of directors of GigCapital in December 2017 and has continued in that role after the company became Kaleyra, Inc. He joined the board of directors of Cognizer, in March 2019. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the board of directors of GigPeak from June 2011 until its sale IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave Corporation in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave Corporation, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries, from 1993 until 1996. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

Gil Frostig joined the Board of Directors as an independent director in March 2019. Mr. Frostig is a member of J-Angels Investment Group and also acts as an independent investor and adviser to start-up companies. Since 2018, he has served on the Technology Advisory Council for Benhamou Global Ventures. From 2013 to 2018, Mr. Frostig served as the Vice President of Engineering at Qualcomm Corporation, where he was in charge of Bluetooth and NFC Si components development, and part of the executive team of its WiFi product line, capturing the number one market share position for Access Points and Clients in enterprise and in retail. From 1983 to 2013, Mr. Frostig served as Vice President and General Manager at Intel Corp. (“Intel”). While at Intel, he managed all of the Ethernet (LAN) developments and products for client and server solutions, capturing the number one market share position in 1 Gbps Ethernet. Mr. Frostig led Intel’s foray into WiFi by developing and providing the WiFi solution for Intel’s Centrino platform, which started the global success of WiFi in general. Mr. Frostig received his B.Sc. in Electrical Engineering from the Technion, Israel Institute of Technology.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board of Directors will be elected each year at our annual meeting of stockholders. We may not hold an annual meeting of stockholders until after we consummate our initial business combination (unless required by NYSE).

Our executive officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board of Directors.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2019.

Audit Committee

We have established an audit committee of the Board of Directors. Messrs. Miotto, Mikulsky and Frostig will serve as members of our audit committee. Mr. Miotto serves as chairman of the audit committee. Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Messrs. Miotto, Mikulsky and Frostig are independent.

Each member of the audit committee is financially literate and our Board of Directors has determined that Mr. Miotto qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the purpose and principal functions of the audit committee, including:

▪

assisting the Board of Directors in the oversight of (1) the accounting and financial reporting processes of the Company and the audits of the financial statements of the Company, (2) the preparation and integrity of the financial statements of the Company, (3) the compliance by the Company with financial statement and regulatory requirements, (4) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firm, and (5) the qualifications and independence of the Company’s independent registered public accounting firm;

▪

reviewing with each of the internal and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discuss with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

▪

reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

▪

receiving and reviewing reports of the independent registered public accounting firm discussing 1) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, 2) all alternative treatments of financial information within generally accepted accounting principles that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and 3) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;

▪

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

▪

reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

▪

discussing with management and independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

▪	reviewing material pending legal proceedings involving the Company and other contingent liabilities;
▪

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

▪

reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

▪

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

▪

reviewing periodically with the Company’s management, independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and

▪	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Mikulsky and Frostig. Mr. Mikulsky serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

▪	reviewing the performance of the Chief Executive Officer and executive management;
▪	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

▪

reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

▪	approving the salaries, bonus and other compensation for all executive officers;
▪	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
▪	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
▪	reviewing and making recommendations concerning executive compensation policies and plans;
▪	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;
▪	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;
▪

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

▪	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
▪	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
▪	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;
▪	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
▪	annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and
▪

undertaking all further actions and discharge all further responsibilities imposed upon the Committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Messrs. Frostig, Mikulsky and Miotto. Mr. Frostig serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

▪	developing and recommending to the Board of Directors the criteria for appointment as a director;
▪	identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;
▪	reviewing candidates recommended by stockholders;

▪	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
▪	recommending director nominees for approval by the Board of Directors and election by the stockholders at the next annual meeting.

The charter also provides that the nominating and corporate governance committee may, in its sole discretion, retain or obtain the advice of, and terminate, any search firm to be used to identify director candidates, and will be directly responsible for approving the search firm’s fees and other retention terms.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders. Prior to our initial business combination, holders of our public shares will not have the right to recommend director candidates for nomination to our Board of Directors.

Director Independence

NYSE requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of the Company or its subsidiaries or any other individual having a relationship, which, in the opinion of the Company’s Board of Directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Messrs. Miotto, Mikulsky and Frostig are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Code of Ethics

We have adopted a Code of Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have filed a copy of our form of Code of Ethics and our board committee charters as exhibits to the initial registration statement. You are able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us, or may accessed on our company website at https://www.gigcapitalglobal.com/investors. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

None of our management team is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

▪

In the course of their other business activities, our Sponsor and management team may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. However, our management teams have agreed to present to us all suitable target business opportunities, subject to any fiduciary or contractual obligations.

▪

Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

▪

The Founder Shares and Placement Shares will be released from lockup only if an initial business combination is successfully completed, and the private warrants and private rights will expire worthless if an initial business combination is not consummated. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is appropriate for effecting an initial business combination.

In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

▪	the corporation could financially undertake the opportunity;
▪	the opportunity is within the corporation’s line of business; and
▪	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our management team may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our management team has contractually agreed, pursuant to a written agreement with us, until the earliest of our execution of a definitive agreement for a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have. Accordingly, our amended and restated certificate of incorporation will provide that the doctrine of corporate opportunity will not apply with respect to any of our management team in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have.

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Raluca Dinu	GigCapital3, Inc. Kaleyra, Inc.	PPE (SPAC) Mobile Messaging Services	Director Strategic Advisory Board, Chair
Brad Weightman	GigCapital3, Inc.	PPE (SPAC)	Chief Financial Officer
Avi S. Katz	Kaleyra, Inc. GigNext, LLC GigFounders, LLC GigAcquisitions, LLC GigAcquisitions2, LLC GigCapital3, Inc. GigAcquisitions3, LLC Cognizer, Inc.	Mobile Messaging Services Consulting and Investment Consulting and Investment PPE (SPAC) sponsorship PPE (SPAC) sponsorship PPE (SPAC) PPE (SPAC) sponsorship AI Technology	Executive Chairman Founder and managing member Founder and managing member Founder and manager Founder and manager Founder and Executive Chairman Founder and manager Co-Founder and Executive Chairman
Neil Miotto	Kaleyra, Inc. GigFounders, LLC GigCapital3, Inc. Cognizer, Inc.	Mobile Messaging Services Consulting and Investment PPE (SPAC) AI Technology	Director Minority member Director Director
John Mikulsky	Kaleyra, Inc. GigCapital3, Inc. Cognizer, Inc.	Mobile Messaging Services PPE (SPAC) AI Technology	Director Director Director
Gil Frostig	N/A	N/A	N/A

In addition, our management team have agreed not to participate in the formation of, or become an executive officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by December 10, 2020.

If we submit our initial business combination to our public stockholders for a vote, our Founders, as well as all of our management team have agreed to vote any shares held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to their Founder Shares or the Placement Shares. If they purchase shares of common stock, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem or sell such shares to us in connection with the consummation of an initial business combination.

All ongoing and future transactions between us and any of our Sponsor or management team, or their respective affiliates, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our Board of Directors who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2019 there were no delinquent filers.

Item 11. Executive Compensation.

Compensation of our Executive Officers and Directors

As we are a special purpose acquisition company, formed for the purpose of effecting a business combination, our primary objective with respect to executive and director compensation is to retain the executives and directors to help identify and close a business combination.

Commencing on the date that our securities were first listed on NYSE through the earlier of consummation of our initial business combination and our liquidation, we will pay our Sponsor a total of $20,000 per month, which funds were used to pay for office space, utilities, secretarial and administrative services. This arrangement was agreed to by an affiliate of our Executive Chairman for our benefit and is not intended to provide such affiliate of our Executive Chairman compensation in lieu of a salary. We believed that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services.

On March 20, 2019 we entered into a Strategic Services Agreement with Tara McDonough, our former Vice President and Chief Financial Officer, which was effective through August 12, 2019, Ms. McDonough’s last day providing services for the Company. Ms. McDonough was paid at an hourly rate of $200 per hour. Ms. McDonough was paid a total of $41,950 pursuant to her Strategic Services Agreement. On August 6, 2019, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer. Mr. Weightman is paid $10,000 per month.

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards		Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Former President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—		$—	$—	$—	$45,000	(1)	$45,000
Dr. Raluca Dinu, Director and President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	—	—	—		—	—	—	54,000	(1)	54,000
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	50,000	—	—		—	—	—	—		50,000
Tara McDonough, Former Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	41,950	—	—	(2)	—	—	—	—		41,950

(1)

Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

(2)

5,000 restricted common stock shares were granted on June 10, 2019 to Ms. Tara McDonough. The shares underlying the Company’s restricted stock awards were subject to forfeiture if a business combination is not completed or if the individual resigns or is terminated for cause prior to the completion of a business combination. As the shares are subject to forfeiture, no compensation expense was recorded in the financial statements. As Ms. McDonough resigned on August 12, 2019, Ms. McDonough’s 5,000 shares were cancelled.

Independent Director Compensation

Name	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation(1)	Total
Neil Miotto, Independent Director and Chairman of the Audit Committee	$—	$—	$—	$—	$—	$45,000	$45,000
John Mikulsky, Independent Director and Chairman of the Compensation Committee	—	—	—	—	—	36,000	36,000
Gil Frostig, Independent Director	—	—	—	—	—	36,000	36,000

(1)

Advisory fees were paid to directors for board committee service and administrative and analytical services, including certain activities on the Company’s behalf, such as identifying and investigating possible business targets and business combinations.

Except as set forth above, no compensation was paid to our Sponsor, or management team, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors review on a quarterly basis all payments that were made to our Sponsor, management team or our or their affiliates.

Members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board of Directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this annual report, and as adjusted to reflect the sale of our shares of common stock included in the units, by:

▪	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;
▪	each of our management team that beneficially owns shares of common stock; and
▪	all our management team as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of any shares of common stock issuable upon exercise of warrants as these warrants are not exercisable within 60 days of the date of this annual report, or any shares of common stock receivable upon conversion of rights, as no rights are convertible within 60 days of the date of this annual report.

			Approximate
	Number of		Percentage of
	Shares		Outstanding
	Beneficially		Common
Name and Address of Beneficial Owner (1)	Owned		Stock (2)
GigAcquisitions, LLC (3)	4,500,237	(4)	20.23%
Dr. Avi S. Katz (3)	4,500,237		20.23%
Dr. Raluca Dinu	—		—
Tara McDonough (5)	—		—
Brad Weightman	—		—
Neil Miotto	—		—
John Mikulsky	—		*
Gil Frostig	—		*
All directors and officers as a group (7 individuals)	4,500,237		20.23%
Karpus Investment Management (6)	2,596,725		11.70%
UBS O’Connor LLC (7)	1,158,400		5.20%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Road, Suite 200, Palo Alto CA.
(2)	Based on 22,245,000 shares of common stock outstanding as of December 31, 2019.
(3)

Represents shares held by our Sponsor. The shares held by our Sponsor are beneficially owned by Dr. Avi Katz, our Executive Chairman and Secretary, and the manager of our Sponsor, who has sole voting and dispositive power over the shares held by our Sponsor.

(4)	Does not include 481,250 shares of common stock underlying warrants or 24,063 shares of common stock underlying rights that are not exercisable within 60 days.
(5)	The Company’s former Chief Financial Officer until August 12, 2019.
(6)	Based on the Schedule 13G/A Amendment No. 1 filed by Karpus Investment Management with the SEC on February 14, 2020. The business address reported is 183 Sully's Trail, Pittsford, New York 14534.
(7)	Based on the Schedule 13G filed by UBS O’Connor LLC with the SEC on February 13, 2020. The business address reported is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.

Our Founders, and management team beneficially own approximately 22% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 20.23% of such issued and outstanding common stock. Because of this ownership block, our Founders, together, and our Sponsor acting alone, may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

The Founders and each of our management team have agreed not to transfer, assign or sell any of Founder Shares, private placement units or any securities underlying the private placement units (including the Placement Shares) until the date that is one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last sale price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then the private shares will be released from the lock-up. Notwithstanding the foregoing, during the lockup period, the Founders and our management team may transfer, assign or sell any of the aforenamed securities (1) amongst the Founders and their affiliates, to our management team, or to any affiliate or family member of any of our management team, (2) in the case of an entity, as a distribution to its partners, stockholders or members upon its liquidation, (3) in the case of an individual, (i) by bona fide gift to such person’s immediate family or to a trust, the beneficiary of which is a member of such person’s immediate family, an affiliate of such person or to a charitable organization, (ii) by virtue of the laws of descent and distribution upon death of such person, or (iii) or pursuant to a qualified domestic relations order, (4) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (5) through private sales or transfers made in connection with the consummation of our initial business combination at prices no greater than the price at which such securities were originally purchased or (6) to us for no value for cancellation in connection with the consummation of our initial business combination; provided , that, in each such case (except clause (6)), these transferees (the “Permitted Transferees”) shall be enter into a written agreement with us agreeing to be bound by the transfer restrictions agreed to by the original holder in connection with the purchase of the securities being transferred.

Registration Rights

The Founders and management team are entitled to registration rights pursuant to a registration rights agreement signed on June 5, 2019. The Company’s Founders and management team are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the registration rights agreement. Notwithstanding the foregoing, EarlyBird, Northland Investment, and Northland may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after, June 5, 2019 the effective date of the registration statement for our initial public offering, and may not exercise their demand rights on more than one occasion.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 Founder Shares as of December 31, 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

The Founders purchased from us an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. The Founders also purchased from us an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Among the Private Placement Units, 481,250 units were purchased by the Sponsor, 29,900 units were purchased by EarlyBird, and 56,350 units were purchased by Northland Investment. Each Private Placement Unit consists of one Placement Share, $0.0001 par value, one warrant, and one right to receive one-twentieth of a share of common stock upon the consummation of the Company’s initial business combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as described in Note 6 of the financial statements.

One of our underwriters, Northland, purchased 100,000 Private Underwriter Shares, at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. Northland also purchased from us an aggregate of 20,000 Private Underwriter Shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the Placement Shares.

Subject to certain limited exceptions, our Founders and management team have agreed not to transfer, assign or sell any of their Founder Shares or private placement units, or the securities underlying the private placement units, including the Placement Shares, until one year after the date of the consummation of our initial business combination. Notwithstanding the foregoing, (1) if the last sale price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after our initial business combination, or (2) if we consummate a liquidation, merger, stock exchange or other similar transaction after our initial business combination which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property, then the aforenamed securities will be released from the lock-up. Permitted transferees would be subject to the same restrictions and other agreements of our initial stockholders with respect to any such securities.

In order to meet our working capital needs, our Sponsor, executive officers and directors, or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. Up to $1,500,000 of such loans may be convertible into additional units of the post-business combination entity at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

The holders of our Founder Shares issued and outstanding, as well as the holders of the private placement units and any units our Sponsor, officers, directors or their affiliates may be issued in payment of working capital loans made to us (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Founders’ private placement units or units issued in payment of working capital loans made to us (or underlying securities) can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. Notwithstanding the foregoing, EarlyBird, Northland Investment, and Northland may not exercise their demand and “piggyback” registration rights after five and seven years, respectively, after the effective date of the registration statement, June 5, 2019 and may not exercise their demand rights on more than one occasion. We will bear the expenses incurred in connection with the filing of any such registration statements.

An affiliate of our Sponsor, GigFounders, LLC, has agreed that, commencing on the effective date of the registration statement, June 5, 2019, through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay it an aggregate of $20,000 per month for these services. Dr. Avi S. Katz, our Executive Chairman of the Board of Directors, is the manager of our Sponsor, and is also the managing member of GigFounders, LLC. In addition, he and Mr. Miotto, one of our independent directors, are the members of GigFounders, LLC, of which 90% is owned by Dr. Katz and the remaining 10% is owned by Mr. Miotto, and that partnership has a financial and voting interest in our Sponsor that entitles this partnership to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Mr. Miotto’s minority interest in GigFounders, LLC is passive as he does not participate in the governance of GigFounders, LLC. In addition, Messrs. Mikulsky and Frostig, our other two independent directors, each have a financial and voting interest in our Sponsor that entitles each of them to participate in any economic return that the Sponsor receives for its investment in the Company in accordance with terms negotiated with the other holders of financial and voting interests in our Sponsor. Accordingly, they will benefit from the transaction to the extent of their interest in our Sponsor. The arrangement that we have with GigFounders, LLC is solely for our benefit and is not intended to provide our officers or directors compensation in lieu of a salary. We believe, based on rents and fees for similar services in the San Francisco Bay Area, that the fee charged by our Sponsor is at least as favorable as we could have obtained from an unaffiliated person.

In conjunction with our services agreement with GigFounders, LLC and in connection with GigFounders, LLC’s affiliation with our Sponsor, we have a licensing arrangement with GigFounders, LLC whereby we are permitted to use their “Private-to-Public Equity (PPE) TM” and “Mentor-Investor TM” trademarks.

On March 20, 2019, we entered into a Strategic Services Agreement with Tara McDonough, our former Vice President and Chief Financial Officer at an hourly rate of $200 per hour, which was effective through August 12, 2019, Ms. McDonough’s last day providing services to us. On August 6, 2019, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer at a monthly rate of $10,000 per month.

Other than the foregoing and as described in this paragraph, no compensation or fees of any kind, including finder’s, consulting fees and other similar fees, will be paid to our Sponsor, members of our management team or their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive the repayment of any loans from our Sponsor, officers and directors for working capital purposes and reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. Our Board of Directors may also approve the payment of advisory fees for such activities, including board committee service, and extraordinary administrative and analytical services. There is no limit on the amount of out-of-pocket expenses reimbursable by us. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, executive officers or our or their affiliates.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider an initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by a majority of our uninterested “independent” directors or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Dr. Katz, our Secretary and Executive Chairman of the Board of Directors, and Dr. Raluca Dinu, one of our directors and our President and Chief Executive Officer, are husband and wife.

Dr. Katz and Messrs. Miotto and Mikulsky are on the boards of directors of Kaleyra, Inc. and Cognizer, Inc., and Drs. Katz and Dinu and Messrs. Miotto and Mikulsky are on the board of directors of GigCapital3, Inc.

Related Party Policy

Our Code of Ethics will require us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our Sponsor or management team including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with any of the foregoing, (ii) an entity in which any of the foregoing or their affiliates are currently passive investors, (iii) an entity in which any of the foregoing or their affiliates are currently officers or directors, or (iv) an entity in which any of the foregoing or their affiliates are currently invested through an investment vehicle controlled by them, unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, and the approval of a majority of our disinterested independent directors that the business combination is fair to our unaffiliated stockholders from a financial point of view.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

Period from March 6, 2019 (Date of Inception) through December 31, 2019
Audit Fees (1)	$132,905
Audit-Related Fees (2)	34,240
Tax Fees (3)	—
All Other Fees (4)	—
Total	$167,145

(1)

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards, including permitted due diligence services related to a potential business combination.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

3.1*	Certificate of Incorporation

3.2**	Form of Amended and Restated Certificate of Incorporation

3.3*	Bylaws

4.1*	Specimen Unit Certificate

4.2*	Specimen Common Stock Certificate

4.3*	Specimen Warrant Certificate

4.4*	Specimen Right Certificate

4.5**	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company

4.6**	Form of Right Agreement between Continental Stock Transfer & Trust Company and the Company

10.1**	Form of Insider Letter Agreement among the Company, the Founders, and Northland Securities, Inc.

10.2**	Form of Insider Letter Agreement among the Company and its executive officers and directors

10.3*	Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Sponsor

10.4*	Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Northland Gig 2 Investment LLC

10.5*	Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Sponsor

10.6*	Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Northland Gig 2 Investment LLC

10.7*

Stock Transfer Agreement and Consent, dated as of April 29, 2019, between GigAcquisitions2, LLC, Northland Gig 2 Investment LLC, EarlyBirdCapital, Inc. and certain of its affiliates as identified on Schedule 1 thereto, and the Company

10.8*	Form of Insider Shares Grant Agreement between the Company and Tara McDonough

10.9*	Form of Unit Purchase Agreement between the Company and Sponsor

10.10*	Form of Unit Purchase Agreement between the Company and EarlyBirdCapital, Inc.

10.11*	Form of Unit Purchase Agreement between the Company and Northland Gig 2 Investment LLC

10.12*	Form of Share Purchase Agreement between the Company and Northland Securities, Inc.

10.13*	Form of Registration Rights Agreement between the Company, the Founders, Northland Securities, Inc., and Tara McDonough

10.14*	Form of Indemnification Agreement

Exhibit No.	Description
10.15*	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated March 20, 2019, by and between the Company and Tara McDonough

10.16*	Promissory Note issued in favor of Sponsor, dated March 12, 2019

10.17*	Administrative Services Agreement between the Company and GigFounders, LLC, dated as of March 20, 2019

10.18*	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company

10.19***	Strategic Services Agreement, dated August 6, 2019, by and between GigCapital2, Inc. and Walter Weightman

14*	Code of Ethics

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter

99.2*	Compensation Committee Charter

99.3*	Nominating and Corporate Governance Committee Charter

101.INS	XBRL Instance Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 9, 2019, and incorporated herein by reference
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2019, and incorporated herein by reference
***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2019, and incorporated herein by reference
‡

This certification is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (“Exchange Act”), or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GigCapital2, Inc.

Date: March 30, 2020	By:	/s/ Raluca Dinu
Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Raluca Dinu and Brad Weightman and each or any one of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Raluca Dinu	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2020
Dr. Raluca Dinu

/s/ Brad Weightman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2020
Brad Weightman

/s/ Avi S. Katz	Chairman of the Board of Directors	March 30, 2020
Dr. Avi S Katz

/s/ Neil Miotto	Director	March 30, 2020
Neil Miotto

/s/ John Mikulsky	Director	March 30, 2020
John Mikulsky

/s/ Gil Frostig	Director	March 30, 2020
Gil Frostig