Form 10-Q
period 2020-03-31
GigCapital2, Inc.
filed 2020-05-11
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 30, 2020, the registrant had 22,245,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$1,194,013	$1,576,508
Prepaid expenses	156,471	161,609
Receivable from related party	2,152	1,952
Total current assets	1,352,636	1,740,069
Cash and marketable securities held in Trust Account	174,745,646	173,994,583
Other non-current assets	13,326	33,327
TOTAL ASSETS	$176,111,608	$175,767,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,314	$142,613
Payable to related parties	11,727	16,649
Accrued liabilities	24,269	—
Other current liabilities	419,264	180,696
Total liabilities	606,574	339,958
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 17,050,503 and 17,042,802 shares as of March 31, 2020 and December 31, 2019, respectively, at a redemption value of $10.00 per share	170,505,030	170,428,020
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,194,497 and 5,202,198 shares issued and outstanding as of March 31, 2020 and December 31, 2019 (1)	519	520
Additional paid-in capital	4,562,021	4,639,030
Retained earnings	437,464	360,451
Total stockholders’ equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$176,111,608	$175,767,979

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended March 31, 2020	Period from March 6, 2019 (Inception) through March 31, 2019
Revenues	$—	$—
General and administrative expenses	600,414	35,200
Loss from operations	(600,414)	(35,200)
Other income
Interest income on cash and marketable securities held in Trust Account	915,995	-
Income (loss) before provision for income taxes	315,581	(35,200)
Provision for income taxes	238,568	-
Net income (loss) and comprehensive income (loss)	$77,013	$(35,200)
Net loss attributable to common stockholders	$(442,226)	$(35,200)
Weighted-average common shares outstanding, basic and diluted	5,198,305	3,313,462
Net loss per share common share, basic and diluted (1)	$(0.09)	$(0.01)

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
Three Months Ended March 31, 2020	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance as of December 31, 2019	5,202,198	$520	$4,639,030	$360,451	$5,000,001
Shares subject to redemption	(7,701)	(1)	(77,009)	—	(77,010)
Net income	—	—	—	77,013	77,013
Balance as of March 31, 2020	5,194,497	$519	$4,562,021	$437,464	$5,000,004

	Common Stock		Additional
Period from March 6, 2019 (Inception) through March 31, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of March 6, 2019 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share (1)	4,307,500	431	24,569	—	25,000
Net loss	—	—	—	(35,200)	(35,200)
Balance as of March 31, 2019	4,307,500	$431	$24,569	$(35,200)	$(10,200)

(1)

Share amounts have been retroactively restated to reflect the stock dividend of 1,232,500 shares of common stock in April 2019 and the stock dividend of 575,000 shares of common stock in June 2019 (see Note 4).

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Three Months Ended March 31, 2020	Period from March 6, 2019 (Inception) through March 31, 2019
OPERATING ACTIVITIES
Net income (loss)	$77,013	$(35,200)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(915,995)	—
Change in operating assets and liabilities:
Prepaid expenses	5,138	—
Receivable from related party	(200)	—
Other non-current assets	20,001	—
Accounts payable	8,701	30,200
Payable to related parties	(4,922)	—
Accrued liabilities	24,269	5,000
Other current liabilities	238,568	—
Net cash and cash equivalents used in operating activities	(547,427)	—
INVESTING ACTIVITIES
Cash withdrawn from Trust Account	164,932	—
Net cash and cash equivalents provided by investing activities	164,932	—
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	—	99,937
Net cash and cash equivalents provided by financing activities	—	124,937
Net change in cash and cash equivalents during period	(382,495)	124,937
Cash and cash equivalents, beginning of period	1,576,508	—
Cash and cash equivalents, end of period	$1,194,013	$124,937
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable and accrued liabilities	$108,220	$120,840

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

As of March 31, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through March 31, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of March 31, 2020 was $174,745,646 which represents cash and short-term investments of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $2,788,696 of interest income earned on these holdings, less $543,050 withdrawn from the interest earned on the Trust Account to pay tax obligations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The financial information as of March 31, 2020 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the period.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net loss is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2020	Period from March 6, 2019 (Inception) through March 31, 2019
Net income (loss)	$77,013	$(35,200)
Less: net income attributable to common stock subject to redemption	(519,239)	—
Net loss attributable to common stockholders	$(442,226)	$(35,200)
Weighted-average common shares outstanding, basic and diluted	5,198,305	3,313,462
Net loss per share common share, basic and diluted	$(0.09)	$(0.01)

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2020, the assets held in the Trust Account consisted of U.S. Treasury Bills and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the condensed balance sheets primarily due to their short-term nature.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of March 31, 2020. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of March 31, 2020, there were 5,194,497 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 17,050,503 such shares outstanding as of March 31, 2020).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of March 31, 2020, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2020, there were 17,817,500 Warrants outstanding.

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

As of March 31, 2020, there were 17,817,500 rights outstanding

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$174,745,646

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through March 31, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We have neither engaged in any operations nor generated any operating revenues to date. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust Account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net income of $77,013 which consisted of interest income on marketable securities held in the Trust Account of $915,995, which was partially offset by operating expenses of $600,414 and a provision for income taxes of $238,568. For the period from March 6, 2019 (date of inception) through March 31, 2019, we had a net loss of $35,200.

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

As of March 31, 2020, we held cash and marketable securities in the amount of $174,745,646 (including $2,788,696 of interest earned) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2020, we withdrew $164,932 from the interest earned on the Trust Account to pay tax obligations.

For the three months ended March 31, 2020, cash used in operating activities was $547,427, consisting of a net income of $77,013, changes in operating assets and liabilities of $291,555, and interest earned on marketable securities held in the Trust Account of $915,995. For the period from March 6, 2019 (date of inception) through March 31, 2019, cash used in operating activities was zero.

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

As of March 31, 2020, we had cash of $1,194,013 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of March 31, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of our initial business combination, and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended March 31, 2020	Period from March 6, 2019 (Inception) through March 31, 2019
Net income (loss)	$77,013	$(35,200)
Less: net income attributable to common stock subject to redemption	(519,239)	—
Net loss attributable to common stockholders	$(442,226)	$(35,200)
Weighted-average common shares outstanding, basic and diluted	5,198,305	3,313,462
Net loss per share common share, basic and diluted	$(0.09)	$(0.01)

Common Stock subject to possible redemption

We account for our common stock subject to possible conversion in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2020, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 30, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock. As a result, there were 4,307,500 Founder Shares outstanding as of March 31, 2020.

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

The Company incurred $4,332,430 in transaction costs, consisting of $3,450,000 of underwriting fees and $882,430 of offering costs. After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the Offering and Private Placement was $175,042,570 of which $172,500,000 were placed in Trust Account at UBS Financial Services Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee. Using a portion of the net proceeds of the Offering that was not placed in the Trust Account, we repaid a promissory note issued to our Sponsor, which bore the outstanding principal amount of $99,937, when we repaid it upon the initial closing of the Offering. The proceeds held in the Trust Account may be invested by the trustee only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations.

As of March 31, 2020, we had cash of $1,194,013 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

Company Name

Date: May 11, 2020	By:	/s/ Raluca Dinu
Dr. Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2020	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)