Form 10-Q
period 2020-06-30
GigCapital2, Inc.
filed 2020-08-10
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, the registrant had 22,245,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheets

(Unaudited)

	June 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$883,918	$1,576,508
Prepaid expenses	115,312	161,609
Receivable from related parties	6,270	1,952
Total current assets	1,005,500	1,740,069
Cash and marketable securities held in Trust Account	174,734,722	173,994,583
Other non-current assets	—	33,327
TOTAL ASSETS	$175,740,222	$175,767,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,100	$142,613
Payable to related parties	8,892	16,649
Other current liabilities	435,986	180,696
Total liabilities	580,978	339,958
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 17,015,924 and 17,042,802 shares as of June 30, 2020 and December 31, 2019, respectively, at a redemption value of $10.00 per share	170,159,240	170,428,020
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,229,076 and 5,202,198 shares issued and outstanding as of June 30, 2020 and December 31, 2019	523	520
Additional paid-in capital	4,907,807	4,639,030
Retained earnings	91,674	360,451
Total stockholders’ equity	5,000,004	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,740,222	$175,767,979

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	Period from March 6, 2019 (Inception) through June 30, 2019
Revenues	$—	$—	$—	$—
General and administrative expenses	385,106	146,624	985,520	181,824
Loss from operations	(385,106)	(146,624)	(985,520)	(181,824)
Other income
Interest income on cash and marketable securities held in Trust Account	56,038	218,104	972,033	218,104
Income (loss) before provision for income taxes	(329,068)	71,480	(13,487)	36,280
Provision for income taxes	16,722	65,082	255,290	65,082
Net income (loss) and comprehensive income (loss)	$(345,790)	$6,398	$(268,777)	$(28,802)
Net loss attributable to common stockholders	$(375,864)	$(110,603)	$(817,037)	$(145,803)
Weighted-average common shares outstanding, basic and diluted	5,212,356	4,510,025	5,205,331	4,244,122
Net loss per share common share, basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.03)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity (Deficit)

(Unaudited)

	Common Stock		Additional
Three Months Ended June 30, 2020	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance as of March 31, 2020	5,194,497	$519	$4,562,021	$437,464	$5,000,004
Shares subject to redemption	34,579	4	345,786	—	345,790
Net loss	—	—	—	(345,790)	(345,790)
Balance as of June 30, 2020	5,229,076	$523	$4,907,807	$91,674	$5,000,004

	Common Stock		Additional
Three Months Ended June 30, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)
Balance as of March 31, 2019	4,307,500	$431	$24,569	$(35,200)	$(10,200)
Sale of common stock to Founders in private placement at $10 per share	567,500	56	5,674,944	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,250,845	—	168,252,570
Shares subject to redemption	(17,012,376)	(1,701)	(170,122,059)	—	(170,123,760)
Net income	—	-	—	6,398	6,398
Balance as of June 30, 2019	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008

	Common Stock		Additional
Six Months Ended June 30, 2020	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance as of December 31, 2019	5,202,198	$520	$4,639,030	$360,451	$5,000,001
Shares subject to redemption	26,878	3	268,777	—	268,780
Net loss	—	—	—	(268,777)	(268,777)
Balance as of June 30, 2020	5,229,076	$523	$4,907,807	$91,674	$5,000,004

	Common Stock		Additional
Period from March 6, 2019 (Inception) through June 30, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of March 6, 2019 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	56	5,674,944	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of Insider shares for no consideration	5,000	1	(1)	—	—
Sale of common stock in Initial Public Offering	17,250,000	1,725	168,250,845	—	168,252,570
Shares subject to redemption	(17,012,376)	(1,701)	(170,122,059)	—	(170,123,760)
Net loss	—	—	—	(28,802)	(28,802)
Balance as of June 30, 2019	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Six Months Ended June 30, 2020	Period from March 6, 2019 (Inception) through June 30, 2019
OPERATING ACTIVITIES
Net loss	$(268,777)	$(28,802)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(972,033)	(218,104)
Change in operating assets and liabilities:
Prepaid expenses	46,297	(176,337)
Receivable from related parties	(4,318)	—
Other non-current assets	33,327	—
Accounts payable	(6,513)	70,695
Payable to related parties	(7,757)	—
Accrued liabilities	—	7,083
Other current liabilities	255,290	65,082
Net cash and cash equivalents used in operating activities	(924,484)	(280,383)
INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account	231,894	—
Net cash and cash equivalents provided by (used in) investing activities	231,894	(172,500,000)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	—	99,937
Repayment of borrowing from related party	—	(99,937)
Proceeds from sale of Private Placement Units	—	5,675,000
Proceeds from sale of common stock to underwriters	—	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Payment of offering costs	—	(640,139)
Net cash and cash equivalents provided by financing activities	—	175,309,861
Net change in cash and cash equivalents during period	(692,590)	2,529,478
Cash and cash equivalents, beginning of period	1,576,508	—
Cash and cash equivalents, end of period	$883,918	$2,529,478
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$157,291

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

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a Business Combination with (or acquisition of) a target business (“Target Business”). As used herein, “Target Business” must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less taxes payable on interest earned at the time the Company signs a definitive agreement in connection with the Business Combination). There is no assurance that the Company will be able to successfully effect a Business Combination.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of June 30, 2020 was $174,734,722 which represents cash and short-term investments of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $2,844,734 of interest income earned on these holdings, less $610,012 withdrawn from the interest earned on the Trust Account to pay tax obligations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019 as filed with SEC on March 30, 2020, which contains the audited financial statements and notes thereto. The condensed financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	Period from March 6, 2019 (Inception) through June 30, 2019
Net income (loss)	$(345,790)	$6,398	$(268,777)	$(28,802)
Less: net income attributable to common stock subject to redemption	(30,074)	(117,001)	(548,260)	(117,001)
Net loss attributable to common stockholders	$(375,864)	$(110,603)	$(817,037)	$(145,803)
Weighted-average common shares outstanding, basic and diluted	5,212,356	4,510,025	5,205,331	4,244,122
Net loss per share common share, basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.03)

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

Cash and Marketable Securities Held in Trust Account

As of June 30, 2020, the assets held in the Trust Account consisted of money market funds and cash.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Offering Costs

Offering costs in the amount of $4,332,430 consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of June 30, 2020. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founders purchased from the Company an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. The Founders also purchased from the Company an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Among the Private Placement Units, 481,250 units were purchased by the Sponsor, 29,900 units were purchased by EarlyBird, and 56,350 units were purchased by Northland Investment. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, one Warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of the Company’s initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as described in Note 6.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of June 30, 2020, there were 5,229,076 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 17,015,924 such shares outstanding as of June 30, 2020).

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of June 30, 2020, there were no shares of preferred stock issued and outstanding.

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

As of June 30, 2020, there were 17,817,500 Warrants outstanding.

Rights

Each holder of a right will receive one-twentieth (1⁄20) of one share of common stock upon consummation of an initial Business Combination, even if the holder of such right redeemed all shares of common stock held by it in connection with an initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement therefore will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the one-twentieth (1/20) share underlying each right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

As of June 30, 2020, there were 17,817,500 rights outstanding

Stock-based Compensation

The 5,000 shares issued to Ms. McDonough, the Company’s former Chief Financial Officer, were forfeited upon her resignation in August 2019. Since an initial Business Combination did not occur prior to the forfeiture of these shares, no stock-based compensation expense was recorded in the Company’s condensed statements of operations and comprehensive income (loss).

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	June 30, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$174,734,722

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive income (loss) for the periods presented.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through June 30, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and cash equivalents and marketable securities held in the Trust Account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. Due to the recent impact from the COVID-19 pandemic that started in March 2020, many investors sold U.S. treasuries to meet their investment objectives, including but not limited to, the purchase of depressed equities, the forced sale by losses on other positions, and the need to settle short-term debts. This created volatility in the financial markets and reduced return on investments in U.S. treasury bills. As a result, we shifted our investment portfolio held in the Trust Account from U.S. treasury bills to money market funds. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2020, we had net loss of $345,790, which consisted of operating expenses of $385,106 and a provision for income taxes of $16,722 that were partially offset by interest income on marketable securities held in the Trust Account of $56,038. For the three months ended June 30, 2019, we generated net income of $6,398, which consisted of interest income on marketable securities held in the Trust Account of $218,104 that was partially offset by operating expenses of $146,624 and a provision for income taxes of $65,082. The decrease in interest income from marketable securities held in the Trust Account was primarily due to the decline in market value of these securities, which was a direct result from the pandemic as the financial markets came to terms with the damaging effects of the COVID-19 pandemic starting in March 2020 when investors rushed out of U.S. treasuries and into cash.

For the six months ended June 30, 2020, we had net loss of $268,777, which consisted of operating expenses of $985,520 and a provision for income taxes of $255,290 that were partially offset by interest income on marketable securities held in the Trust Account of $972,033. For the period from March 6, 2019 (Inception) through June 30, 2019, we generated net loss of $28,802, which consisted of operating expenses of $181,824 and a provision for income taxes of $65,082 that were partially offset by interest income on marketable securities held in the Trust Account of $218,104.

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

As of June 30, 2020, we held cash and marketable securities in the amount of $174,734,722 (including $2,844,734 of interest earned) in the Trust Account. The marketable securities consisted of money markets fund with a maturity of 185 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the six months ended June 30, 2020, we withdrew $231,894 from the interest earned on the Trust Account to pay tax obligations.

For the six months ended June 30, 2020, cash used in operating activities was $924,484, consisting of a net loss of $268,777 and interest earned on marketable securities held in the Trust Account of $972,033 that were partially offset by increase in net operating assets and liabilities of $316,326, including timing of payments for our year-to-date income taxes of $255,290 and reduction in prepaid operating expenses of $46,297. For the period from March 6, 2019 (date of inception) through June 30, 2019, cash used in operating activities was $280,383, consisting of a net loss of $28,802, decrease in net operating assets and liabilities of $33,477, and interest earned on marketable securities held in the Trust Account of $218,104.

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

As of June 30, 2020, we had cash of $883,918 held outside the Trust Account. We believe that the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 18 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of June 30, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of June 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of our initial business combination, and (iii) the insider shares issued to the former Chief Financial Officer representing

5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended June 30, 2020	For the Three Months Ended June 30, 2019	For the Six Months Ended June 30, 2020	Period from March 6, 2019 (Inception) through June 30, 2019
Net income (loss)	$(345,790)	$6,398	$(268,777)	$(28,802)
Less: net income attributable to common stock subject to redemption	(30,074)	(117,001)	(548,260)	(117,001)
Net loss attributable to common stockholders	$(375,864)	$(110,603)	$(817,037)	$(145,803)
Weighted-average common shares outstanding, basic and diluted	5,212,356	4,510,025	5,205,331	4,244,122
Net loss per share common share, basic and diluted	$(0.07)	$(0.02)	$(0.16)	$(0.03)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2020, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock. As a result, there were 4,307,500 Founder Shares outstanding as of June 30, 2020.

The Founder Shares were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each holder of Founder Shares is an “accredited investor” as such term is defined in Rule 501(a) of Regulation D under the Securities Act.

Private Placement

On June 5, 2019, the Founders purchased from the Company an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. On June 13, 2019, the Founders also purchased from the Company an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Each Private Placement Unit consists of one share of the Company’s common stock, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of the Company’s initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the warrants may be adjusted in certain circumstances as described in Note 6.  Unlike the warrants included in the Units sold in the Offering, if held by the original holder or its permitted transferees, the warrants included in the Placement Units are not redeemable by the Company and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of the Business Combination. If the warrants included in the Private Placement Units are held by holders other than the initial holders or their permitted transferees, the warrants included in the Private Placement Units will be redeemable by the Company and exercisable by holders on the same basis as the warrants included in the Offering.

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

As of June 30, 2020, we had cash of $883,918 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	Inline XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: August 7, 2020	By:	/s/ Raluca Dinu
Dr. Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2020	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)