Form 10-Q
period 2020-09-30
GigCapital2, Inc.
filed 2020-11-13
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, the registrant had 22,245,000 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheets

(Unaudited)

	September 30, 2020	December 31, 2019
ASSETS
Current Assets
Cash	$387,430	$1,576,508
Prepaid expenses	178,047	161,609
Receivable from related parties	10,078	1,952
Total current assets	575,555	1,740,069
Cash and marketable securities held in Trust Account	174,284,387	173,994,583
Other non-current assets	—	33,327
TOTAL ASSETS	$174,859,942	$175,767,979
LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,597	$142,613
Payable to related parties	6,185	16,649
Accrued liabilities	150	—
Other current liabilities	—	180,696
Total liabilities	30,932	339,958
Commitments and contingencies (Note 5)
Common stock subject to possible redemption, 16,982,900 and 17,042,802 shares as of September 30, 2020 and December 31, 2019, respectively, at a redemption value of $10.00 per share	169,829,000	170,428,020
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,262,100 and 5,202,198 shares issued and outstanding as of September 30, 2020 and December 31, 2019	526	520
Additional paid-in capital	5,238,044	4,639,030
Retained earnings (accumulated deficit)	(238,560)	360,451
Total stockholders’ equity	5,000,010	5,000,001
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$174,859,942	$175,767,979

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	Period from March 6, 2019 (Inception) through September 30, 2019
Revenues	$—	$—	$—	$—
General and administrative expenses	361,005	395,583	1,346,525	577,407
Loss from operations	(361,005)	(395,583)	(1,346,525)	(577,407)
Other income
Interest income on cash and marketable securities held in Trust Account	44,890	933,853	1,016,923	1,151,957
Income (loss) before provision for income taxes	(316,115)	538,270	(329,602)	574,550
Provision for income taxes	14,119	278,662	269,409	343,744
Net income (loss) and comprehensive income (loss)	$(330,234)	$259,608	$(599,011)	$230,806
Net loss attributable to common stockholders	$(353,726)	$(241,866)	$(1,169,699)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,245,947	5,223,704	5,218,968	4,675,325
Net loss per share common share, basic and diluted	$(0.07)	$(0.05)	$(0.22)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional	Retained Earnings
Three Months Ended September 30, 2020	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance as of June 30, 2020	5,229,076	$523	$4,907,807	$91,674	$5,000,004
Shares subject to redemption	33,024	3	330,237		330,240
Net loss	—	—	—	(330,234)	(330,234)
Balance as of September 30, 2020	5,262,100	$526	$5,238,044	$(238,560)	$5,000,010

	Common Stock		Additional	Retained Earnings
Three Months Ended September 30, 2019	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance as of June 30, 2019	5,237,624	$524	$5,028,286	$(28,802)	$5,000,008
IPO offering costs	—	-	(85,000)	—	(85,000)
Cancellation of insider shares	(5,000)	(1)	1	—	—
Shares subject to redemption	(17,461)	(1)	(174,609)	—	(174,610)
Net income	—	—	—	259,608	259,608
Balance as of September 30, 2019	5,215,163	$522	$4,768,678	$230,806	$5,000,006

	Common Stock		Additional	Retained Earnings
Nine Months Ended September 30, 2020	Shares	Amount	Paid-In Capital	(Accumulated Deficit)	Stockholders’ Equity
Balance as of December 31, 2019	5,202,198	$520	$4,639,030	$360,451	$5,000,001
Shares subject to redemption	59,902	6	599,014	—	599,020
Net loss	—	—	—	(599,011)	(599,011)
Balance as of September 30, 2020	5,262,100	$526	$5,238,044	$(238,560)	$5,000,010

	Common Stock		Additional
Period from March 6, 2019 (Inception) through September 30, 2019	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of March 6, 2019 (Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	57	5,674,943	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of Insider shares for no consideration	5,000	1	(1)	—	—
Cancellation of insider shares	(5,000)	(1)	1	—	—
Sale of common stock in Initial Public Offering, net of offering costs	17,250,000	1,725	168,165,845	—	168,167,570
Shares subject to redemption	(17,029,837)	(1,703)	(170,296,667)	—	(170,298,370)
Net income	—	—	—	230,806	230,806
Balance as of September 30, 2019	5,215,163	$522	$4,768,678	$230,806	$5,000,006

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

	For the Nine Months Ended September 30, 2020	Period from March 6, 2019 (Inception) through September 30, 2019
OPERATING ACTIVITIES
Net income (loss)	$(599,011)	$230,806
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,016,923)	(1,151,957)
Change in operating assets and liabilities:
Prepaid expenses	(16,438)	(187,100)
Receivable from related parties	(8,126)	(30,054)
Other non-current assets	33,327	(53,368)
Accounts payable	(118,016)	96,632
Payable to related parties	(10,464)	—
Accrued liabilities	150	5,000
Other current liabilities	(180,696)	293,362
Net cash and cash equivalents used in operating activities	(1,916,197)	(796,679)
INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account	727,119	71,590
Net cash and cash equivalents provided by (used in) investing activities	727,119	(172,428,410)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	—	99,937
Repayment of borrowing from related party	—	(99,937)
Proceeds from sale of Private Placement Units	—	5,675,000
Proceeds from sale of common stock to underwriters	—	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Payment of offering costs	—	(689,210)
Net cash and cash equivalents provided by financing activities	—	175,260,790
Net change in cash and cash equivalents during period	(1,189,078)	2,035,701
Cash and cash equivalents, beginning of period	1,576,508	—
Cash and cash equivalents, end of period	$387,430	$2,035,701
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$462,238	$50,382
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$193,220
Change in value of common stock subject to possible redemption	$(599,020)	$2,130,800

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 3, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

If the Company holds a stockholder vote or there is a tender offer for shares in connection with a Business Combination, a public stockholder will have the right to redeem its shares for an amount in cash equal to its pro rata share of the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the initial Business Combination, including interest but less taxes payable. As a result, such shares of common stock have been recorded at their redemption amount and classified as temporary equity. The amount held in the Trust Account as of September 30, 2020 was $174,284,387 which represents cash and marketable securities of $172,500,000 from the sale of 17,250,000 Units at $10.00 per unit and $2,889,624 of interest income earned on these holdings, less $1,105,237 withdrawn from the interest earned on the Trust Account to pay tax obligations.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2020, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

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

The financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. As of September 30, 2020, the Company had $387,430 in cash and working capital of $544,623. Further, the Company expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to address this uncertainty by raising additional capital and/or completing its Business Combination. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	Period from March 6, 2019 (Inception) through September 30, 2019
Net income (loss)	$(330,234)	$259,608	$(599,011)	$230,806
Less: net income attributable to common stock subject to redemption	(23,492)	(501,474)	(570,688)	(618,595)
Net loss attributable to common stockholders	$(353,726)	$(241,866)	$(1,169,699)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,245,947	5,223,704	5,218,968	4,675,325
Net loss per share common share, basic and diluted	$(0.07)	$(0.05)	$(0.22)	$(0.08)

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

Cash and Marketable Securities Held in Trust Account

As of September 30, 2020, the assets held in the Trust Account consisted of money market funds and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amount paid for interest and penalties during the quarter ended September 30, 2020 was $724, which was related to 2019 income taxes. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

4. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the

EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of September 30, 2020. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

6. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of September 30, 2020, there were 5,262,100 shares of common stock issued and outstanding and not subject to possible redemption. There were 16,982,900 shares of common stock subject to possible redemption issued and outstanding as of September 30, 2020.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). As of September 30, 2020, there were no shares of preferred stock issued and outstanding.

Warrants

Warrants will be exercisable for $11.50 per share, and the exercise price and number of Warrant shares issuable on exercise of the Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation of the Company. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s Board, and in the case of any such issuance to the Company’s Founders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Company’s initial Business Combination on the date of the consummation of its initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading-day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.50 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities.

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

As of September 30, 2020, there were 17,817,500 Warrants outstanding.

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

As of September 30, 2020, there were 17,817,500 rights outstanding

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	September 30, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$174,284,387

The marketable securities held in the Trust Account are considered trading securities as they are generally used with the objective of generating profits on short-term differences in price and therefore, the realized and unrealized gain and loss are recorded in the condensed statements of operations and comprehensive income (loss) for the periods presented.

8. SUBSEQUENT EVENTS

Recent Developments

On October 27, 2020, the Company and Waste to Energy Partners LLC (dba Bolder Industries) (“Bolder Industries”) issued a joint press release announcing that the Company and Bolder Industries have entered into a non-binding letter of intent (the “Letter of Intent”) for a Business Combination. Under the terms of the Letter of Intent, the Company and Bolder Industries intend to negotiate a definitive agreement that they may enter into pursuant to which the Company would acquire Bolder Industries, with the existing equity holders of Bolder Industries receiving securities of the Company that would constitute a majority of the Company’s securities. Whether the parties enter into a definitive agreement is subject to a number of conditions, including the completion of due diligence to the Company’s satisfaction.

In addition, the Company’s initial public offering (“IPO”) prospectus and Amended and Restated Certificate of Incorporations (the “Charter”), provides that the Company initially has until December 10, 2020 (the date which is 18 months after the consummation of the IPO) to complete a Business Combination. Although the Company has made substantial progress towards entering into a definitive agreement for a Business Combination, including the entry into the Letter of Intent with Bolder Industries, the Board currently believes that there will not be sufficient time before December 10, 2020 to complete a Business Combination, whether with Bolder Industries or with another company. As a result, on November 2, 2020, the Company filed a definitive proxy statement with the SEC, to invite the stockholders of the Company to attend the 2020 annual meeting (the “Annual Meeting”) to be held on December 3, 2020. At the Annual Meeting, the stockholders will vote to amend (the “Extension Amendment”) the Charter to extend the date by which the Company must consummate a  Business Combination (the “Extension”) from December 10, 2020 to March 10, 2021 (the date which is 21 months from the closing date of the IPO) (the “Extended Date”). In addition, the stockholders will vote (i) to elect five directors to serve as directors on the Company’s Board until the 2021 annual meeting of stockholders or until their successors are elected and qualified; (ii) to ratify the selection of the Board’s Audit Committee of BPM LLP (“BPM”) to serve as the Company’s independent registered public accounting firm for the year ending December 31, 2020; and (iii) to consider such other matters as may properly come before the Annual Meeting or any adjournment(s) or postponement(s) thereof.

In connection with the Extension Amendment, if approved by the requisite vote of stockholders, public stockholders may elect to redeem their shares for a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to such approval, including interest earned on the trust account deposits (which interest shall be net of taxes payable), divided by the number of then outstanding public shares (the “Election”). However, the Company may not redeem the Company’s public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If the Extension Amendment is approved by the requisite vote of stockholders, the remaining holders of public shares will retain the opportunity to have their public shares redeemed in conjunction with the consummation of a Business Combination, subject to any limitations set forth in the Company’s Charter, as amended. In addition, public stockholders who vote for the Extension Amendment and do not make the Election would be entitled to have their shares redeemed for cash if the Company has not completed a business combination by the Extended Date.

The Company estimates that the per-share price at which public shares may be redeemed from cash held in the trust account will be approximately $10.10 at the time of the annual meeting. The closing price of the Company’s common stock on November 11, 2020, was $10.08. The Company cannot assure stockholders that they will be able to sell their shares of the Company’s common stock in the open market, even if the market price per share is higher than the redemption price stated above, as there may not be sufficient liquidity in its securities when such stockholders wish to sell their shares.

If the Extension Amendment proposal is not approved and the Company does not consummate a Business Combination by December 10, 2020, as contemplated by the Charter, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, and subject to having lawfully available funds therefor, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the trust account deposits (which interest shall be net of taxes payable and after setting aside up to $100,000 to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event the Company winds up.

The affirmative vote of 65% of the Company’s outstanding common stock will be required to approve the Extension Amendment.

The Board fixed the close of business on October 26, 2020 as the record date for determining the Company’s stockholders entitled to receive notice of and vote at the annual meeting and any adjournment thereof. Only holders of record of the Company’s common stock on that date are entitled to have their votes counted at the annual meeting or any adjournment thereof.

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

Overview

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units (the “Units”) in our initial public offering (the “Offering”), the sale of the units (the “Private Placement Units”) to our Founders and the sale of our common stock (the “Private Underwriter Shares”) to one of our underwriters, both of which occurred simultaneously with the completion of the Offering (the “Private Placement”), our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The Units sold in the Offering each consisted of one share of common stock, one warrant to purchase one share of common stock, and one right to receive one-twentieth (1/20) of one share of common stock upon or consummation of our initial Business Combination. The Private Placement Units were substantially similar to the Units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the Units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants”. As set forth in Note 8 - Subsequent Events of the Unaudited Condensed Financial Statements, on October 27, 2020, the Company announced that it had entered into a non-binding Letter of Intent for a Business Combination with Bolder Industries.

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

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through September 30, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. Due to the recent impact from the COVID-19 pandemic that started in March 2020, many investors sold U.S. treasuries to meet their investment objectives, including but not limited to, the purchase of depressed equities, the forced sale by losses on other positions, and the need to settle short-term debts. This created volatility in the financial markets and reduced return on investments in U.S. treasury bills. As a result, we shifted our investment portfolio held in the Trust Account from U.S. treasury bills to money market funds in May 2020. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had a net loss of $330,234, which consisted of operating expenses of $361,005 and a provision for income taxes of $14,119 partially offset by interest income on marketable securities held in the Trust Account of $44,890. For the three months ended September 30, 2019, we generated net income of $259,608, which consisted of interest income on marketable securities held in the Trust Account of $933,853 that was partially offset by operating expenses of $395,583 and a provision for income taxes of $278,662. The decrease in interest income from marketable securities held in the Trust Account was primarily due to the decline in market value of these securities, which was a direct result from the pandemic as the financial markets came to terms with the damaging effects of the COVID-19 pandemic starting in March 2020 when investors rushed out of U.S. treasuries and into cash.

For the nine months ended September 30, 2020, we had a net loss of $599,011, which consisted of operating expenses of $1,346,525 and a provision for income taxes of $269,409 partially offset by interest income on marketable securities held in the Trust Account of $1,016,923. For the period from March 6, 2019 (Inception) through September 30, 2019, we generated net income of $230,806, which consisted of interest income on marketable securities held in the Trust Account of $1,151,957 that was partially offset by operating expenses of $577,407 and a provision for income taxes of $343,744.

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

As of September 30, 2020, we held cash and marketable securities in the amount of $174,284,387 (including $2,889,624 of interest earned) in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the nine months ended September 30, 2020, we withdrew $727,119 from the interest earned on the Trust Account to pay tax obligations.

For the nine months ended September 30, 2020, cash used in operating activities was $1,916,197, consisting of a net loss of $599,011, interest earned on marketable securities held in the Trust Account of $1,016,923, and a decrease in net operating liabilities of $309,026, including timing of payments for our year-to-date income taxes of $180,696 and other payables of $118,016, that were partially offset by a decrease in net operating assets of $8,763, including other non-current assets of $33,327 that was partially offset by an increase in prepaid operating expenses of $16,438 and receivable from related parties of $8,126. For the period from March 6, 2019 (date of inception) through September 30, 2019, cash used in operating activities was $796,679, consisting of a net income of $230,806, change in net operating assets and liabilities of $124,472, and interest earned on marketable securities held in the Trust Account of $1,151,957.

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

As of September 30, 2020, we had cash of $387,430 held outside the Trust Account. We intend to raise additional funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 21 months from the closing date of the Offering (as described above in the Subsequent Events section), assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

On November 2, 2020, the Company filed a definitive proxy statement with the SEC, to invite the stockholders of the Company to attend the 2020 annual meeting Annual Meeting to be held on December 3, 2020. At the Annual Meeting, the stockholders will vote on the Extension Amendment to extend the date by which the Company must consummate a  Business Combination from December 10, 2020 to March 10, 2021 (the date which is 21 months from the closing date of the IPO). If the Company is unable to consummate its initial Business Combination by December 10, 2020 (or, if the Extension Amendment is approved, March 10, 2021), the Company (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of September 30, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of September 30, 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of our initial business combination, and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Three Months Ended September 30, 2019	For the Nine Months Ended September 30, 2020	Period from March 6, 2019 (Inception) through September 30, 2019
Net income (loss)	$(330,234)	$259,608	$(599,011)	$230,806
Less: net income attributable to common stock subject to redemption	(23,492)	(501,474)	(570,688)	(618,595)
Net loss attributable to common stockholders	$(353,726)	$(241,866)	$(1,169,699)	$(387,789)
Weighted-average common shares outstanding, basic and diluted	5,245,947	5,223,704	5,218,968	4,675,325
Net loss per share common share, basic and diluted	$(0.07)	$(0.05)	$(0.22)	$(0.08)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2020, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

The Company has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. If the Company is unable to consummate a business combination, including the Business Combination, its public stockholders may be forced to wait until after December 10, 2020, or if the Extension Amendment is approved, March 10, 2021, before receiving distributions from the Trust Account.

The Company is a blank check company, and has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. The Company has until December 10, 2020 to complete a business combination, subject to the Extension Amendment, in which case that date will be extended to March 10, 2021. The Company has no obligation to return funds to investors prior to such date unless (i) it consummates a business combination prior thereto or (ii) it seeks to amend its current certificate of corporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to the Company. Only after the expiration of this full time period will public security holders be entitled to distributions from the Trust Account if the Company is unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss. In addition, if the Company fails to complete an initial business combination by December 10, 2020, or March 10, 2021 if the Extension Amendment is approved, there will be no redemption rights or liquidating distributions with respect to the rights and warrants, which will expire worthless, unless the Company amends its certificate of incorporation to extend its life and certain other agreements it has entered into.

The requirement that we complete a business combination by December 10, 2020, or if the Extension Amendment is approved, March 10, 2021, could limit the amount of time we have to negotiate the terms of a potential business combination, and conduct due diligence on potential business combination targets, which could adversely affect our ability to consummate our initial business combination on terms that would produce the greatest value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by December 10, 2020, or March 10, 2021 if the Extension Amendment is approved. Consequently, we will have a limited amount of time to negotiate the terms of a potential business combination, and to conduct due diligence on a potential business combination target. Consequently, there are no assurances that we will be able to complete our initial business combination with any target business by December 10, 2020or March 10, 2021 if the Extension Amendment is approved. The risk will increase as we get closer to the timeframe described above. In addition, while we intend to pursue a business combination only if our Board determines that it is in the best interests of our stockholders, due to the limited time we have to negotiate the terms of a potential business combination and to conduct due diligence we not be able to consummate our initial business combination on terms that would produce the greatest value for our stockholders.

We have no operating or financial history and our results of operations and those of the post-combination company may differ significantly from the unaudited pro forma financial data that will be included in the proxy statement/prospectus for the Business Combination.

We are a blank check company and we have no operating history and no revenues. The proxy statement/prospectus for the Business Combination will include unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined financial statements are to be presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combination been consummated on the dates indicated in the proxy statement/prospectus for the Business Combination, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in the proxy statement/prospectus.

There can be no assurance that a definitive agreement will be entered into and even if a definitive agreement is entered into, there can be no assurance that the Business Combination will be consummated.

On October 27, 2020, we entered into a non-binding letter of intent with Bolder Industries for a business combination. Under the terms of the Letter of Intent, the Company and Bolder Industries intend to negotiate a definitive agreement that they may enter into pursuant to which the Company would acquire Bolder Industries, with the existing equity holders of Bolder Industries receiving securities of the Company that would constitute a majority of the Company’s securities. We can offer no assurance that a definitive agreement will be executed on terms acceptable to the parties, or at all. Furthermore, even if a definitive agreement is entered into, all of the conditions to the closing of the business combination would have to be satisfied or, if permissible, waived. Many of these conditions to closing could be outside of our control. Further, even if a definitive agreement is entered into, we will not know whether the conditions to the closing of the transaction will be satisfied and that the transaction will in fact occur.

Following the consummation of a Business Combination, our only significant asset will be our ownership interest in Bolder Industries, or such other company with which we combine, and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

Following the consummation of the Business Combination, we will have no direct operations and no significant assets other than our ownership of Bolder Industries or such other company with which we combine. We and certain investors, the equity holders of the company with which we company, and certain of the directors and officers of such company and its affiliates will become stockholders of the post-combination company at that time. We will depend on the operating company that owns the assets that are acquired for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our common stock. The financial condition and operating requirements of such operating company may limit our ability to obtain cash from it. The earnings from, or other available assets of, such operating company may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our common stock or satisfy our other financial obligations.

The ability of the operating company that owns the assets that are acquired to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which such operating company is party from time to time. Any loans or other extensions of credit to us from such operating company will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from the operating company that owns the assets that are acquired will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

There can be no assurance that the common stock of the post-combination company will be approved for listing on the NYSE or that Bolder Industries, or such other company with which we combine, will be able to comply with the continued listing standards of NYSE.

In connection with the closing of the Business Combination, we intend to list the common stock of the post‑combination and warrants on the NYSE. The continued eligibility of the company with which we combine to be listed may depend on the number of the Company’s shares that are redeemed. If, after the Business Combination, the NYSE delists the shares of the post-combination company from trading on its exchange for failure to meet the listing standards, the company with which we combine and its stockholders could face significant material adverse consequences including:

•        a limited availability of market quotations for the post-combination company’s securities;

•        a determination that the common stock of the post-combination company is a “penny stock” which will require brokers trading in such common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of such common stock;

•        a limited amount of analyst coverage; and

•        a decreased ability to issue additional securities or obtain additional financing in the future.

The NYSE may not list the securities of the post-combination company on its exchange, which could limit investors’ ability to make transactions in such securities and subject the post-combination company to additional trading restrictions.

In connection with the Business Combination, in order to obtain the listing of the post-combination company’s securities on the NYSE, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements. We will seek to have the post-combination company’s securities listed on the NYSE upon consummation of the Business Combination. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on the NYSE, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and the NYSE does not list the post-combination company’s securities on its exchange, the company with which we combine would not be required to consummate the Business Combination. In the event that such company elected to waive this condition, and the Business Combination was consummated without the post-combination company’s securities being listed on the NYSE or on another national securities exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If the post-combination company’s securities were not listed on the NYSE, such securities would not qualify as covered securities and we would be subject to regulation in each state in which we offer our securities because states are not preempted from regulating the sale of securities that are not covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state, other than the State of Idaho, having used these powers to prohibit or restrict the sale of securities issued by blank check companies, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states.

Subsequent to the consummation of the Business Combination, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company will conduct due diligence on Bolder Systems, or such other company with which it combines, the Company cannot assure you that this diligence revealed all material issues that may be present in the business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s and such target company’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the Business Combination, the post-combination company will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combination, the operating company with which the Company combines will face increased legal, accounting, administrative and other costs and expenses as a public company that such company does not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require the post-combination company to carry out activities a private operating company has not done previously. For example, there will be Board committees and internal controls and disclosure controls and procedures that such company does not currently have in place. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), the post-combination company could incur additional costs rectifying those issues, and the existence of those issues could adversely affect the reputation of the company with which we combine or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with such company’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the post-combination company’s Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require the post-combination company to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The unaudited pro forma condensed combined financial information that will be included in the proxy statement/prospectus may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information that will be in the proxy statement/prospectus will be presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Business Combination been completed on the dates that will be indicated.

Even if the Company consummates the Business Combination, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per share of Common Stock. There is no guarantee that the public warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, the Company’s warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and the Company. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any other change. Accordingly, the Company may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although the Company’s ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of Common Stock purchasable upon exercise of a warrant.

The Company’s ability to successfully effect the Business Combination and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including the key personnel of the company with which we combine, all of whom are expected to join the Company following the Business Combination. While the Company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the Business Combination is dependent upon the efforts of key personnel of the company with which we combine and of the Company, including its chief executive officer. Although the Company expects all of the key personnel of the company with which it combines to remain with the post-combination company following the Business Combination, it is possible that the post-combination company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the post-combination company. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combination, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the post-combination company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Company and the company with which it combines will be subject to business uncertainties and contractual restrictions while the Business Combination is pending.

Uncertainty about the effect of the Business Combination on employees and third parties may have an adverse effect on the Company and the company with which it combines. These uncertainties may impair our or such company’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our or such target company’s business could be harmed.

We and the company with which we combine will incur significant transaction and transition costs in connection with the Business Combination.

We and the company with which we combine expect to incur significant, non-recurring costs in connection with consummating the Business Combination and operating as a public company following the consummation of the Business Combination. We and such company may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreement and the transactions contemplated thereby (including the Business Combination), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the closing of the Business Combination.

Our Founders, directors or officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combination and the other proposals as will be described in the proxy statement/prospectus and reduce the public “float” of our common stock.

Our Founders, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Founders, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of the Business Combination or to satisfy closing conditions in the Business Combination Agreement regarding required amounts in the Trust Account equaling or exceeding certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on the NYSE or another national securities exchange or reducing the liquidity of the trading market for our common stock.

The ability to execute the post-combination company’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Extension Amendment or the Business Combination.

Depending upon the aggregate amount of cash consideration the Company would be required to pay for all shares of Common Stock that are validly submitted for redemption, the post-combination company may be required to increase the financial leverage the post-combination company’s business would have to support. This may negatively impact its ability to execute on its own future strategic plan and its financial viability.

If the Business Combination’s benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combination do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the closing of the Business Combination may decline. The market values of the Company’s securities at the time of the Business Combination may vary significantly from their prices on the date the Business Combination was executed, the date of the proxy statement/prospectus, or the date on which the Company’s stockholders vote on the Business Combination.

In addition, following the Business Combination, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combination, there has not been a public market for stock in any company with which we may combine and trading in the shares of Company Common Stock has not been active. Accordingly, the valuation that will be ascribed to any company with which we may combine and Company common stock in a Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the Business Combination may include:

•

actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;

•	changes in the market’s expectations about the post-combination company’s operating results;
•	success of competitors;
•	the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;
•	operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;

•	the post-combination company’s ability to market new and enhanced services and products on a timely basis;
•	changes in laws and regulations affecting the post-combination company’s business;
•	commencement of, or involvement in, litigation involving the Company;
•	changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of the post-combination company’s securities available for public sale;
•	any major change in the Board or management;
•	sales of substantial amounts of Common Stock by the post-combination company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

Following the Business Combination, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

The trading market for the post-combination company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the post-combination company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the post-combination company. If no securities or industry analysts commence coverage of the post-combination company, the post-combination company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the post-combination company, change their recommendation regarding the post-combination company’s stock adversely, or provide more favorable relative recommendations about the post-combination company’s competitors, the price of the post-combination company’s securities would likely decline. If any analyst who may cover the post-combination company were to cease coverage of the post-combination company or fail to regularly publish reports on it, the post-combination company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

The future sales of shares by existing stockholders may adversely affect the market price of the Company’s common stock.

Sales of a substantial number of shares of the Company’s common stock in the public market could occur at any time. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s common stock in the public market, the market price of the Company’s common stock could decline.

Resales of the shares of common stock included in the stock consideration could depress the market price of our common stock.

There may be a large number of shares of common stock sold in the market following the completion of the Business Combination or shortly thereafter. The shares held by the Company’s public stockholders are freely tradable, and the shares of common stock held by the Subscribers will be freely tradable following effectiveness of the registration statement that we have agreed to file in connection with the Business Combination covering the resales of such shares. In addition, the Company will be obligated to register the resale of shares of common stock issued as merger consideration, which shares will become available for resale following the expiration of any applicable lockup period. We also expect that Rule 144 will become available for the resale of shares of our common stock that are not registered for resale once one year has elapsed from the date that we file the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the Business Combination and the other proposals presented to our stockholders in connection with the Business Combination and may affect the market price of the Company’s securities.

The Company’s Founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combination. None of the Company’s Founders, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s

Founders, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Founders, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combination to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the Business Combination and other proposals presented to our stockholders in connection with the Business Combination, and would likely increase the chances that such proposals would be approved. If the market does not view the Business Combination positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Quarterly Report on Form 10-Q, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the Business Combination Proposal or other proposals.

Any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak.

In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China, which has and is continuing to spread throughout China and other parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the coronavirus disease (COVID-19) a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” A significant outbreak of COVID-19 and other infectious diseases could result in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be adversely affected in a material way.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock. As a result, there were 4,307,500 Founder Shares outstanding as of September 30, 2020.

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

As of September 30, 2020, we had cash of $387,430 held outside the Trust Account for working capital purposes.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Company Name

Date: November 13, 2020	By:	/s/ Raluca Dinu
Dr. Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)