Form 10-K
period 2020-12-31
GigCapital2, Inc.
filed 2021-04-01
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the common stock of the Company on the NYSE Stock Market as of the last business day of the Registrant’s most recently completed second fiscal quarter, June 30, 2020, was $174,915,000.

The number of shares of Registrant’s Common Stock outstanding as of March 26, 2021 was 19,812,315.

i

CERTAIN TERMS

References in this Annual Report on Form 10-K (the “Annual Report”) to “we,” “us,” “our,” “GigCapital2” or the “Company” refer to GigCapital2, Inc. References to our “management” or our “management team” refer to our officers and directors, references to the “Sponsor” refer to GigAcquisitions2, LLC, references to the “Founders” refer to the Sponsor, one of the underwriters, EarlyBirdCapital, Inc. (“EarlyBird”) and certain affiliates and employees of EarlyBird (the “EarlyBird Group”), and Northland Gig 2 Investment LLC (“Northland Investment”), and references to the “Initial Stockholders” refer to the Founders and Northland. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Actual results and stockholders’ value will be affected by a variety of risks and factors, including, without limitation, international, national and local economic conditions, merger, acquisition and business combination risks, financing risks, geo-political risks, acts of terror or war, and those risk factors described under “Item 1A. Risk Factors”, including risks related to the current pandemic as a result of COVID-19. Many of the risks and factors that will determine these results and stockholders’ value are beyond the Company’s ability to control or predict. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

PART I

Item 1. Business.

Introduction

We are a Delaware corporation formed for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization, recapitalization or other similar business combination with one or more businesses, which we refer to throughout this Annual Report as our initial business combination. On November 20, 2020, the Company entered into business combination agreements for its initial Business Combination. Upon consummation of the business combinations with UpHealth Holdings, Inc. and Cloudbreak Health, LLC, we expect to change our name and be known as UpHealth, Inc. (“New UpHealth”).

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

Business Combination

As set forth below and the Form 8-K filed with the Securities Exchange Commission (the “SEC”) dated November 23, 2020, on November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with Uphealth Holdings, Inc. (“UpHealth”), and UpHealth Merger Sub, Inc., (“UpHealth Merger Sub”) (such business combination agreement, the “UpHealth BCA”), and such business combination, the “UpHealth Combination”). In addition, on November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with Cloudbreak Health, LLC (“Cloudbreak”), Cloudbreak Merger Sub, LLC (“Cloudbreak Merger Sub”), Chirinjeev Kathuria and Mariya Pylypiv (collectively, the “UpHealth Significant Stockholders”) and UpHealth, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the Cloudbreak members (such business combination agreement, the “Cloudbreak BCA”, and such business combination, the “Cloudbreak Combination”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent managements and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information for each entity in the UpHealth Combination and Cloudbreak Combination, collectively referred as the “Business Combinations” in this Annual Report..

The UpHealth BCA

Pursuant to the terms of the UpHealth BCA, GigCapital2 will acquire UpHealth through the statutory merger of UpHealth Merger Sub with and into UpHealth, with UpHealth surviving the merger as a wholly owned subsidiary of GigCapital2 (the “UpHealth Merger”). At the effective time of the UpHealth Merger, each share of UpHealth common stock will be canceled and converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of GigCapital2 (the “GigCapital2 Common Stock”) equal to the Exchange Ratio. The Exchange Ratio will be equal to the Aggregate Merger Consideration divided by the sum of the aggregate number of shares of UpHealth common stock issued and outstanding immediately prior to the effective time of the UpHealth Merger. The Aggregate Merger Consideration shall not exceed 99,000,000 shares of GigCapital2 Common Stock, subject to certain adjustments, less the Thrasys Incentive Amount (as defined below). UpHealth and Innovations Group, Inc., a Utah corporation (“Innovations Group”) previously entered into a merger agreement for UpHealth to acquire Innovations Group. UpHealth also has previously entered into a share purchase agreement providing for the purchase of 99% or more of the equity interests of Glocal Healthcare Systems Private Limited, a company incorporated under the laws of India (“Glocal”), and UpHealth as of the date of entry into the UpHealth BCA owns approximately 43% of the equity interests of Glocal. The Aggregate Merger Consideration shall be reduced by approximately (a) 14,142,857 shares of GigCapital2 Common Stock, if upon the UpHealth Closing (as defined below), UpHealth has not completed its acquisition of Innovations Group, and (b) 99,000 shares of GigCapital2 Common Stock for each 1.0% interest of Glocal that is below 90% and that is not yet acquired by UpHealth upon the UpHealth Closing. Adjustments to the Aggregate Merger Consideration will further be made to the extent that the indebtedness at the UpHealth Closing of UpHealth and the Company Subsidiaries less the cash and cash equivalents of UpHealth and the Company Subsidiaries as of immediately before such time is greater than $33,850,000 (excluding any Acquisition Promissory Notes). The Acquisition Promissory Notes are promissory notes previously issued by UpHealth for its acquisitions of Thrasys, Inc., a California corporation (“Thrasys”), Behavioral Health Services, LLC, a Missouri limited liability company (“Behavioral Health Services”), TTC Healthcare, Inc., a Delaware corporation (“TTC Healthcare”) and the interests in Glocal, or to be issued by UpHealth for its acquisitions of Innovations Group and TTC Healthcare, with a maximum aggregate principal amount of $86,200,000, of which $35,500,000 is due and payable at the UpHealth Closing; provided, that such amount shall be reduced by $30,000,000, if upon the UpHealth Closing, UpHealth has not completed its acquisition of Innovations Group.

Two individuals who are officers of UpHealth, and were shareholders of Thrasys prior to its merger with UpHealth, will following the UpHealth Closing, if he or she is a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries as of the date of grant, be awarded restricted stock units of GigCapital2 (the “Thrasys Incentive Amount”). The Thrasys Incentive Amount that shall be eligible to be granted shall be (a) 32.016% multiplied by (b) 15.136% multiplied by (c) the Adjusted Aggregate Merger/Incentive Amount. The Adjusted Aggregate Merger/Incentive Amount shall be (a) $990,000,000, subject to certain adjustments, divided by (b) $10.00. In the event that either individual ceases to be a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries as of the date of grant, the portion of the Thrasys Incentive Amount allocated to such individual will not be reallocated to the other individual. Such restricted stock units shall vest into shares of GigCapital2 Common Stock at the earlier of (i) the date that is one year after the UpHealth Closing, (ii) the date on which the last sale price of GigCapital2 Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the UpHealth Closing, or (iii) the date on which GigCapital2 completes a liquidation, merger, stock exchange or other similar transaction that results in all of the GigCaptial2’s stockholders having the right to exchange their shares of GigCapital2 Common Stock for cash, securities or other property. If either of these individuals ceases to be a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries prior to any vesting date, the unvested portion of the restricted stock units shall be cancelled and surrendered to GigCapital2.

The Cloudbreak BCA

Pursuant to the terms of the Cloudbreak BCA, GigCapital2 will acquire Cloudbreak through the statutory merger of Cloudbreak Merger Sub with and into Cloudbreak, with Cloudbreak surviving the merger as a wholly owned subsidiary of GigCapital2 (the “Cloudbreak Merger”). At the effective time of the Cloudbreak Merger (the “Cloudbreak Effective Time”): (i) each Common Unit (as defined in the Cloudbreak BCA) (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Common Unit Exchange Ratio (as defined in the Cloudbreak BCA) (together with any Business Combination Share Adjustment (defined below) to which each Common Unit is entitled, the “Common Unit Merger Consideration”); (ii) each Series A Preferred Unit (as defined in the Cloudbreak BCA) (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Preferred Unit Exchange Ratio (as defined in the Cloudbreak BCA) (in addition to any Business Combination Share Adjustment to which each Series A Preferred Unit is entitled); and (iii) each Option (as defined in the Cloudbreak BCA) that is outstanding and unexercised immediately prior to the Cloudbreak Effective Time, whether vested or unvested, shall be assumed by GigCapital2 and converted into an option to purchase a number of shares of GigCapital2 Common Stock in an amount set forth on the allocation schedule, which amount shall be equal to the product of (i) the number of Common Units subject to such Option, multiplied by (ii) the Common Unit Exchange Ratio (each such converted option, an “Exchanged Option”). Each holder of Exchanged Options shall also be entitled to any Business Combination Share Adjustment made pursuant to the Cloudbreak BCA. Additionally, immediately prior to the Cloudbreak Effective Time, each Common Warrant (as defined in the Cloudbreak BCA) shall convert into Common Units in accordance with their terms. The aggregate number of shares of GigCapital2 Common Stock issuable at the closing of the Cloudbreak Merger, and upon the exercise of all Exchanged Options on a net exercise basis, shall equal 11,000,000 shares of GigCapital2 Common Stock.

Furthermore, in connection with the closing of the Cloudbreak Combination (the “Cloudbreak Closing”), (i) GigCapital2 has agreed to repay or cause to be repaid on behalf of Cloudbreak certain debt obligations of Cloudbreak of approximately $28 million and (ii) the Significant UpHealth Stockholders have agreed to subject 5,500,000 of their shares of GigCapital2 Common Stock (as adjusted for stock splits, combinations, reorganizations and the like) that they would receive upon the closing of the UpHealth Combination (the “UpHealth Closing”) to potential forfeiture and transfer (such transfer, the “Business Combination Share Adjustment”) to the Members (as defined in the Cloudbreak BCA) in connection with a Valuation Shortfall (defined below) on the 540th day from the Closing Date (as defined in the Cloudbreak BCA) (or if such day is not a Business Day, the following Business Day) (the “Measurement Date”) as provided in the Cloudbreak BCA. A Valuation Shortfall shall occur if the dollar volume-weighted average price for the GigCapital2 Common Stock on the New York Stock Exchange during the period beginning at 9:30 a.m., New York time, and ending at 4:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or if not available on Bloomberg, as reported by Morningstar (the “VWAP”) for the ten trading days preceding the Measurement Date (the “Reference VWAP”) is less than $13.64, and the amount of such Valuation Shortfall is the difference between $13.64 and the Reference VWAP. In the event that a Valuation Shortfall occurs, the amount of shares of GigCapital2 Common Stock that the Significant UpHealth Stockholders shall forfeit to the Members will be the lesser of (i) the Adjustment Amount (defined below) and (ii) 5,500,000 (or, if the Adjustment Amount equals 5,500,000, the Adjustment Amount). The Adjustment Amount means the quotient (rounded up to the nearest whole number) of (A) the Aggregate Valuation Shortfall (defined below), divided by (B) the Reference VWAP. The Aggregate Valuation Shortfall means the product of (A) the amount of the Valuation Shortfall, multiplied by (B) 11,000,000.

As stated in the Current Report on Form 8-K filed with the SEC dated February 4, 2021, on January 29, 2021, GigCapital2 executed a First Amendment to the UpHealth BCA with the parties to the UpHealth BCA, solely to amend Schedule 7.06(C) of the UpHealth BCA (the “UpHealth BCA Amendment No. 1”) for the purpose of revising the formula used to calculate the Thrasys Incentive Amount as such term is used in the UpHealth BCA Amendment No. 1. The terms of the Cloudbreak BCA were not modified in connection with the UpHealth BCA Amendment No. 1.

As stated in the Current Report on Form 8-K filed with the SEC dated March 26, 2021, on March 23, 2021, GigCapital2 executed a Second Amendment to the UpHealth BCA with the parties to the UpHealth BCA, solely to amend Schedule 7.06(C) of the UpHealth BCA (the “UpHealth BCA Amendment No. 2”) for the purpose of further revising the formula used to calculate the Thrasys Incentive Amount as such term is used in the UpHealth BCA Amendment No. 2. The terms of the Cloudbreak BCA were not modified in connection with the UpHealth BCA Amendment No. 2.

Incentive Plan

In connection with the Business Combinations, GigCapital2 will adopt, subject to the approval of the stockholders of GigCapital2, an equity incentive award plan for GigCapital2 with an initial award pool of GigCapital2 Common Stock equal to the sum of (i) the amount that is equal to ten percent (10%) of the shares of GigCapital2 Common Stock outstanding as of immediately after the UpHealth Closing and the Cloudbreak Closing (rounded up to the nearest whole share) and (ii) the Thrasys Incentive Amount, which plan shall include an “evergreen” provision pursuant to which such award pool will automatically increase on each of January 1, 2022 and each anniversary thereof during the effectiveness of such plan by an amount equal to the lesser of (i) five percent (5%) of the shares of GigCapital2 Common Stock issued and outstanding as of 12:01 a.m. (Central Time) on such date and (ii) such lesser amount determined by the GigCapital2 Board, and which plan shall be effective at and after UpHealth Closing and the Cloudbreak Closing.

Upon the closing of the transactions, the combined company will be named UpHealth, Inc. and will continue to be listed on the NYSE under the new ticker symbol “UPH”.

1st Extension

The Company’s initial public offering prospectus and amended and restated certificate of incorporation provided that the Company initial had until December 10, 2020 (the date which was 18 months after the consummation of the Offering) to complete the Business Combination. As stated in the Form 8-K filed with SEC dated December 8, 2020, the Company held its 2020 Annual Stockholders’ Meeting (the “Annual Meeting”) and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extended the date by which the Company must consummate a business combination transaction from December 10, 2020 to March 10, 2021. The Company’s stockholders elected to redeem 579,881 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which represents approximately 3.4% of the shares that were part of the units that were sold in the Company’s initial public offering.

At the Annual Meeting, of the 22,245,000 shares of Common Stock outstanding and entitled to vote, 18,625,346 shares were represented, constituting a quorum.

2nd Extension

As stated in the Form DEF 14A filed with the SEC dated February 12, 2021, the Company invited the stockholders of the Company to attend a special meeting (the “Special Meeting”) to be held on March 8, 2021 to vote to amend (the “2nd Extension Amendment”) the Company’s Amended and Restated Certificate of Incorporation (as amended by the Certificate of Amendment, dated December 8, 2020, our “Charter”) to extend the date by which the Company must consummate a Business Combination (as defined above) (the “Extension”) from March 10, 2021 (the date which is 21 months from the closing date of the Company’s initial public offering of our units (the “IPO”)) to June 10, 2021 (the date which is 24 months from the closing date of the IPO) (the “Extended Date”). The Special Meeting was subsequently moved to March 10, 2021 as announced by the Company on the Form 8-K filed with the SEC on March 3, 2021. The purpose of the 2nd Extension Amendment was to provide the Company more time to complete the Business Combinations, which the Board believed was in the best interests of our stockholders. The Company’s stockholders elected to redeem 1,852,804 shares of the Company’s Common Stock, which represents approximately 10.7% of the shares that were part of the units that were sold in the Company’s initial public offering.

At the Special Meeting, of the 21,665,119 shares of Common Stock outstanding and entitled to vote, 14,438,191 shares were represented, constituting a quorum. The Company’s stockholders approved the 2nd Extension Amendment.

PIPE Subscription Agreement

On January 20, 2021, GigCapital2 entered into subscription agreements (the “PIPE Subscription Agreements”), each dated January 20, 2021, with certain institutional investors (the “PIPE Investors”), including Oppenheimer & Co. Inc., the placement agent for the private placements under the PIPE Subscription Agreements, pursuant to which, among other things, GigCapital2 agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 3,000,000 shares (the “PIPE Shares”) of GigCapital2’s common stock (the “Common Stock”) to the PIPE Investors at $10.00 per share.

The obligations to consummate the subscriptions are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Note Subscription Agreements (as defined below) having been satisfied or waived, and the closing of the transaction contemplated by the PIPE Subscription Agreements occurring concurrently with the closing of the transactions contemplated by the Note Subscription Agreements.

Pursuant to the PIPE Subscription Agreements, GigCapital2 agreed that, prior to the closing of the Business Combinations, GigCapital2 will file with the SEC (at GigCapital2’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and GigCapital2 will use its commercially reasonable efforts to have the Resale Registration Statement declared effective upon the closing of the Business Combinations, but no later than 60 calendar days (or 90 calendar days if the SEC notifies GigCapital2 that it will not review the Resale Registration Statement) after the closing of the Business Combinations, subject to customary conditions and covenants.

On February 16, 2021, the Company filed a registration statement on Form S-1 with the SEC, which the Company amended in a subsequent filing with the SEC on March 26, 2021. This registration statement registers the resale of the PIPE Shares, par value $0.0001 per share of the Common Stock of the Company, by the selling stockholders named in the prospectus (or their permitted transferees) who are to be issued the PIPE Shares in a private placement immediately prior to the closing of the Business Combination.

The PIPE Shares were not issued and outstanding at the time of the Special Meeting of GigCapital2’s stockholders held to approve the Business Combinations that was held on March 10, 2021. Further, the holders of the PIPE Shares will not receive any proceeds from the trust account established in connection with GigCapital2’s initial public offering in the event GigCapital2 does not consummate an initial business combination by the June 10, 2021 deadline in its current Amended and Restated Certificate of Incorporation. In the event the Business Combinations are not approved by GigCapital2 stockholders or the other conditions precedent to the consummation of the Business Combination are not met, then the PIPE Shares will not be issued and GigCapital2 will seek to withdraw the registration statement prior to its effectiveness.

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

Stockholders May Not Have the Ability to Approve Our Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Our Founders and management team have agreed to vote any shares of common stock owned by them in favor of any proposed business combination (the “Founder Shares”) and the shares of Common Stock underlying the private placement units purchased by them in June 2019 (the “Placement Shares”). As a result, we would need only 4,911,158, or approximately 33%, of the 14,817,315 public shares to be voted in favor of a transaction in order to have our initial business combination approved.

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

Our Founders and management team have agreed that they will not propose any amendment to our amended and restated certificate of incorporation that would stop our public stockholders from converting or selling their shares of common stock to us in connection with a business combination or affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by June 10, 2021, unless we provide our public stockholders with the opportunity to redeem their shares of common stock upon such approval at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, net of franchise and income taxes payable, divided by the number of then outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our Founders, any executive officer, director or director nominee, or any other person.

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

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after June 10, 2021, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Amended and Restated Certificate of Incorporation

As stated in the Form 8-K filed with SEC dated December 8, 2020, the Company held its 2020 Annual Stockholders’ Meeting (the “Annual Meeting”) and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a business combination transaction from December 10, 2020 to March 10, 2021.

Further, as stated in the Form 8-K filed with the SEC dated March 10, 2021, the Company held a special stockholder meeting, which the Company’s stockholders approved the second amendment to the Company’s Amended and Restated Certification of Incorporation that extends the date by which the Company must consummate a business combination transaction from March 10, 2021 to June 10, 2021.

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

You should not place undue reliance on these forward-looking statements. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Some factors that could cause actual results to differ include:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreements;
•

the outcome of any legal proceedings that may be instituted against the Company, UpHealth, Cloudbreak or others following announcement of the Business Combinations and the transactions contemplated in the Business Combination Agreements;

•

the inability to complete the transactions contemplated by the Business Combination Agreements due to the failure to obtain approval of the equity holders of the Company, UpHealth or Cloudbreak or other conditions to closing in the Business Combination Agreements;

•	the ability to obtain or maintain the listing of New UpHealth Common Stock on the NYSE following the Business Combinations;
•	the risk that the proposed transaction disrupts current plans and operations as a result of the announcement and consummation of the Business Combinations;
•

the ability to recognize the anticipated benefits of the Business Combinations, which may be affected by, among other things, the ability of the Company to grow and manage growth profitably, maintain relationships with customers, compete within its industry and retain its key employees;

•	costs related to the proposed Business Combinations;
•	changes in applicable laws or regulations;
•	the effect of the COVID-19 pandemic on New UpHealth’s business;
•

the ability of New UpHealth to execute its business model, including market acceptance of its planned products and services and achieving sufficient production volumes at acceptable quality levels and prices;

•	New UpHealth’s ability to raise capital;
•	the possibility that the Company, UpHealth or Cloudbreak may be adversely impacted by other economic, business, and/or competitive factors;
•	future exchange and interest rates; and
•

other risks and uncertainties indicated in this proxy statement/prospectus, including those under “Risk Factors” in this proxy statement/prospectus, and other filings that have been made or will be made with the SEC by the Company.

Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

The Company has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. If the Company is unable to consummate a business combination, including the Business Combinations, its public stockholders may be forced to wait until after June 10, 2021 (or such later date as may arise if we amend our certificate of incorporation again to further extend the time that we have to consummate a business combination) before receiving distributions from the Trust Account.

The Company is a development stage blank check company, and as it has no operating history and is subject to a mandatory liquidation and subsequent dissolution requirement. The Company has until June 10, 2021 to complete a business combination, unless we amend our certificate of incorporation again to further extend the time that we have to consummate a business combination. The Company has no obligation to return funds to investors prior to such date unless (i) it consummates a business combination prior thereto or (ii) it seeks to amend its current amended and restated certificate of corporation prior to consummation of a business combination, and only then in cases where investors have sought to convert or sell their shares to the Company. Only after the expiration of this full time period will public security holders be entitled to distributions from the Trust Account if the Company is unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate their investment, public security holders may be forced to sell their public shares, rights or warrants, potentially at a loss. In addition, if the Company fails to complete an initial business combination by June 10, 2021 (or such later date as may arise if we amend our certificate of incorporation again to further extend the time that we have to consummate a business combination), there will be no Redemption Rights or liquidating distributions with respect to the rights and warrants, which will expire worthless, unless the Company amends its certificate of incorporation to extend its life and certain other agreements it has entered into.

We have no operating or financial history and our results of operations and those of the post-combination company may differ significantly from the unaudited pro forma financial data included in the Registration Statement on Form S-4/A filed with the SEC on March 23, 2021.

We are a blank check company and we have no operating history and no revenues. The Registration Statement on Form S-4/A filed with the SEC on March 23, 2021 includes unaudited pro forma condensed combined financial statements for the post-combination company. The unaudited pro forma condensed combined statement of operations of the post-combination company combines the historical audited results of operations of the Company for the year ended December 31, 2020, with the historical audited results of operations of UpHealth and Cloudbreak for the year ended December 31, 2020, respectively, and gives pro forma effect to the Business Combinations as if it had been consummated on January 1, 2020. The unaudited pro forma condensed combined balance sheet of the post-combination company combines the historical balance sheets of the Company as of December 31, 2020, of UpHealth as of December 31, 2020 and of Cloudbreak as of December 31, 2020 and gives pro forma effect to the Business Combinations as if it had been consummated on December 31, 2020.

The unaudited pro forma condensed combined financial statements are presented for illustrative purposes only, are based on certain assumptions, address a hypothetical situation and reflect limited historical financial data. Therefore, the unaudited pro forma condensed combined financial statements are not necessarily indicative of the results of operations and financial position that would have been achieved had the Business Combinations and the acquisitions of UpHealth and Cloudbreak been consummated on the dates indicated above, or the future consolidated results of operations or financial position of the post-combination company. Accordingly, the post-combination company’s business, assets, cash flows, results of operations and financial condition may differ significantly from those indicated by the unaudited pro forma condensed combined financial statements included in this document.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.

We will be subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:

•	changes in the valuation of our deferred tax assets and liabilities;

•	expected timing and amount of the release of any tax valuation allowances;

•	tax effects of stock-based compensation;

•	costs related to intercompany restructurings;

•	changes in tax laws, regulations or interpretations thereof; or

•	lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.

If we are unable to complete an initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third party brings a claim against us that our Sponsor is unable to indemnify), and our warrants will expire worthless.

If we are unable to complete an initial business combination by the applicable deadline, our public stockholders may receive only approximately $10.00 per share on the liquidation of the Trust Account (or less than $10.00 per share in certain circumstances where a third-party brings a claim against us that our Sponsor is unable to indemnify (as described herein)) and our warrants will expire worthless.

Following the consummation of the Business Combinations, our only significant asset will be our ownership interest in New UpHealth and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

Following the consummation of the Business Combinations, we will have no direct operations and no significant assets other than our ownership of UpHealth and Cloudbreak. The UpHealth equity holders, the Cloudbreak equity holders, the directors and officers of UpHealth and the directors and officers of Cloudbreak and their respective affiliates will become stockholders of the post-combination company at that time. We will depend on UpHealth and Cloudbreak for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Common Stock. The financial condition and operating requirements of UpHealth and Cloudbreak may limit our ability to obtain cash from UpHealth or Cloudbreak. The earnings from, or other available assets of, UpHealth or Cloudbreak may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The ability of UpHealth or Cloudbreak to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which UpHealth or Cloudbreak is party from time to time, including existing loans and security agreements described in “TTC Healthcare’s Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Cloudbreak’s Management’s Discussion and Analysis of Financial Condition and Results of Operations” and will be subject to the negative covenants set forth therein. Any loans or other extensions of credit to us from UpHealth or Cloudbreak will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from UpHealth or Cloudbreak will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

Because we have no current plans to pay cash dividends on shares of Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Company’s Board and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the Company’s Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

There can be no assurance that New UpHealth Common Stock will be approved for listing on the NYSE or that New UpHealth will be able to comply with the continued listing standards of NYSE.

In connection with the closing of the Business Combinations, we intend to list New UpHealth’s Common Stock and warrants on the NYSE under the symbols “UPH” and “UPH.WS,” respectively. New UpHealth’s continued eligibility for listing may depend on the number of the Company’s shares that are redeemed. If, after the Business Combinations, the NYSE delists New UpHealth’s shares from trading on its exchange for failure to meet the listing standards, New UpHealth and its stockholders could face significant material adverse consequences including:

•	a limited availability of market quotations for New UpHealth’s securities;

•

a determination that New UpHealth Common Stock is a “penny stock” which will require brokers trading in New UpHealth Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of New UpHealth Common Stock;

•	a limited amount of analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The Company’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about its ability to continue as a “going concern.”

As of December 31, 2020, the Company had $168,384,949 in cash held in trust. As of March 10, 2021, the cash held in trust was reduced to $149,604,108 as a result of redemptions in conjunction with the Special Meeting held on March 10, 2021. As of December 31, 2020, the Company had a working capital deficit of $2,012,409. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans, including the Business Combination Agreements. The Company cannot assure you that its plans to raise capital or to consummate an initial business combination, including the Business Combination Agreements, will be successful. These factors, among others, raise substantial doubt about its ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from its inability to consummate the Business Combinations or its inability to continue as a going concern.

Subsequent to the consummation of the Business Combinations, the post-combination company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company has conducted due diligence on UpHealth and Cloudbreak, the Company cannot assure you that this diligence revealed all material issues that may be present in UpHealth’s or Cloudbreak’s business, as applicable, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s, UpHealth’s and Cloudbreak’s control will not later arise. As a result, the post-combination company may be forced to later write-down or write-off assets, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the post-combination company’s liquidity, the fact that the post-combination company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the post-combination company to be unable to obtain future financing on favorable terms or at all.

Following the consummation of the Business Combinations, New UpHealth will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Following the consummation of the Business Combinations, New UpHealth will face increased legal, accounting, administrative and other costs and expenses as a public company that UpHealth and Cloudbreak do not incur as private companies. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements will require New UpHealth to carry out activities neither UpHealth nor Cloudbreak has not done previously. For example, New UpHealth will create new board committees and adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors identify a material weakness or significant deficiency in the internal control over financial reporting), New UpHealth could incur additional costs rectifying those issues, and the existence of those issues could adversely affect New UpHealth’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with New UpHealth’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the New UpHealth Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require New UpHealth to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

The Initial Stockholders have agreed to vote in favor of the Business Combinations, regardless of how the Company’s public stockholders vote.

Unlike some other blank check companies in which the initial stockholders agree to vote their Founder shares in accordance with the majority of the votes cast by the public stockholders in connection with an initial business combination, the Initial Stockholders have agreed (i) to vote their shares in favor of any proposed business combination, including the Business Combinations, (ii) not to convert their shares in connection with a stockholder vote to approve a proposed initial business combination, and (iii) not to sell any such shares to the Company in a tender offer in connection with any proposed business combination. Our Initial Stockholders have agreed to vote their shares in favor of each of the UpHealth Business Combination Proposal and the Cloudbreak Business Combination Proposal. As a result, we would need only 4,911,158, or approximately 33%, of the 14,817,315 public shares, to be voted in favor of the Business Combination Agreements in order to have the Business Combinations approved. Accordingly, it is more likely that the necessary stockholder approval will be received than would be the case if the Initial Stockholders agreed to vote their Founder Shares and Private Placement Shares in accordance with the majority of the votes cast by the Company’s public stockholders.

The unaudited pro forma condensed combined financial information included in the Registration Statement on Form S-4/A filed with the SEC on March 23, 2021 may not be indicative of what the Company’s actual financial position or results of operations would have been.

The unaudited pro forma condensed combined financial information in the Registration Statement on Form S-4/A filed with the SEC on March 23, 2021 is presented solely for illustrative purposes only and is not necessarily indicative of what the Company’s actual financial position or results of operations would have been had the Business Combinations completed on the dates indicated.

If third parties bring claims against the Company, the proceeds held in trust could be reduced and the per-share redemption price received by stockholders may be less than $10.00 per share.

The Company’s placing of funds in trust may not protect those funds from third party claims against the Company. Although the Company has sought to have all vendors and service providers the Company engages and prospective target businesses the Company negotiated with execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Company’s public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with the Company, they may seek recourse against the Trust Account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of the Company’s public stockholders. If the Company is unable to complete a business combination and distribute the proceeds held in trust to the Company’s public stockholders, the Sponsor has agreed (subject to certain exceptions described elsewhere in this Annual Report) that it will be liable to ensure that the proceeds in the Trust Account are not reduced below $10.00 per share by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company. However, it may not be able to meet such obligation. Therefore, the per-share distribution from the Trust Account may be less than $10.00, plus interest, due to such claims.

Additionally, if the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company’s which is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in the Company’s bankruptcy estate and subject to the claims of third parties with priority over the claims of the Company’s stockholders. To the extent any bankruptcy claims deplete the Trust Account, the Company may not be able to return to the Company’s public stockholders at least $10.00. The Sponsor may not have sufficient funds to satisfy its indemnity obligations, as its only assets are securities of the Company. The Company has not asked the Sponsor to reserve for such indemnification obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for the Company’s initial business combination, including the Business Combinations, and redemptions could be reduced to less than $10.00 per public share.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per share due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance if, for example, the cost of such legal action is deemed by the independent directors to be too high relative to the amount recoverable or if the independent directors determine that a favorable outcome is not likely. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public stockholders may be reduced below $10.00 per share.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the Trust Account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and we and our Board may be exposed to claims of punitive damages.

If, after we distribute the proceeds in the Trust Account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our Board may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors.

The Company’s stockholders may be held liable for claims by third parties against the Company to the extent of distributions received by them.

The Company’s certificate of incorporation provides that it will continue in existence only until June 10, 2021, unless we amend our certificate of incorporation again to further extend the time that we have to consummate a business combination. If the Company has not completed a business combination by such date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including any interest earned on the funds held in the Trust Account net of interest that may be used by the Company to pay its franchise and income taxes payable and up to $100,000 for dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and our Board, dissolve and liquidate, subject (in the case of(ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

If the Company is forced to file a bankruptcy case or an involuntary bankruptcy case is filed against the Company which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by the Company’s stockholders. Furthermore, because GigCapital2 intends to distribute the proceeds held in the public shares to the Company’s public stockholders promptly after expiration of the time the Company has to complete an initial business combination, this may be viewed or interpreted as giving preference to the Company’s public stockholders over any potential creditors with respect to access to or distributions from the Company’s assets. Furthermore, our Board may be viewed as having breached their fiduciary duties to the Company’s creditors and/or may have acted in bad faith, and thereby exposing itself and the Company to claims of punitive damages, by paying public stockholders from the Trust Account prior to addressing the claims of creditors. The Company cannot assure you that claims will not be brought against it for these reasons.

Neither the Company nor its stockholders will have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total aggregate closing consideration in the event that any of the representations and warranties made by UpHealth or Cloudbreak in the Business Combinations, as applicable, ultimately proves to be inaccurate or incorrect.

The representations and warranties made by UpHealth, Cloudbreak and the Company to each other in the Business Combination Agreements will not survive the consummation of the Business Combinations. As a result, the Company and its stockholders will not have the protection of any indemnification, escrow, price adjustment or other provisions that allow for a post-closing adjustment to be made to the total merger consideration if any representation or warranty made by UpHealth in the UpHealth Business Combination Agreement and Cloudbreak in the Cloudbreak Business Combination Agreement proves to be inaccurate or incorrect. Accordingly, to the extent such representations or warranties are incorrect, the Company would have no indemnification claim with respect thereto and its financial condition or results of operations could be adversely affected.

GigCapital2 may not have sufficient funds to satisfy indemnification claims of its directors and executive officers.

GigCapital2 has agreed to indemnify its officers and directors to the fullest extent permitted by law. However, GigCapital2’s officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and not to seek recourse against the Trust Account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by GigCapital2 only if (i) GigCapital2 has sufficient funds outside of the Trust Account or (ii) GigCapital2 consummates an initial business combination. GigCapital2’s obligation to indemnify its officers and directors may discourage stockholders from bringing a lawsuit against its officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against GigCapital2’s officers and directors, even though such an action, if successful, might otherwise benefit GigCapital2 and its stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent GigCapital2 pays the costs of settlement and damage awards against its officers and directors pursuant to these indemnification provisions.

If the Company does not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants, holders will only be able to exercise such warrants on a “cashless basis.”

If the Company does not file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis” provided that an exemption from registration is available. As a result, the number of shares of Common Stock that holders will receive upon exercise of the warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, the Company has agreed to use its best efforts to meet these conditions and to file and maintain a current and effective prospectus relating to the Common Stock issuable upon exercise of the warrants until the expiration of the warrants. However, the Company cannot assure you that it will be able to do so. If the Company is unable to do so, the potential “upside” of the holder’s investment in the Company may be reduced or the warrants may expire worthless.

Even if the Company consummates the Business Combinations, there is no guarantee that the warrants will ever be in the money, and they may expire worthless and the terms of warrants may be amended.

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

The exercise price for our public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the public warrants are more likely to expire worthless.

The exercise price of our public warrants is higher than is typical with many similar blank check companies in the past. Historically, with regard to units offered by blank check companies, the exercise price of a public warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the public warrants are less likely to ever be in the money and more likely to expire worthless.

The Company may amend the terms of the rights in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding rights.

The rights are issued in registered form under a right agreement between Continental Stock Transfer & Trust Company, as rights agent, and the Company. The right agreement provides that the terms of the rights may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The right agreement requires the approval by the holders of at least 65% of the then outstanding rights in order to make any change that adversely affects the interests of the registered holders.

Warrants will become exercisable for our Common Stock, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Our public warrants are exercisable for 17,250,000 shares of Common Stock as part of our IPO at $11.50 per share. The additional shares of our Common Stock issued upon exercise of our warrants will result in dilution to the then existing holders of Common Stock of the Company and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of our Common Stock.

Stockholders may not know immediately after the Special Meeting whether we have satisfied the closing condition that the Trust Account equal or exceed $150,000,000.

If we receive valid redemption requests from holders of public shares prior to the redemption deadline, we may, at our sole discretion, following the redemption deadline and until the Closing Date, seek and permit withdrawals by one or more of such holders of their redemption requests. We may select which holders to seek such withdrawals of redemption requests from based on any factors we may deem relevant, and the purpose of seeking such withdrawals may be to increase the funds held in the trust account, including where we otherwise would not satisfy the closing condition that the amount of cash or cash equivalents that we have from any source equals or exceeds $150,000,000. This process could take a number of days, and there may be a period of time after the special meeting and before the Closing when stockholders do not know whether we have satisfied this closing condition.

The Company has no obligation to net cash settle the rights or warrants.

In no event will the Company have any obligation to net cash settle the rights or warrants. Furthermore, there are no contractual penalties for failure to deliver securities to the holders of the rights or warrants upon consummation of an initial business combination, including the Business Combinations, or exercise of the warrants. Accordingly, the rights and Warrants may expire worthless.

The Company’s ability to successfully effect the Business Combinations and to be successful thereafter will be totally dependent upon the efforts of its key personnel, including each of UpHealth’s and Cloudbreak’s key personnel, all of whom are expected to join the Company following the Business Combinations. While the Company intends to closely scrutinize any individuals it engages after the Business Combinations, it cannot assure you that its assessment of these individuals will prove to be correct.

The Company’s ability to successfully effect the Business Combinations is dependent upon the efforts of key personnel of UpHealth, Cloudbreak and of the Company, including Dr. Avi Katz, the Company’s Executive Chairman Dr. Chirinjeev Kathuria, Executive Chairman of UpHealth, Dr. Mariya Pylypiv, Vice Chairwoman of UpHealth, Ramesh Balakrishnan and Al Gatmaitan, UpHealth’s Co-Chief Executive Officers and Jamey Edwards, Cloudbreak’s Chief Executive Officer. Although the Company expects all of UpHealth’s and Cloudbreak’s key personnel to remain with the post-combination company following the Business Combinations, it is possible that the post-combination company will lose some key personnel, the loss of which could negatively impact the operations and profitability of the post-combination company. While the post-combination company intends to closely scrutinize any individuals it engages after the Business Combinations, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the post-combination company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

The Company, UpHealth and Cloudbreak will be subject to business uncertainties and contractual restrictions while the Business Combinations are pending.

Uncertainty about the effect of the Business Combinations on employees and third parties may have an adverse effect on the Company, UpHealth and Cloudbreak. These uncertainties may impair our, UpHealth’s or Cloudbreak’s ability to retain and motivate key personnel and could cause third parties that deal with any of us or them to defer entering into contracts or making other decisions or seek to change existing business relationships. If key employees depart because of uncertainty about their future roles and the potential complexities of the Business Combination, our, UpHealth’s or Cloudbreak’s business could be harmed.

We may waive one or more of the conditions to the Business Combinations.

We may agree to waive, in whole or in part, one or more of the conditions to our obligations to complete the Business Combinations, to the extent permitted by our current amended and restated certificate of incorporation and bylaws and applicable laws. In addition, if any of the proposed acquisitions or Business Combinations fails to occur, but our stockholders have approved the Business Combinations, we may decide to waive a condition or proceed with the rest of the Business Combinations without resoliciting stockholder. We may not waive the condition that our stockholders approve the Business Combinations.

The exercise of discretion by our directors and officers in agreeing to changes to the terms of or waivers of closing conditions in the Business Combination Agreements may result in a conflict of interest when determining whether such changes to the terms of the Business Combination Agreements or waivers of conditions are appropriate and in the best interests of our stockholders.

In the period leading up to the Closing, other events may occur that, pursuant to the Business Combination Agreements, would require the Company to agree to further amend the UpHealth Business Combination Agreement and amend the Cloudbreak Business Combination Agreement to consent to certain actions or to waive rights that we are entitled to under those agreements. Such events could arise because of changes in the course of UpHealth’s business, Cloudbreak’s business, a request by UpHealth to undertake actions that would otherwise be prohibited by the terms of the UpHealth Business Combination Agreement, a request by Cloudbreak to undertake actions that would otherwise be prohibited by the terms of the Cloudbreak Business Combination Agreement or the occurrence of other events that would have a material adverse effect on UpHealth’s or Cloudbreak’s business and would entitle the Company to terminate the Business Combination Agreements, as applicable. In any of such circumstances, it would be in the discretion of the Company, acting through the Board, to grant its consent or waive its rights. The existence of the financial and personal interests of the directors described elsewhere in this Annual Report may result in a conflict of interest on the part of one or more of the directors between what he or she may believe is best for the Company and our stockholders and what he or she may believe is best for himself or herself or his or her affiliates in determining whether or not to take the requested action. As of the date of this Annual Report, we do not believe there will be any changes or waivers that our directors and officers would be likely to make after stockholder approval of the Business Combinations has been obtained. While certain changes could be made without further stockholder approval, if there is a change to the terms of the Business Combinations that would have a material impact on the stockholders, we will be required to circulate a new or amended proxy statement or supplement thereto and resolicit the vote of our stockholders with respect to the UpHealth Business Combination Proposal and the Cloudbreak Business Combination Proposal, as applicable.

We, UpHealth and Cloudbreak will incur significant transaction and transition costs in connection with the Business Combinations.

We, UpHealth and Cloudbreak have both incurred and expect to incur significant, non-recurring costs in connection with consummating the Business Combinations and operating as a public company following the consummation of the Business Combinations. We, UpHealth and Cloudbreak may also incur additional costs to retain key employees. All expenses incurred in connection with the Business Combination Agreements and the transactions contemplated thereby (including the Business Combinations), including all legal, accounting, consulting, investment banking and other fees, expenses and costs, will be for the account of the party incurring such fees, expenses and costs or paid by the Company following the Closing.

The aggregate transaction expenses as a result of the Business Combinations are expected to be approximately $43,000,000. The per-share amount we will distribute to stockholders who properly exercise their redemption rights will not be reduced by the transaction expenses and after such redemptions, the per-share value of shares held by non-redeeming stockholders will reflect our obligation to pay the transaction expenses.

Our Sponsor, certain members of our Board and our officers have interests in the Business Combinations that are different from or are in addition to other stockholders in recommending that stockholders vote in favor of approval of the UpHealth Business Combination Proposal and the Cloudbreak Business Combination Proposal and approval of the other proposals described in this Annual Report.

When considering our Board’s recommendation that our stockholders vote in favor of the approval of the UpHealth Business Combination Proposal and the Cloudbreak Business Combination Proposal, our stockholders should be aware that the directors and officers of the Company have interests in the Business Combinations that may be different from, or in addition to, the interests of our stockholders. These interests include:

•	the fact that our Initial Stockholders have agreed not to redeem any of the Founder Shares in connection with a stockholder vote to approve the Business Combinations;

•

the fact that our Initial Stockholders have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete an initial business combination by the applicable deadline;

•

if the Trust Account is liquidated, including in the event we are unable to complete an initial business combination within the required time period, our Sponsor has agreed to indemnify us to ensure that the proceeds in the Trust Account are not reduced below $10.00 per public share, or such lesser per public share amount as is in the Trust Account on the liquidation date, by the claims of prospective target businesses with which we have entered into an acquisition agreement or claims of any third party (other than our independent public accountants) for services rendered or products sold to us, but only if such a vendor or target business has not executed a waiver of any and all rights to seek access to the Trust Account;

•	the continued indemnification of our existing directors and officers and the continuation of our directors’ and officers’ liability insurance after the Business Combinations;

•

the fact that Dr. Avi Katz, Dr. Raluca Dinu and Neil Miotto will remain as board members of the post-combination company and each shall be entitled to receive compensation for serving on the board of directors of the post-combination company;

•

the fact that we engaged the underwriters of our IPO as advisors to assist it in holding meetings with our stockholders to discuss potential business combination, introduce GigCapital2 to potential investors that are interested in purchasing our securities in connection with a potential business combination, assist it in obtaining stockholder approval for the business combination and assist us with our press releases and public filings in connection with a business combination. Pursuant to that agreement, we will pay the underwriters a cash fee for such services upon the consummation of the Business Combinations in an amount equal to, in the aggregate, 3.5% of the gross proceeds of the IPO, including any proceeds from the exercise of the over-allotment option; and

•

the fact that our Sponsor, officers and directors will lose their entire investment in us if an initial business combination is not consummated by the applicable deadline. Prior to GigCapital2’s initial public offering, our Founders purchased an aggregate of 4,307,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.0058 per share (as compared to the $10.00 per share price being used to determine the number of shares of Common Stock being issued to the UpHealth and Cloudbreak equity holders in the Business Combinations or at which the PIPE Investors have agreed to purchase Common Stock), with the Sponsor purchasing 4,018,987 Founder Shares, Northland Investment purchasing 173,108 Founder Shares and the EarlyBird Group purchasing 115,405 Founder Shares. Additionally, the Founders purchased from GigCapital2 an aggregate of 567,500 Private Placement Units at a price of $10.00 per unit simultaneously with the consummation of GigCapital2’s initial public offering for an aggregate purchase price of $5,675,000, with the Sponsor purchasing 481,250 Private Placement Units, Northland Investment purchasing 56,350 Private Placement Units and the EarlyBird Group purchasing 29,900 Private Placement Units. In addition, Northland concurrently purchased 120,000 Private Underwriter Shares at a price of $10.00 per share. Certain of GigCapital2’s directors and executive officers, including Dr. Avi Katz, Dr. Raluca Dinu, Neil Miotto, John Mikulsky and Gil Frostig, also have a direct or indirect economic interest in the 481,250 Private Placement Units and in the 4,018,987 Founder Shares owned by the Sponsor. The 4,018,987 Founder Shares owned by the Sponsor would have had an aggregate market value of $40,230,060 based upon the closing price of $10.01 per public share on the NYSE on March 26, 2021, the most recent practicable date prior to the date of this Annual Report. The 481,250 private placement units held by the Sponsor would have had an aggregate market value of $4,817,313 based upon the closing price of $10.01 per public unit on the NYSE on March 26, 2021, the most recent practicable date prior to the date of this Annual Report. Additionally, the Sponsor, officers and directors do not currently have any unreimbursed out-of-pocket expenses in connection with the Business Combinations.

Our Initial Stockholders, including our Sponsor and our independent directors, hold a significant number of shares of our Common Stock. They will lose their entire investment in us if a business combination is not completed.

Our Initial Stockholders hold in the aggregate 4,995,000 Founder Shares, representing 23% of the total shares outstanding as of the date of this Annual Report. The Founder Shares will be worthless if we do not complete a business combination by the applicable deadline.

The Founder Shares are identical to the shares of Common Stock included in the public units, except that: (i) the Founder Shares are subject to certain transfer restrictions; (ii) our Initial Stockholders, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed: (a) to waive their redemption rights with respect to their shares of Common Stock in connection with the completion of our Business Combinations; (b) waive their redemption rights with respect to their shares of Common Stock in connection with a stockholder vote to approve an amendment to our current amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or to provide for redemption in connection with a business combination; and (c) to waive their rights to liquidating distributions from the Trust Account with respect to their Initial Stockholder Shares if we fail to complete our initial business combination by the applicable deadline (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination by the applicable deadline.

The personal and financial interests of our officers and directors may have influenced their motivation in identifying and selecting each of UpHealth and Cloudbreak, completing a business combination with each of UpHealth and Cloudbreak and may influence their operation of the post-combination company following the Business Combinations. This risk may become more acute as the deadline of the applicable deadline for completing an initial business combination nears.

Our Sponsor, directors or officers or their affiliates may elect to purchase shares or warrants from public stockholders, which may influence a vote on a proposed Business Combinations and the other proposals described in this Annual Report and reduce the public “float” of our Common Stock.

Our Sponsor, directors or officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combinations, although they are under no obligation to do so. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. The purpose of such purchases could be to vote such shares in favor of the Business Combinations and thereby increase the likelihood of obtaining stockholder approval of the Business Combinations or to satisfy closing conditions in the Business Combination Agreements regarding required amounts of cash or cash equivalents that we have from any source equal or exceeds certain thresholds where it appears that such requirements would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. This may result in the completion of our Business Combinations that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Common Stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to obtain or maintain the quotation, listing or trading of our securities on the NYSE or another national securities exchange or reducing the liquidity of the trading market for our Common Stock.

Stockholders of the post-combination company may not be able to enforce judgments entered by United States courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, following the Business Combinations, some of our directors and executive officers may reside outside of the U.S. As a result, stockholders of the post-combination company may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of its securities.

Following the Business Combinations, the price of the post-combination company’s securities may fluctuate significantly due to the market’s reaction to the Business Combinations and general market and economic conditions. An active trading market for the Company’s securities following the Business Combinations may never develop or, if developed, it may not be sustained. In addition, the price of the post-combination company’s securities after the Business Combinations can vary due to general economic conditions and forecasts, the post-combination company’s general business condition and the release of the post-combination company’s financial reports. Additionally, if the post-combination company’s securities are not listed on, or become delisted from, the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange) or the post-combination company’s securities are not listed on the NYSE and are quoted on the OTC Bulletin Board, the liquidity and price of the post-combination company’s securities may be more limited than if the post-combination company’s securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

The ability to execute the post-combination company’s strategic plan could be negatively impacted to the extent a significant number of stockholders choose to redeem their shares in connection with the Business Combinations.

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

If the post-combination company fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the combined company will not be able to compete effectively.

The post-combination company will operate in a highly competitive, quickly changing environment, and the combined company’s future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. The post-combination company’s ability to successfully introduce and market new products is unproven. Because the post-combination company will have a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the combined company’s operating results, particularly with respect to any new products that it may introduce. The post-combination company’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate the post-combination company’s products and services from competitors’ products, the post-combination company will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, either UpHealth or Cloudbreak do not continue, or if the post-combination company’s new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which the post-combination company will operate, the post-combination company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that the post-combination company may not be successful with its new products and services, and as a result the post-combination company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Also, the post-combination company’s may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, the post-combination company may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If the post-combination company is unable to effectively and successfully further develop these new product and service lines, the post-combination company may not be able to increase or maintain sales (as compared to sales of UpHealth or Cloudbreak, as applicable, on a standalone basis), and the post-combination company’s gross margin (as compared to sales of UpHealth or Cloudbreak, as applicable, on a standalone basis) may be adversely affected.

Furthermore, the success of the post-combination company’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, the post-combination company’s ability to support these products, differentiation of new products from those of the post-combination company’s competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and the post-combination company may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If the post-combination company’s products and services fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

The post-combination company’s success will depend on its ability to develop and market products and services that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products or services similar to what UpHealth and Cloudbreak currently offers and similar to what the post-combination company may offer in the future and may be reluctant to replace those products or services with what UpHealth and Cloudbreak currently offers or which the combined company may offer in the future. Market acceptance of the post-combination company’s products, services and technology will depend on many factors, including the post-combination company’s ability to convince potential customers that the post-combination company’s products, services and technology are an attractive alternative to existing products, services and technology. Prior to adopting the post-combination company’s products, services and technology, some potential customers may need to devote time and effort to testing and validating the post-combination company’s systems. Any failure of the post-combination company’s systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than the combined company’s.

If the Business Combinations’ benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combinations do not meet the expectations of investors or securities analysts, the market price of the Company’s securities prior to the Closing may decline. The market values of the Company’s securities at the time of the Business Combinations may vary significantly from their prices on the date the Business Combinations were executed, the date of this Annual Report, or the date on which the Company’s stockholders vote on the Business Combinations.

In addition, following the Business Combinations, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Prior to the Business Combinations, there has not been a public market for UpHealth’s or Cloudbreak’s stock and trading in the shares of Company Common Stock has not been active. Accordingly, the valuation ascribed to UpHealth, Cloudbreak and Company Common Stock in the Business Combinations may not be indicative of the price that will prevail in the trading market following the Business Combinations. If an active market for the Company’s securities develops and continues, the trading price of the Company’s securities following the Business Combinations could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond the Company’s control. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.

Factors affecting the trading price of the Company’s securities following the Business Combinations may include:

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

Following the Business Combinations, if securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline.

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

Sales of a substantial number of shares of the Company’s Common Stock in the public market could occur at anytime. If the Company’s stockholders sell, or the market perceives that the Company’s stockholders intend to sell, substantial amounts of the Company’s Common Stock in the public market, the market price of the Company’s Common Stock could decline.

Our public stockholders will experience dilution as a consequence of, among other transactions, the issuance of Common Stock as consideration in the Business Combinations. Having a minority share position may reduce the influence that our current stockholders have on the management of the post-combination company.

The issuance of the Common Stock in the Business Combinations will dilute the equity interest of our existing stockholders and may adversely affect prevailing market prices for our public shares and/or public warrants.

It is anticipated that, upon completion of the Business Combinations, assuming no redemptions: (i) the Company’s public stockholders will retain an ownership interest of approximately 12.35% in the post-combination company (not including shares beneficially owned by our Sponsor); (ii) the PIPE Investors will own approximately 2.36% of the post-combination company (such that public stockholders, including the PIPE Investors, will own approximately 14.72% of the post-combination company); (iii) our Initial Stockholders (including our Sponsor) will own approximately 3.6% of the post-combination company; (iv) the former UpHealth equity holders will own approximately 74.22% of the post-combination company, assuming $86,200,000 of cash is used to repurchase UpHealth shares and (v) the former Cloudbreak equity holders will own approximately 7.11% of the post-combination company, assuming no cash is used to repurchase Cloudbreak Units. The ownership percentage with respect to the post-combination company following the Business Combinations does not take into account (i) warrants to purchase Common Stock that will remain outstanding immediately following the Business Combinations (ii) conversion of the Convertible Notes into shares of Common Stock or (iii) the issuance of any shares upon completion of the Business Combinations under the Incentive Plan. Depending on the number of public shares redeemed, our current stockholders could own a majority of the voting rights in the post-combination company, but would not have effective control over the post-combination company.

The NYSE may not list our securities on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

In connection with the Business Combinations, in order to obtain the listing of the post-combination company’s securities on the NYSE, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements. We will seek to have the post-combination company’s securities listed on the NYSE upon consummation of the Business Combinations. We cannot assure you that we will be able to meet all initial listing requirements. Even if the post-combination company’s securities are listed on the NYSE, we may be unable to maintain the listing of its securities in the future.

If we fail to meet the initial listing requirements and the NYSE does not list the post-combination company’s securities on its exchange, neither UpHealth nor Cloudbreak would not be required to consummate the Business Combinations. In the event that either UpHealth or Cloudbreak elected to waive this condition, and the Business Combinations were consummated without the post-combination company’s securities being listed on the NYSE or on another national securities exchange, we could face significant material adverse consequences, including:

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

We will have approximately 128,942,357 shares of Common Stock outstanding immediately following the Business Combinations, and there may be a large number of shares of Common Stock sold in the market following the completion of the Business Combinations or shortly thereafter. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company will be obligated to register the resale of shares of Common Stock issued as merger consideration, which shares will become available for resale following the expiration of any applicable lockup period. We also expect that Rule 144 will become available for the resale of shares of our Common Stock that are not registered for resale once one year has elapsed from the date that we file the Current Report on Form 8-K following the Closing that includes the required Form 10 information that reflects we are no longer a shell company. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.

The post-combination company may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

The post-combination company has the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Common Stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date the post-combination company sends the notice of redemption to the warrant holders. If and when the warrants become redeemable by the post-combination company, the post-combination company may exercise its redemption right even if the post-combination company is unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants and warrants underlying the units issuable upon conversion of working capital loan will be redeemable by the post-combination company so long as they are held by their initial purchasers or their permitted transferees.

Anti-takeover provisions contained in the proposed Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

The proposed Second Amended and Restated Certificate of Incorporation will contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The post-combination company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the post-combination company’s securities. These provisions will include:

•	no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;

•	a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;

•

the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;

•	a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and

•

the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of New UpHealth or changes in the New UpHealth Board and New UpHealth’s management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of New UpHealth Common Stock. Any provision of Amended and Restated Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

The JOBS Act permits “emerging growth companies” like us to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies.

We currently qualify as an “emerging growth company” as defined in Section 2(a)(19) of the Securities Act, as modified by the JOBS Act. As such, we take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including: (i) the exemption from the auditor attestation requirements with respect to internal control over financial reporting under Section 404 of SOX; (ii) the exemptions from say-on-pay, say-on-frequency and say-on-golden parachute voting requirements; and (iii) reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. As a result, our stockholders may not have access to certain information they deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year: (a) following October 18, 2023, the fifth anniversary of our IPO; (b) in which we have total annual gross revenue of at least $1.07 billion; or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Common Stock that is held by non-affiliates exceeds $700,000,000 as of the prior June 30th, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected to avail ourselves of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

We cannot predict if investors will find our Common Stock less attractive because we rely on these exemptions. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our Common Stock and our stock price may be more volatile.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the post-combination company will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ending December 31, 2022, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of UpHealth and Cloudbreak as privately-held companies. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the post-combination company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

Activities taken by the Company’s affiliates to purchase, directly or indirectly, public shares will increase the likelihood of approval of the UpHealth Business Combination Proposal, the Cloudbreak Business Combination Proposal and the other Proposals and may affect the market price of the Company’s securities.

The Company’s Founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of the Business Combinations. None of the Company’s Founders, directors, officers, advisors or their affiliates will make any such purchases when such parties are in possession of any material non-public information not disclosed to the seller or during a restricted period under Regulation M under the Exchange Act. Although none of the Company’s Founders, directors, officers, advisors or their affiliates currently anticipate paying any premium purchase price for such public shares, in the event such parties do, the payment of a premium may not be in the best interest of those stockholders not receiving any such additional consideration. There is no limit on the number of shares that could be acquired by the Company’s Founders, directors, officers, advisors or their affiliates, or the price such parties may pay.

If such transactions are effected, the consequence could be to cause the Business Combinations to be approved in circumstances where such approval could not otherwise be obtained. Purchases of shares by the persons described above would allow them to exert more influence over the approval of the UpHealth Business Combination Proposal, the Cloudbreak Business Combination Proposal and other proposals and would likely increase the chances that such Proposals would be approved. If the market does not view the Business Combinations positively, purchases of public shares may have the effect of counteracting the market’s view, which would otherwise be reflected in a decline in the market price of the Company’s securities. In addition, the termination of the support provided by these purchases may materially adversely affect the market price of the Company’s securities.

As of the date of this Annual Report, no agreements with respect to the private purchase of public shares by the Company or the persons described above have been entered into with any such investor or holder. The Company will file a Current Report on Form 8-K with the SEC to disclose private arrangements entered into or significant private purchases made by any of the aforementioned persons that would affect the vote on the Business Combinations Proposal or other proposals.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations.

The Company is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the Company is required to comply with certain SEC, NYSE and other legal or regulatory requirements, including the NYSE upon the transfer of its listing. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

We have not registered the shares of Common Stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise public warrants, thus precluding such investor from being able to exercise its public warrants except on a cashless basis and potentially causing such public warrants to expire worthless.

We have not registered the shares of Common Stock issuable upon exercise of the public warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file with the SEC a registration statement for the registration under the Securities Act of the shares of Common Stock issuable upon exercise of the warrants and thereafter will use our best efforts to cause the same to become effective within 60 business days following our initial business combination and to maintain a current prospectus relating to the Common Stock issuable upon exercise of the public warrants, until the expiration of the public warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the public warrants are not registered under the Securities Act, we will be required to permit holders to exercise their public warrants on a cashless basis. However, no public warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their public warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Common Stock is at the time of any exercise of a public warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their public warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, and in the event we do not so elect, we will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any public warrant, or issue securities or other compensation in exchange for the public warrants in the event that we are unable to register or qualify the shares underlying the public warrants under applicable state securities laws and there is no exemption available. If the issuance of the shares upon exercise of the public warrants is not so registered or qualified or exempt from registration or qualification, the holder of such public warrant shall not be entitled to exercise such public warrant and such public warrant may have no value and expire worthless. In such event, holders who acquired their public warrants as part of a purchase of public units will have paid the full unit purchase price solely for the shares of Common Stock included in the public units. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. We will use our best efforts to register or qualify such shares of Common Stock under the blue sky laws of the state of residence in those states in which the warrants were offered by us in the IPO. However, there may be instances in which holders of our public warrants may be unable to exercise such public warrants but holders of our private warrants may be able to exercise such private warrants.

Our Board did not obtain a third-party valuation or fairness opinion in determining whether or not to proceed with the business combination.

Our Board did not obtain a third-party valuation or fairness opinion in connection with their determination to approve the Business Combinations. In analyzing the Business Combinations, our Board and management conducted due diligence on each of UpHealth and Cloudbreak and researched the industry in which it operates and concluded that the Business Combinations were in the best interest of our stockholders. Accordingly, investors will be relying solely on the judgment of our Board in valuing each of UpHealth’s business and Cloudbreak’s business, and our Board may not have properly valued such business. The lack of a third-party valuation or fairness opinion may also lead an increased number of stockholders to vote against the proposed business combination or demand redemption of their shares for cash, which could potentially impact the ability to consummate the Business Combinations or the operations of the post-combination company.

The Company may be a “controlled company” within the meaning of the applicable rules of the NYSE and, as a result, may qualify for exemptions from certain corporate governance requirements. If the Company relies on these exemptions, its stockholders will not have the same protections afforded to stockholders of companies that are subject to such requirements.

Upon the Closing, depending on the number of shares of Common Stock redeemed by the Company’s public stockholders, the former UpHealth equityholders and former Cloudbreak equityholders may control a majority of the voting power of the post-combination company’s outstanding Common Stock, and the Company may then be a “controlled company” within the meaning of applicable rules of the NYSE upon the Closing of the Business Combinations. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements:

•	that a majority of the board consists of independent directors;

•	for an annual performance evaluation of the nominating and corporate governance and compensation committees;

•

that the controlled company has a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•	that the controlled company has a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.

If available, the post-combination company may use these exemptions now or in the future. As a result, the post-combination company’s stockholders may not have the same protections afforded to stockholders of companies that are subject to all of the NYSE corporate governance requirements.

If the conditions to the Business Combination Agreements are not met, the Business Combination may not occur.

Even if the Business Combination Agreements are approved by the stockholders of GigCapital2, specified conditions must be satisfied or waived before the parties to the Business Combination Agreements are obligate to complete the Business Combinations. GigCapital2, UpHealth and Cloudbreak may not satisfy all of the closing conditions in the Business Combination Agreements. If the closing conditions are not satisfied or waived, the Business Combinations will not occur, or will be delayed pending later satisfaction or waiver, and such delay may cause GigCapital2, UpHealth and Cloudbreak to each lose some or all of the intended benefits of the Business Combinations.

The Company’s proposed Second Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

Our Amended and Restated Certificate of Incorporation will require, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Exchange Act or the Securities Act, as to which the Court of Chancery and the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

The future exercise of registration rights may adversely affect the market price of our Common Stock.

Certain of our stockholders will have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of Common Stock held by the Initial Stockholders, shares of Common Stock received by certain significant UpHealth stockholders as part of the UpHealth Business Combination, shares of Common Stock received by certain significant Cloudbreak members as part of the Cloudbreak Business Combination. We are obligated to (i) file a resale “shelf” registration statement to register such securities (and any shares of UpHealth Common Stock and any Cloudbreak Units into which they may be exercised following the consummation of the Business Combinations) within 15 business days after of the Closing Date and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable after the filing. Sales of a substantial number of shares of Common Stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

There is uncertainty regarding the U.S. federal income tax consequences of the redemption to the holders of our Common Stock.

There is some uncertainty regarding the U.S. federal income tax consequences to holders of our Common Stock who exercise their redemption rights. The uncertainty of tax consequences relates primarily to the individual circumstances of the taxpayer and include (i) whether the redemption results in a dividend or a sale taxable as capital gain, and (ii) whether such capital gain is “long-term” or “short-term.” Whether the redemption qualifies for sale treatment will depend largely on whether the holder owns (or is deemed to own) any shares of our Common Stock following the redemption, and if so, the total number of shares of our Common Stock held by the holder both before and after the redemption relative to all shares of our Common Stock outstanding both before and after the redemption. The redemption generally will be treated as a sale, rather than a dividend, if the redemption (i) is “substantially disproportionate” with respect to the holder, (ii) results in a “complete termination” of the holder’s interest in GigCapital2 or (iii) is “not essentially equivalent to a dividend” with respect to the holder. Due to the personal and subjective nature of certain of such tests and the absence of clear guidance from the IRS, there is uncertainty as to whether a holder who elects to exercise its redemption rights will be treated as receiving a dividend or recognizing capital gain.

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

Item 4. Mine Safety Disclosures.

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our units began trading on the NYSE under the symbol “GIX.U” on June 6, 2019. On June 26, 2019, the Company announced that the holders of the Company’s units may elect to separately trade the securities underlying such units. On July 1, 2019, our shares of common stock, warrants and rights began trading on the NYSE under the symbols “GIX”, “GIX.WS” and “GIX.RT” respectively. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Each warrant entitles the holder to purchase one common share at a price of $11.50. Warrants may only be exercised for whole shares and will become exercisable 30 days after the completion of our initial business combination. Our warrants expire five years after the completion of our initial business combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

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

d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

e) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock.  As a result, there were 4,307,500 Founder Shares outstanding as of December 31, 2020.

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

PIPE Shares

On January 20, 2021, we entered into PIPE Subscription Agreements with certain investors (the PIPE Investors”), pursuant to which, among other things, we agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 3,000,000 shares of our Common Stock at $10.00 per share, for an aggregate purchase price of $30,000,000. The obligations of the parties to consummate the PIPE investment are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Convertible Note Subscription Agreements having been satisfied or waived, and the closing of the transaction contemplated by the PIPE Subscription Agreements occurring concurrently with the closing of the transactions contemplated by the Convertible Note Subscription Agreements. The PIPE investment will be consummated concurrently with the closing of the Business Combinations.

Convertible Notes

On January 20, 2021, we entered into Convertible Note Subscription Agreements with certain investors (the “Convertible Note Investors”), pursuant to which, among other things, we agreed to issue and sell to the Convertible Note Investors, in private placements to close immediately prior to closing of the Business Combinations, the Convertible Notes for an aggregate purchase price of $255,000,000. The Convertible Notes are convertible into 22,173,913 shares of our Common Stock at a conversion price of $11.50. The obligations to consummate the Convertible Note investment are conditioned upon, among other things, customary closing conditions and the consummation of the transactions contemplated by the Business Combination Agreements. The Convertible Note investment will be consummated substantially concurrently with the closing of the Business Combinations.

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

As of December 31, 2020, we had cash of $478,737 held outside the trust account for working capital purposes.

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

Overview

We are a Private-to-Public Equity (PPE) company, also known as a blank check company or special purpose acquisition vehicle, incorporated in the State of Delaware and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, or engaging in any other similar business combination with one or more businesses or entities. We intend to effectuate our initial Business Combination using cash from the proceeds from the sale of units in our initial public offering (the “Offering”), the sale of the Private Placement Units to our Founders and the sale of the Private Underwriter Shares to one of our underwriters, both of which occurred simultaneously with the completion of the Offering, our common equity or any preferred equity that we may create in accordance with the terms of our charter documents, debt, or a combination of cash, common or preferred equity and debt. The units sold in the Offering each consisted of one share of Common Stock, one warrant to purchase one share of Common Stock, and one right to receive one-twentieth (1/20) of one share of Common Stock upon or consummation of our initial Business Combination. The Private Placement Units were substantially similar to the units sold in the Offering, but for certain differences in the warrants included in each of them. For clarity, the warrants included in the units are referred to herein as the “public warrants”, and the warrants included in the Private Placement Units are referred to herein as the “private warrants.”

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

We had until December 10, 2020 to complete a Business Combination. On December 8, 2020, after approval by our stockholders of Extension Amendment No. 1 at our annual meeting of stockholders, we filed the Extension Amendment No. 1 to our current Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial Business Combination from December 10, 2020 to March 10, 2021. In connection with Extension Amendment No. 1, an aggregate 579,881 shares of the Company’s Common Stock were redeemed, and $5,857,340 was withdrawn out of the Trust Account to pay for such redemption leaving approximately $168.4 million remaining in our Trust Account as of December 31, 2020 to consummate a Business Combination.

On March 10, 2021, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved Extension Amendment No. 2. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of March 10, 2021. In connection with this Extension Amendment No. 2, an aggregate 1,852,804 shares of the Company’s Common Stock were redeemed, and $18,715,459 was withdrawn out of the Trust Account to pay for such redemption leaving approximately $149.6 million remaining in our Trust Account to consummate a Business Combination.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through December 31, 2020, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the trust account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”), which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. Due to the recent impact from the COVID-19 pandemic that started in March 2020, many investors sold U.S. treasuries to meet their investment objectives, including but not limited to, the purchase of depressed equities, the forced sale by losses on other positions, and the need to settle short-term debts. This created volatility in the financial markets and reduced return on investments in U.S. treasury bills. As a result, we shifted our investment portfolio held in the Trust Account from U.S. treasury bills to money market funds in May 2020. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020, we had a net loss of $3,198,141, which consisted of operating expenses of $3,949,600 and a provision for income taxes of $271,087 partially offset by interest income on marketable securities held in the Trust Account of $1,022,546.

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

As of December 31, 2020, we held cash and marketable securities in the Trust Account of $168,384,949 (including $2,895,247 of interest income earned, less $1,152,958 withdrawn from the interest earned on the Trust Account to pay tax obligations and $5,857,340 on redemptions) in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the year ended December 31, 2020, we withdrew $774,840 from the interest earned on the Trust Account to pay tax obligations.

As of December 31, 2019, we held cash and marketable securities in the Trust Account of $173,994,583 (including $1,872,701 of interest earned) in the Trust Account. The marketable securities consisted of U.S. treasury bills with a maturity of 180 days or less. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the period March 6, 2019 (date of inception) through December 31, 2019, we withdrew $378,118 from the interest earned on the Trust Account to pay tax obligations.

For the year ended December 31, 2020, cash used in operating activities was $2,064,391, consisting of a net loss of $3,198,141, interest earned on marketable securities held in the Trust Account of $1,022,546, partially offset by changes in operating assets and liabilities of $2,156,296, including the increase in accrued liabilities of $2,153,000 and decreases in prepaid expenses, receivable from related party and other non-current assets of $132,797 and an increase in accounts payable of $52,135 partially offset by decreases in payable to related party and other current liabilities of $181,636.

For the period March 6, 2019 (date of inception) through December 31, 2019, cash used in operating activities was $1,477,400, consisting of interest earned on marketable securities held in the Trust Account of $1,872,701, partially offset by net income of $360,451 and changes in operating assets and liabilities of $34,850.

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

As of December 31, 2020 and 2019, we had cash of $478,737 and $1,576,508, respectively, held outside the Trust Account. In December 2020, we raised additional funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combinations.

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

On November 2, 2020, the Company filed a definitive proxy statement with the SEC, to invite the stockholders of the Company to attend the 2020 annual meeting Annual Meeting to be held on December 3, 2020. At the Annual Meeting, the stockholders voted on Extension Amendment No.1 to extend the date by which the Company must consummate a Business Combination from December 10, 2020 to March 10, 2021 (the date which is 21 months from the closing date of the IPO).

On March 10, 2021, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved Extension Amendment No. 2. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of March 10, 2021.

If the Company is unable to consummate its initial Business Combination by June 10, 2021, the Company shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of Common Stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

Off-Balance Sheet Arrangements

As of December 31, 2020, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of December 31, 2020 and 2019, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of Common Stock is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of Common Stock subject to possible redemption as of December 31, 2020 and 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of Common Stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of Common Stock upon the consummation of our initial Business Combination, and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of Common Stock underlying restricted stock awards for the period they were outstanding. Since we were in a net loss position during the periods after deducting net income attributable to Common Stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year Ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Net income (loss)	$(3,198,141)	$360,451
Less: net income attributable to common stock subject to redemption	(559,724)	(1,006,622)
Net loss attributable to common stockholders	$(3,757,865)	$(646,171)
Weighted-average common shares outstanding, basic and diluted	5,263,939	4,836,966
Net loss per share common share, basic and diluted	$(0.71)	$(0.13)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Common Stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020 and 2019, Common Stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

To date, our efforts have been limited to organizational activities and activities relating to the Offering and the identification and evaluation of a potential initial business combination. We have neither engaged in any operations nor generated any revenues. As of December 31, 2020, the net proceeds from our Offering held in the Trust Account were comprised entirely of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest solely in United States Treasuries. Due to the short-term nature of the money market fund’s investments, we do not believe that there will be an associated material exposure to interest rate risk.

As of December 31, 2020, $168,384,949 was held in the Trust Account for the purposes of consummating the initial Business Combination.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of GigCapital2, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of GigCapital2, Inc. (a Delaware corporation) (the “Company”) as of December 31, 2020 and 2019, and the related statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

San Jose, California

March 31, 2021

GIGCAPITAL2, INC.

Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$478,737	$1,576,508
Prepaid expenses	62,691	161,609
Receivable from related party	1,400	1,952
Total current assets	542,828	1,740,069
Cash and marketable securities held in Trust Account	168,384,949	173,994,583
Other non-current assets	—	33,327
TOTAL ASSETS	$168,927,777	$175,767,979
LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,528	$142,613
Payable to related parties	15,709	16,649
Accrued liabilities	2,153,000	—
Notes payable to related party	300,000	—
Other current liabilities	—	180,696
Total liabilities	2,555,237	339,958
Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 16,137,253 shares and 17,042,802 shares as of December 31, 2020 and 2019, respectively, at a redemption value of $10.00 per share	161,372,530	170,428,020
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,527,866 shares and 5,202,198 shares as of December 31, 2020 and 2019, respectively, issued and outstanding	553	520
Additional paid-in capital	7,837,147	4,639,030
Retained earnings (accumulated deficit)	(2,837,690)	360,451
Total stockholders’ equity	5,000,010	5,000,001
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$168,927,777	$175,767,979

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statements of Operations and Comprehensive Income (Loss)

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Revenues	$—	$—
General and administrative expenses	3,949,600	953,436
Loss from operations	(3,949,600)	(953,436)
Other income
Interest income on cash and marketable securities held in Trust Account	1,022,546	1,872,701
Income (loss) before provision for income taxes	(2,927,054)	919,265
Provision for income taxes	271,087	558,814
Net income (loss) and comprehensive income (loss)	$(3,198,141)	$360,451
Net loss attributable to common stockholders	$(3,757,865)	$(646,171)
Weighted-average common shares outstanding, basic and diluted	5,263,939	4,836,966
Net loss per share common share, basic and diluted	$(0.71)	$(0.13)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC

Statements of Stockholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Stockholders’ Equity
Balance as of March 6, 2019 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	57	5,674,943	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Cancellation of insider shares	(5,000)	(1)	1	—	—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,165,845	—	168,167,570
Shares subject to redemption	(17,042,802)	(1,705)	(170,426,315)	—	(170,428,020)
Net income	—	—	—	360,451	360,451
Balance as of December 31, 2019	5,202,198	520	4,639,030	360,451	5,000,001
Shares subject to redemption	905,549	91	9,055,399	—	9,055,490
Shares redeemed	(579,881)	(58)	(5,857,282)	—	(5,857,340)
Net loss	—	—	—	(3,198,141)	(3,198,141)
Balance as of December 31, 2020	5,527,866	$553	$7,837,147	$(2,837,690)	$5,000,010

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statements of Cash Flows

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
OPERATING ACTIVITIES
Net income (loss)	$(3,198,141)	$360,451
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,022,546)	(1,872,701)
Change in operating assets and liabilities:
Prepaid expenses	98,918	(161,609)
Receivable from related party	552	(1,952)
Other non-current assets	33,327	(33,327)
Accounts payable	52,135	34,393
Payable to related parties	(940)	16,649
Accrued liabilities	2,153,000	—
Other current liabilities	(180,696)	180,696
Net cash used in operating activities	(2,064,391)	(1,477,400)
INVESTING ACTIVITIES
Investment of cash in Trust Account, net	—	(172,500,000)
Cash withdrawn from Trust Account	6,632,180	378,118
Net cash provided by (used in) investing activities	6,632,180	(172,121,882)
FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	—	25,000
Borrowing from related party	300,000	99,937
Repayment of borrowing from related party	—	(99,937)
Proceeds from sale of Private Placement Units	—	5,675,000
Proceeds from sale of common stock to underwriters	—	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Payment of offering costs	(108,220)	(774,210)
Redemption of Units	(5,857,340)	—
Net cash provided by (used in) financing activities	(5,665,560)	175,175,790
Net increase (decrease) in cash during period	(1,097,771)	1,576,508
Cash, beginning of period	1,576,508	—
Cash, end of period	$478,737	$1,576,508
SUPPLEMENTAL DISCLOSURES
Cash paid for income taxes	$476,973	$378,118
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$108,220
Change in value of common stock subject to possible redemption	$(3,198,150)	$2,260,450

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Notes to Financial Statements

1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Organization and General

GigCapital2, Inc. (the “Company” or “GigCapital2”) was incorporated in Delaware on March 6, 2019. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended (the “Securities Act”), as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash from the proceeds derived from the Offering that is held as investments in the Trust Account. The Company has selected December 31 as its fiscal year end.

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

On June 5, 2019, the initial registration statement on Form S-1, as amended, filed in connection with the Offering, and the subsequent registration statement on Form S-1 filed by the Company pursuant to Section 462(b) of the Securities Act to register additional securities, also in connection with the Offering, were declared effective. The Company concurrently entered into an underwriting agreement on June 5, 2019 to conduct the Offering, the initial closing of which was consummated on June 10, 2019 with the delivery of 15,000,000 units (the “Units”). The Units sold in the Offering consisted of the securities described in Note 4. The Offering generated gross proceeds of $150,000,000.

Simultaneously with the initial closing of the Offering, the Company consummated the initial closing of a private placement sale (the “Private Placement”) of 492,500 units (the “Private Placement Units”), at a price of $10.00 per unit, to its Founders, and 100,000 shares of its common stock (the “Private Underwriter Shares”), at a price of $10.00 per share, to Northland Securities, Inc. (“Northland”), an affiliate of Northland Investment. The Private Placement Units consisted of the securities described in Note 5. The initial closing of the Private Placement generated gross proceeds of $5,925,000.

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

First Extension

The Company’s initial public offering prospectus and Amended and Restated Certificate of Incorporation provided that the Company initial had until December 10, 2020 (the date which was 18 months after the consummation of the Offering) to complete the Business Combination. On December 8, 2020, the Company held its 2020 Annual Stockholders’ Meeting (the “Annual Meeting”) and the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from December 10, 2020 to March 10, 2021. The Company’s stockholders elected to redeem 579,881 shares of the Company’s common stock, par value $0.0001 per share (“Common Stock”), which represented approximately 3.4% of the shares that were part of the Units that were sold in the Company’s initial public offering.

Second Extension

On March 10, 2021, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved an amendment to the Company’s Amended and Restated Certificate of Incorporation that extends the date by which the Company must consummate a Business Combination transaction from March 10, 2021 to June 10, 2021. The certificate of amendment was filed with the Delaware Secretary of State and has effective date of March 10, 2021. The Company’s stockholders elected to redeem 1,852,804 shares of the Company’s Common Stock, which represented approximately 10.7% of the shares that were part of the Units that were sold in the Company’s initial public offering.

Working Capital Note

On December 19, 2020, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $300,000 to the Sponsor. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements between now and March 10, 2021, which is the period of time that the Company has available to complete its initial Business Combination following the December 8, 2020 amendment to its certificate of incorporation. Subsequently, the Company further extended the date which it must complete the Business Combination from March 10, 2021 to June 10, 2021 as described under Second Extension above. The Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Company’s Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the proposed business combinations (the “Business Combinations”) described in Note 2. Business Combinations and Related Agreements.

Upon such election, the Working Capital Note will convert, at a price of $10.00 per Unit, into Units identical to the Private Placement Units issued in connection with the Company’s initial public offering. The issuance of the Working Capital Note resulted in a contingent beneficial conversion feature which was determined to be insignificant and will be recorded when the Business Combinations close.

The Working Capital Note bears no interest and is repayable in full upon the consummation of the Company’s Business Combination.

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

The Company’s Amended and Restated Certificate of Incorporation provides that, other than the withdrawal of interest to pay taxes, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the Business Combination; (ii) the redemption of 100% of the shares of common stock included in the units sold in the Offering (the “public shares”) if the Company is unable to complete a Business Combination within 24 months from the closing of the Offering on June 10, 2019; or (iii) the redemption of the public shares in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if it does not complete its initial Business Combination within 24 months from the closing of the Offering on June 10, 2019.

Business Combination

The Company will have 24 months from June 10, 2019, the closing date of the Offering, to complete its initial Business Combination. If the Company does not complete a Business Combination within this period of time, it shall (i) cease all operations except for the purposes of winding up; (ii) as promptly as reasonably possible, but not more than ten business days thereafter, redeem the public shares of common stock for a per share pro rata portion of the Trust Account, including interest, but less taxes payable (less up to $100,000 of such net interest to pay dissolution expenses) and (iii) as promptly as possible following such redemption, dissolve and liquidate the balance of the Company’s net assets to its creditors and remaining stockholders, as part of its plan of dissolution and liquidation. The Founders, Northland and the Company’s former Chief Financial Officer, Ms. McDonough, who received 5,000 shares of common stock (the “insider shares”), have entered into letter agreements with the Company, pursuant to which they have waived their rights to participate in any redemption with respect to their initial shares; however, if the Founders, Northland or Ms. McDonough or any of the Company’s officers, directors or affiliates acquired shares of common stock after the Offering, they will be entitled to a pro rata share of the Trust Account upon the Company’s redemption or liquidation in the event the Company does not complete a Business Combination within the required time period. As a result of Ms. McDonough’s resignation effective as of August 12, 2019, Ms. McDonough forfeited her insider shares.

In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per unit.

Going Concern Consideration

As of December 31, 2020, the Company had $478,737 in cash and a working capital deficit of $2,012,409. Further, the Company has no present revenue, its business plan is dependent on the completion of a financing and it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Business Combinations and Related Agreements

Business Combinations

On November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with UpHealth Holdings, Inc. (“UpHealth”), and UpHealth Merger Sub, Inc., (“UpHealth Merger Sub”) (such business combination agreement, the “UpHealth BCA”, and such business combination, the “UpHealth Combination”). In addition, on November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with Cloudbreak Health, LLC (“Cloudbreak”), Cloudbreak Merger Sub, LLC (“Cloudbreak Merger Sub”), Chirinjeev Kathuria and Mariya Pylypiv (collectively, the “UpHealth Significant Stockholders”) and UpHealth, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the Cloudbreak members (such business combination agreement, the “Cloudbreak BCA”, and such business combination, the “Cloudbreak Combination”).

The UpHealth BCA

Pursuant to the terms of the UpHealth BCA, GigCapital2 will acquire UpHealth through the statutory merger of UpHealth Merger Sub with and into UpHealth, with UpHealth surviving the merger as a wholly owned subsidiary of GigCapital2 (the “UpHealth Merger”). At the effective time of the UpHealth Merger, each share of UpHealth common stock will be canceled and converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of GigCapital2 (the “GigCapital2 Common Stock”) equal to the Exchange Ratio. The Exchange Ratio will be equal to the Aggregate Merger Consideration divided by the sum of the aggregate number of shares of UpHealth common stock issued and outstanding immediately prior to the effective time of the UpHealth Merger. The Aggregate Merger Consideration shall not exceed 99,000,000 shares of GigCapital2 Common Stock, subject to certain adjustments, less the Thrasys Incentive Amount (as defined below). UpHealth and each of TTC Healthcare, Inc., a Delaware corporation (“TTC Healthcare”) and Innovations Group, Inc., a Utah corporation (“Innovations Group”) previously entered into merger agreements for UpHealth to acquire each of TTC Healthcare and Innovations Group. UpHealth also has previously entered into a share purchase agreement providing for the purchase of 99% or more of the equity interests of Glocal Healthcare Systems Private Limited, a company incorporated under the laws of India (“Glocal”), and UpHealth as of the date of entry into the UpHealth BCA owns approximately 43% of the equity interests of Glocal.

The Aggregate Merger Consideration shall be reduced by approximately (a) 14,142,857 shares of GigCapital2 Common Stock, if upon the Closing, UpHealth has not completed its acquisition of Innovations Group, and (b) 99,000 shares of GigCapital2 Common Stock for each 1.0% interest of Glocal that is below 90% and that is not yet acquired by UpHealth upon the UpHealth Closing. Adjustments to the Aggregate Merger Consideration will further be made to the extent that the indebtedness at the Closing of UpHealth and the Company Subsidiaries less the cash and cash equivalents of UpHealth and the Company Subsidiaries as of immediately before such time is greater than $33,850,000 (excluding any Acquisition Promissory Notes), provided, that such amount shall be reduced by $12,550,000, if upon the UpHealth Closing, UpHealth has not completed its acquisition of Innovations Group. The Acquisition Promissory Notes are promissory notes previously issued by UpHealth for its acquisitions of Thrasys,Inc. (“Thrasys”), Behavioral Health Services, LLC (“Behavioral Health Services”), TTC Healthcare and the interests in Glocal, or to be issued by UpHealth for its acquisition of Innovations Group, with a maximum aggregate principal amount of $86,200,000; provided, that such amount shall be reduced by $30,000,000, if upon the Closing UpHealth has not completed its acquisition of Innovations Group.

Two individuals who are officers of UpHealth, and were shareholders of Thrasys prior to its merger with UpHealh, will following the UpHealth Closing, if he or she is a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries as of the date of grant, be awarded restricted stock units of GigCapital2 in the amount of the Thrasys Incentive Amount.

Following the amendment of the UpHealth Business Combination Agreement on March 23, 2021, the Thrasys Incentive Amount that shall be eligible to be granted shall be (a) 32.016% multiplied by (b) 15.136% multiplied by (c) the Adjusted Aggregate Merger/Incentive Amount. The Adjusted Aggregate Merger/Incentive Amount shall be (a) $990,000,000, subject to certain adjustments, divided by (b) $10.00. In the event that either individual ceases to be a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries as of the date of grant, the portion of the Thrasys Incentive Amount allocated to such individual will not be reallocated to the other individual. Such restricted stock units shall vest into shares of GigCapital2 Common Stock at the earlier of (i) the date that is one year after the UpHealth Closing, (ii) the date on which the last sale price of GigCapital2 Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the UpHealth Closing, or (iii) the date on which GigCapital2 completes a liquidation, merger, stock exchange or other similar transaction that results in all of the GigCaptial2’s stockholders having the right to exchange their shares of GigCapital2 Common Stock for cash, securities or other property. If either of these individuals ceases to be a service provider to GigCapital2, the Surviving Corporation or any of the Company Subsidiaries prior to any vesting date, the unvested portion of the restricted stock units shall be cancelled and surrendered to GigCapital2.

The Cloudbreak BCA

Pursuant to the terms of the Cloudbreak BCA, GigCapital2 will acquire Cloudbreak through the statutory merger of Cloudbreak Merger Sub with and into Cloudbreak, with Cloudbreak surviving the merger as a wholly owned subsidiary of GigCapital2 (the “Cloudbreak Merger”). At the effective time of the Cloudbreak Merger (the “Cloudbreak Effective Time”): (i) each Common Unit (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Common Unit Exchange Ratio (together with any Business Combination Share Adjustment to which each Common Unit is entitled, the “Common Unit Merger Consideration”); (ii) each Series A Preferred Unit (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Preferred Unit Exchange Ratio (in addition to any Business Combination Share Adjustment to which each Series A Preferred Unit is entitled); and (iii) each Option that is outstanding and unexercised immediately prior to the Cloudbreak Effective Time, whether vested or unvested, shall be assumed by GigCapital2 and converted into an option to purchase a number of shares of GigCapital2 Common Stock in an amount set forth on the Allocation Schedule, which amount shall be equal to the product of (i) the number of Common Units subject to such Option, multiplied by (ii) the Common Unit Exchange Ratio (each such converted option, an “Exchanged Option”). Each holder of Exchanged Options shall also be entitled to any Business Combination Share Adjustment made pursuant to the Cloudbreak BCA. Additionally, immediately prior to the Cloudbreak Effective Time, each Common Warrant shall convert into Common Units in accordance with their terms. The aggregate number of shares of GigCapital2 Common Stock issuable at the closing of the Cloudbreak Merger, and upon the exercise of all Exchanged Options on a net exercise basis, shall equal 11,000,000 shares of GigCapital2 Common Stock.

Furthermore, in connection with the closing of the Cloudbreak Combination (the “Cloudbreak Closing”), (i) GigCapital2 has agreed to repay or cause to be repaid on behalf of Cloudbreak certain debt obligations of Cloudbreak and (ii) the Significant UpHealth Stockholders have agreed to subject 5,500,000 of their shares of GigCapital2 Common Stock (as adjusted for stock splits, combinations, reorganizations and the like) that they would receive upon the closing of the Upalth Combination (the “UpHealth Closing”) to potential forfeiture and transfer (such transfer, the “Business Combination Share Adjustment”) to the Members in connection with a Valuation Shortfall on the 540th day from the Closing Date (or if such day is not a Business Day, the following Business Day) (the “Measurement Date”) as provided in the Cloudbreak BCA.

A Valuation Shortfall shall occur if the dollar volume-weighted average price for the GigCapital2 Common Stock on the New York Stock Exchange during the period beginning at 9:30 a.m., New York time, and ending at 4:00 p.m., New York time, as reported by Bloomberg through its “HP” function (set to weighted average) or if not available on Bloomberg, as reported by Morningstar (the “VWAP”) for the ten trading days preceding the Measurement Date (the “Reference VWAP”) is less than $13.64, and the amount of such Valuation Shortfall is the difference between $13.64 and the Reference VWAP. In the event that a Valuation Shortfall occurs, the amount of shares of GigCapital2 Common Stock that the Significant UpHealth Stockholders shall forfeit to the Members will be the lesser of (i) the Adjustment Amount and (ii) 5,500,000 (or, if the Adjustment Amount equals 5,500,000, the Adjustment Amount). The Adjustment Amount means the quotient (rounded up to the nearest whole number) of (A) the Aggregate Valuation Shortfall, divided by (B) the Reference VWAP. The Aggregate Valuation Shortfall means the product of (A) the amount of the Valuation Shortfall, multiplied by (B) 11,000,000. Upon the closingof the transactions, the combined company will be named UpHealth, Inc. and will continue to be listed on the NYSE under the new ticker symbol “UPH”.

Termination

The UpHealth BCA and the Cloudbreak BCA each allow the parties to terminate such agreements if certain conditions described therein are satisfied. Additionally, under the Cloudbreak BCA, Cloudbreak is allowed to terminate the Cloudbreak BCA if there is less than $125,000,000 of cash and cash equivalents in the Trust Account at any time prior to the Cloudbreak Closing.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of December 31, 2020 and 2019 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth of one share of common stock upon the consummation of the Company’s initial Business Combination; and (iii) the insider shares issued to the former Chief Financial Officer representing 5,000 shares of common stock underlying restricted stock awards for the period they were outstanding. Since the Company was in a net loss position during the year ended December 31, 2020 and the period from March 6, 2019 (inception) through December 31,

2019 after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Net income (loss)	$(3,198,141)	$360,451
Less: net income attributable to common stock subject to redemption	(559,724)	(1,006,622)
Net loss attributable to common stockholders	$(3,757,865)	$(646,171)
Weighted-average common shares outstanding, basic and diluted	5,263,939	4,836,966
Net loss per share common share, basic and diluted	$(0.71)	$(0.13)

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

Cash and Marketable Securities Held in Trust Account

As of December 31, 2020, the assets held in the Trust Account consisted of money market funds and cash.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed federally insured limits. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the balance sheets primarily due to their short-term nature.

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

Offering Costs

Offering costs in the amount of $4,332,430 consist of legal, accounting, underwriting fees and other costs incurred since inception that are directly related to the Offering. Offering costs were charged to stockholders’ equity and recorded in additional paid-in capital as a reduction to the gross proceeds received upon completion of the Offering.

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2020 and 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amount paid for interest and penalties during the year ended December 31, 2020 was $724, which was related to 2019 income taxes. No amounts were paid for interest and penalties during the period from March 6, 2019 (inception) through December 31, 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

4. OFFERING

On June 10, 2019, the Company completed the initial closing of the Offering whereby the Company sold 15,000,000 Units at a price of $10.00 per Unit. On June 13, 2019, the Company completed the second closing of the Offering with the exercise of the over-allotment option with the consummation of the sale of an additional 2,250,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, one warrant to purchase one share of common stock (the “Warrants”), and one right to receive one-twentieth (1/20) of one share of common stock upon consummation of the initial Business Combination (the “Rights”). Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as discussed in Note 7.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of December 31, 2020 and 2019. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement

The Founders purchased from the Company an aggregate of 492,500 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the initial closing of the Offering. The Founders also purchased from the Company an aggregate of 75,000 Private Placement Units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the Offering with the exercise of the over-allotment option. Among the Private Placement Units, 481,250 units were purchased by the Sponsor, 29,900 units were purchased by EarlyBird, and 56,350 units were purchased by Northland Investment. Each Private Placement Unit consists of one share of the Company’s common stock, $0.0001 par value, one Warrant, and one right to receive one-twentieth of a share of common stock upon the consummation of the Company’s initial Business Combination. Warrants will be exercisable for $11.50 per share, and the exercise price of the Warrants may be adjusted in certain circumstances as described in Note 7.

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

Administrative Services Agreement and Other Agreements

The Company agreed to pay $20,000 a month for office space, administrative services and secretarial support to an affiliate of the Sponsor, GigFounders, LLC. Services commenced on June 6, 2019, the date the securities were first listed on the New York Stock Exchange and will terminate upon the earlier of the consummation by the Company of an initial Business Combination or the liquidation of the Company.

Related Party Loan

The Company entered into a promissory note agreement with the Sponsor under which $99,937 was loaned to the Company for the payment of expenses related to the Offering. The promissory note was non-interest bearing, unsecured and was repaid in full on June 20, 2019.

On December 19, 2020, the Company issued the Working Capital Note in the aggregate principal amount of $300,000 to the Sponsor. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements between now and June 10, 2021, which is the period of time that the Company has available to complete its initial business combination following the December 8, 2020 amendment to its certificate of incorporation. The Working Capital Note was issued to provide the Company with additional working capital and will not be deposited into the Company’s Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the proposed Business Combinations described in Note 2.

Upon such election, the Working Capital Note will convert, at a price of $10.00 per Unit, into Units identical to the Private Placement Units issued in connection with the Company’s initial public offering. The issuance of the Working Capital Note resulted in a contingent beneficial conversion feature which was determined to be insignificant and will be recorded when the Business Combinations close.

The Working Capital Note bears no interest and is repayable in full upon the consummation of the Company’s Business Combinations.

6. COMMITMENTS AND CONTINGENCIES

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

7. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2020 and 2019, there were 5,527,866 and 5,202,198 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 16,137,253 and 17,042,802 such shares outstanding, respectively).

In connection with the First Extension as described in Note 1, to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination transaction from December 10, 2020 to March 10, 2021, stockholders elected to redeem 579,881 shares of the Company’s Common Stock, which represents approximately 3.4% of the shares that were part of the Units that were sold in the Company’s initial public offering. As such in December 2020, the Company paid $5,857,340 to redeem the 579,881 shares of Common Stock. Following such redemptions, $168,384,949 remained in the Trust Account and 21,665,119 shares of Common Stock remained issued and outstanding as of December 31, 2020.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. As of December 31, 2020 and 2019, there were no shares of preferred stock issued and outstanding.

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

Each Warrant will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or 12 months from the closing of the Offering and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. However, if the Company does not complete its initial Business Combination on or prior to the 24-month period allotted to complete the Business Combination, the Warrants will expire at the end of such period. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of the Warrants during the exercise period, there will be no net cash settlement of these Warrants and the Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Warrant agreement. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of the Company’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before the Company sends the notice of redemption to the Warrant holders.

Under the terms of the Warrant agreement, the Company has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the Company’s initial Business Combination, for the registration of the shares of common stock issuable upon exercise of the Warrants included in the Units.

As of December 31, 2020 and 2019, there were 17,817,500 warrants outstanding.

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

If the Company is unable to complete an initial Business Combination within 24 months from the closing date of the Offering and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver shares of common stock to the holders of the rights upon consummation of an initial Business Combination. Additionally, in no event will the Company be required to net cash settle the rights.

As of December 31, 2020 and 2019, there were 17,817,500 rights outstanding.

Stock-based Compensation

The 5,000 shares issued to Ms. McDonough, the Company’s former Chief Financial Officer, were forfeited upon her resignation in August 2019. Since an initial Business Combination did not occur prior to the forfeiture of these shares, no stock-based compensation expense was recorded in the Company’s statements of operations and comprehensive income (loss).

8. FAIR VALUE MEASUREMENTS

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$168,384,949	$173,994,583

9. INCOME TAX

The sources of income (loss) before provision for income taxes are as follows for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Domestic	$(2,927,054)	$919,265
Foreign	—	—
Total	$(2,927,054)	$919,265

The provision for income taxes was comprised of the following for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Current:
Federal	$180,694	$393,267
State and local	90,393	165,547
Foreign	—	—
Total Current	271,087	558,814
Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—
Total deferred income tax expense	—	—
Total provision for income taxes	$271,087	$558,814

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Statutory income tax expense (benefit)	$(614,833)	$193,046
State income tax expense (benefit), net of federal	(203,676)	64,198
Other permanent items	3,095	5,336
Valuation allowance on start-up costs	1,086,501	296,234
Provision for income taxes	$271,087	$558,814

For the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2020, the effective tax rate differs from the U.S. statutory rate primarily due to the valuation allowance on the Start-up Costs and tax expense associated with nondeductible permanent adjustments.

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets:
Start-up costs	$1,382,735	$296,234
Valuation allowance	(1,382,735)	(296,234)
Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2020 and 2019, the Company has recorded a valuation allowance of $1,382,735 and $296,234, respectively, to offset deferred tax assets related to its start-up costs. As of December 31, 2020 and 2019, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31,

2020 and 2019, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of 2020 or 2019. No changes to the uncertain tax position balance are anticipated within the next 12 months, and are not expected to materially impact the financial statements.

10. SUBSEQUENT EVENTS

PIPE Subscription Agreement

On January 20, 2021, GigCapital2 entered into subscription agreements (the “PIPE Subscription Agreements”), each dated January 20, 2021, with certain institutional investors (the “PIPE Investors”), including Oppenheimer & Co. Inc., the placement agent for the private placements under the PIPE Subscription Agreements, pursuant to which, among other things, GigCapital2 agreed to issue and sell, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 3,000,000 shares (the “PIPE Shares”) of GigCapital2’s common stock (the “Common Stock”) to the PIPE Investors at $10.00 per share.

The obligations to consummate the subscriptions are conditioned upon, among other things, all conditions precedent to the closing of the transactions contemplated by the Note Subscription Agreements (as defined below) having been satisfied or waived, and the closing of the transaction contemplated by the PIPE Subscription Agreements occurring concurrently with the closing of the transactions contemplated by the Note Subscription Agreements.

Pursuant to the PIPE Subscription Agreements, GigCapital2 agreed that, prior to the closing of the Business Combinations, GigCapital2 will file with the Securities and Exchange Commission (“SEC”) (at GigCapital2’s sole cost and expense) a registration statement registering the resale of the PIPE Shares (the “Resale Registration Statement”), and GigCapital2 will use its commercially reasonable efforts to have the Resale Registration Statement declared effective upon the closing of the Business Combinations, but no later than 60 calendar days (or 90 calendar days if the SEC notifies GigCapital2 that it will not review the Resale Registration Statement) after the closing of the Business Combinations, subject to customary conditions and covenants.

On February 16, 2021, the Company filed a registration statement on Form S-1 with the SEC. This registration statement registers the resale of the PIPE Shares, par value $0.0001 per share of the Common Stock of the Company, by the selling stockholders named in the prospectus (or their permitted transferees) who are to be issued the PIPE Shares in a private placement immediately prior to the closing of the Business Combination.

The PIPE Shares were not issued and outstanding at the time of the Special Meeting of GigCapital2’s stockholders held to approve the Business Combinations that was held on March 10, 2021. Further, the holders of the PIPE Shares will not receive any proceeds from the Trust Account established in connection with GigCapital2’s initial public offering in the event GigCapital2 does not consummate an initial Business Combination by the June 10, 2021 deadline in its current Amended and Restated Certificate of Incorporation. In the event the Business Combination are not approved by GigCapital2 stockholders or the other conditions precedent to the consummation of the Business Combination are not met, then the PIPE Shares will not be issued and GigCapital2 will seek to withdraw the registration statement prior to its effectiveness.

Notes Subscription Agreements and Indenture

On January 20, 2021, GigCapital2 also entered into convertible note subscription agreements (the “Note Subscription Agreements”), each dated January 20, 2021, with certain institutional investors (the “Note Investors”), pursuant to which GigCapital2 agreed to issue and sell, in a private placement to close immediately prior to the closing of the Business Combinations, $255,000,000 aggregate principal amount of unsecured convertible notes (the “Notes”).

The Notes are to be issued under an indenture to be entered into in connection with the closing of the Business Combinations, between UpHealth, Inc. (formerly GigCapital2) (“New UpHealth”) and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (the “Indenture”).

The Notes will bear interest at a rate of 6.25% per annum, payable semi-annually, and be convertible into shares of Common Stock at a conversion price of $11.50 per share of Common Stock in accordance with the terms of the Indenture, and will mature five years after their issuance.

New UpHealth may, at its election, force conversion of the Notes after the first anniversary of the issuance of the Notes, subject to a holder’s prior right to convert, if the last reported sale price of the Common Stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and the 30-day average daily trading volume of the Common Stock ending on, and including, the last trading day of the applicable exercise period is greater than or equal to $2,000,000. Following certain corporate events that occur prior to the maturity date or if New UpHealth forces a mandatory conversion, New UpHealth will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or has its notes mandatorily converted, as the case may be. In addition, in the event that a holder of the Notes elects to convert its Notes prior to the second anniversary of the issuance of the Notes, New UpHealth will be obligated to pay an amount equal to twelve months of interest, or if on or after such second anniversary of the issuance of the Notes, any remaining amounts that would be owed to, but excluding, the third anniversary of the issuance of the Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of the Common Stock as set forth in the Indenture.

New UpHealth will be obligated to register the shares issuable upon conversion of the Notes. GigCapital2 agreed that, within 45 days after the consummation of the Business Combinations (the “Convertible Note Resale Registration Filing Deadline”), New UpHealth will file with the SEC a registration statement (the “Convertible Note Resale Registration Statement”) registering the resale of the shares of Common Stock issuable upon conversion of the Notes (the “Convertible Note Registrable Securities”), and New UpHealth will use its commercially reasonable efforts to have the Convertible Note Resale Registration Statement declared effective as soon as practicable after the filing thereof, but no later than the 60th calendar day (or 90th calendar day if the SEC notifies New UpHealth that it will “review” the Convertible Note Resale Registration Statement) following the Convertible Note Resale Registration Filing Deadline.

The obligations of the Note Investors to consummate the subscriptions provided for in the Note Subscription Agreements are conditioned upon, among other things, New UpHealth (i) having received cash and cash equivalents from the issuance and sale of the Notes of an aggregate amount not less than $150,000,000 and from the issuance and sale of the Common Stock of an aggregate amount not less than $30,000,000 and (ii) having at least $50,000,000 in the trust account after giving effect to any redemptions, and all conditions precedent to the closing of the transactions contemplated by the PIPE Subscription Agreements having been satisfied or waived, and the closing under the Note Subscription Agreements occurring concurrently with the investment by the PIPE Investors.

Common Stock Subject to Possible Redemption

In connection with the Second Extension, as described in Note 1, to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a business combination transaction from March 10, 2021 to June 10, 2021, stockholders elected to redeem 1,852,804 shares of the Company’s Common Stock, which represents approximately 10.7% of the shares that were part of the Units that were sold in the Company’s initial public offering. As such in March 2021, the Company paid $18,715,459 to redeem the 1,852,804 shares of Common Stock.

Amendments to the UpHealth BCA

On January 29, 2021, the Company executed a First Amendment to the UpHealth BCA with the parties to the UpHealth BCA, solely to amend Schedule 7.06(C) of the UpHealth BCA (the “UpHealth BCA Amendment No. 1”) for the purpose of revising the formula used to calculate the Thrasys Incentive Amount as such term is used in the UpHealth BCA Amendment No. 1. The terms of the Cloudbreak BCA were not modified in connection with the UpHealth BCA Amendment No.1.

On March 23, 2021, the Company executed a Second Amendment to the UpHealth BCA with the parties to the UpHealth BCA, solely to amend Schedule 7.06(C) of the UpHealth BCA (the “UpHealth BCA Amendment No. 2”) for the purpose of further revising the formula used to calculate the Thrasys Incentive Amount as such term is used in the UpHealth BCA Amendment No. 2. The foregoing description of the UpHealth BCA Amendment No. 2 is not complete and is subject to, and qualified in its entirety by reference to, the terms and conditions of such agreement. The terms of the Cloudbreak BCA were not modified in connection with the UpHealth BCA Amendment No. 2.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that our internal control over financial reporting was effective as of that date.

Changes in Internal Control over Financial Reporting

During the period from October 1, 2020 through December 31, 2020, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our directors and executive officers as of December 31, 2020 are listed below.

Name	Age	Position
Dr. Raluca Dinu	47	President and Chief Executive Officer
Brad Weightman	66	Vice President and Chief Financial Officer
Avi S. Katz	62	Executive Chairman of the Board and Secretary
Neil Miotto	74	Director
John Mikulsky	75	Director
Gil Frostig	62	Director

Dr. Raluca Dinu joined our Board of Directors in March 2019 and has served as our President and Chief Executive Officer since August of 2019. She has also served as a director of GigCapital3, Inc. since February 2020 and as a member of the board of directors, President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. In January 2021, Drs. Katz and Dinu co-founded GIG5 and GIG6, and Dr. Dinu serves as the Chief Executive Officer, President and Secretary of GIG5, as well as on its board of directors, and as the Executive Chairman of the board of directors, Chief Executive Officer, President, and Secretary of GIG6. Dr. Dinu is also a managing member of GigManagement, LLC. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was VP of Engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. Dr. Dinu is married to Dr. Katz, our Executive Chairman of our board of directors, Chief Executive Officer, President and Secretary.

Brad Weightman has served as our Chief Financial Officer since August 2019. Mr. Weightman has more than 30 years of global finance and accounting experience with a combination of large, mid-sized, and small public and private companies in the semiconductor, internet of things, hardware and software industries. Mr. Weightman has been the Chief Financial Officer of GIG3 since February 2020, the Chief Financial Officer of GIG4 since December 2020 and the Chief Financial Officer of GIG5 and GIG6 since January 2021, and was also the Chief Financial Officer of GIG1 from that time until the closing of its business combination with Kaleyra, Inc. on November 25, 2019. Before then, beginning in April 2017, Mr. Weightman was Senior Business Controller at IDT, providing strategic and financial support for the General Manager and the division, prior to IDTI being acquired by Renesas Electronics Corp (TSE 6723:JP) in April 2019. Prior to GigPeak being acquired by IDT in April 2017, Mr. Weightman was Corporate Controller at GigPeak from September 2015 to April 2017. Before joining GigPeak, Mr. Weightman was self-employed as a financial consultant in 2015. Additionally, Mr. Weightman has held various finance and accounting positions at Echelon Corporation, an early developer of the internet of things market, supporting company growth from early stages to a mid-sized public company, as well as large corporations such as Advanced Micro Devices, Inc. and Xerox Holdings Corporation. Mr. Weightman received a Bachelor of Science degree in Accounting from San Jose State University, and is a Certified Public Accountant in California (inactive).

Dr. Avi S. Katz has served as our Executive Chairman of our Board of Directors since March 2019, and from that time until August 2019, was also our Chief Executive Officer, President and Secretary. In March 2019, Dr. Katz founded the Company. The Company completed its initial public offering in June 2019, in which it sold 17,250,000 units at a per unit price of $10.00, with each unit consisting of one share of our Common Stock, one warrant to purchase one share of our Common Stock, and one right to receive one-twentieth (1/20) of one share of our Common Stock, generating aggregate proceeds of $172,500,000. On November 23, 2020, GigCapital2 announced that it had executed business combination agreements with each of UpHealth Holdings, Inc. and Cloudbreak Health,

LLC. The deal combines UpHealth’s patient care management, telemedicine and digital pharmacy services with Cloudbreak’s video consultation platform for doctors and patients, and is expected to close in the first half of 2021. Upon the closing of the transaction, the combined company will be named UpHealth, Inc. and will continue to be listed on the NYSE under the new ticker symbol “UPH.” Dr. Katz has spent approximately 33 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In October 2017, Dr. Katz founded GigCapital, Inc. (“GIG1”, now known as Kaleyra, Inc. (“Kaleyra”)), a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the technology industry. GIG1 completed its initial public offering in December 2017, in which it sold 14,375,000 units at price of $10.00 per unit, with each unit consisting of one share of GIG1 common stock, three-fourths of one warrant to purchase one share of GIG1 common stock and one right to receive one-tenth of one share of GIG1 common stock, generating aggregate proceeds of $143,750,000, and, at that time, was listed on the NYSE under the symbol “GIG.” On February 22, 2019, after intensive screening of more than 400 companies worldwide, GIG1 entered into a stock purchase agreement to acquire Kaleyra at a transaction enterprise value of $187 million with combined cash and/or promissory note consideration of $15 million. Kaleyra is a global company specialized in providing mobile messaging services for financial institutions and companies of all sizes. The transaction closed on November 25, 2019, and GIG1 was renamed Kaleyra, Inc. and listed on the NYSE American stock exchange under the symbol “KLR” at that time. Dr. Katz has served as the Executive Chairman and Secretary of Kaleyra, Inc. since the consummation of the transaction in November 2019. Prior to that time, in addition to being the Executive Chairman and Secretary, he was also the Chief Executive Officer of GIG1. In February 2020, Dr. Katz and Dr. Dinu co-founded GigCapital3, another PPE company formed for the purpose of acquiring a company in the TMT industry. GigCapital3 completed its initial public offering in May 2020, in which it sold 20,000,000 units at a per unit price of $10.00, with each unit consisting of one share of GigCapital3’s common stock and three-fourths (3/4) of one warrant to purchase one share of GIG3 common stock, generating aggregate proceeds of $200,000,000. GigCapital3 is listed on the NYSE under the symbol “GIK.” On December 10, 2020, GigCapital3 announced that it had executed a business combination agreement with Lightning Systems, Inc., a company that designs and manufactures all-electric powertrains for medium- and heavy-duty vehicles, which does business as Lightning eMotors, and the combined company will retain such name. The deal is expected to close in the first half of 2021. Dr. Katz serves as the Chief Executive Officer, Executive Chairman and Secretary of GigCapital3. In December 2020, Drs. Katz and Dinu co-founded GigCapital4, Inc. (“GIG4”), a PPE company formed for the purpose of acquiring a company in the TMT and sustainable industries. GIG4 completed its initial public offering in February 2021, in which it sold 35,880,000 units at a per unit price of $10.00, with each unit consisting of one share of GIG4 common stock and one-third (1/3) of one warrant to purchase one share of GIG4 common stock, generating aggregate proceeds of $358,800,000. GIG4 is listed on Nasdaq under the symbol “GIG.” GIG4 is engaged in intensive efforts of searching and screening companies worldwide and has not yet completed its initial business combination. Dr. Katz has served as the Executive Chairman of GIG4 since its inception. In January 2021, Drs. Katz and Dinu co-founded GigCapital5, Inc. (“GIG5”), another company formed for the purpose of acquiring a company in the TMT, A&D, intelligent automation and sustainable industries, which is expected to complete its initial public offering in April 2021. GIG5 is expected to apply for listing on the NYSE under the symbol “GIA.” Dr. Katz has served as the Executive Chairman of GIG5 since its inception. In January 2021, Drs. Katz and Dinu also co-founded GigCapital6, Inc. (“GIG6”), another PPE company formed for the purpose of acquiring a company in the TMT, cybersecurity and privacy industries, which is expected to complete its initial public offering in April 2021. GIG6 is expected to apply for listing on Nasdaq under the symbol “GIF.” Dr. Katz has been a director of GIG6 since its inception. Dr. Katz is also the sole managing member of GigFounders, LLC and a managing member of GigManagement, LLC. He was also the co-founder of Cognizer, a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1 and GIG2, Dr. Katz dedicated 10 years to bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. He served as Chairman of the Board, Chief Executive Officer and President of GigPeak. From its inception in 2007, which occurred through the acquisition of assets valued at less than $1 million, until its sale in April 2017 to IDT for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the chief executive officer, president, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Equator Technologies was sold to Pixelworks, Inc. for $110 million in 2005. Dr. Katz has held several leadership positions over the span of his career within the technology industry since serving as Member of Technical Staff at AT&T Bell Laboratories in the 1980s, and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the Israeli Naval Academy and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). He is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, one of our directors, and our President and Chief Executive Officer.

Neil Miotto joined the Board of Directors in March 2019. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP (“KPMG”), where he was a partner for 27 years until his retirement in September 2006. Since his retirement from KPMG, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and has served on public company boards. He is deemed to be a “audit committee financial expert” under SEC rules. While at KPMG, Mr. Miotto focused on serving large public companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG. Mr. Miotto became a member of the board of directors of GIG1 in October 2017 and has continued in that role after that company became Kaleyra, Inc. Mr. Miotto has also served on the board of directors of GIG3 since February 2020, and the board of directors of GIG4 since December 2020 and GIG5 since January 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. He also previously served on the board of directors of Cognizer from March 2019 to August 2020. He is a member of the American Institute of Certified Public Accountants and holds a Bachelor of Business Administration degree from Baruch College of The City University of New York.

John J. Mikulsky joined the Board of Directors as an independent director in March 2019. Mr. Mikulsky became a member of the board of directors of GIG1 since December 2017 and has continued in that role after the company became Kaleyra, Inc. He joined the board of directors of Gig3 in February 2020. Mr. Mikulsky served as the board of directors of Cognizer from March 2019 to August 2020. Mr. Mikulsky served as the Chief Executive Officer of Traycer Diagnostic Systems, Inc. from August 2016 to December 2017, and as a director, from October 2014 to December 2017. He previously served as President and Chief Executive Officer of Endwave Corporation (Nasdaq: ENWV) from December 2009 until June 2011, when Endwave Corporation was acquired by GigPeak; subsequent to such acquisition, he served on the board of directors of GigPeak from June 2011 until its sale IDT in April 2017. From May 1996 until November 2009, Mr. Mikulsky served Endwave Corporation in a multitude of capacities including Vice President of Product Development, Vice President of Marketing and Business Development and Chief Operating Officer. Prior to Endwave Corporation, Mr. Mikulsky worked as a Technology Manager for Balazs Analytical Laboratory, a provider of analytical services to the semiconductor and disk drive industries, from 1993 until 1996. Prior to 1993, Mr. Mikulsky worked at Raychem Corporation, most recently as a Division Manager for its Electronic Systems Division. Mr. Mikulsky holds a B.S. in electrical engineering from Marquette University, an M.S. in electrical engineering from Stanford University and an S.M. in Management from the Sloan School at the Massachusetts Institute of Technology.

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

Committees of the Board of Directors

Our Board of Directors has three standing committees: an audit committee; a compensation committee; and a nominating and compensation committee. Each of our audit committee, our compensation committee and our nominating and corporate governance committee are composed solely of independent directors. Each committee operates under a charter that is approved by our board and has the composition and responsibilities described below. The committee assignments set forth below were in effect as of December 31, 2020.

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

▪

reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

▪

reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

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

▪

discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity's Business	Affiliation
Dr. Raluca Dinu	GigCapital3, Inc. Kaleyra, Inc. GigManagement, LLC GigCapital4, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) Mobile Messaging Services Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)

Chief Executive Officer and Director

Strategic Advisory Board, Chair

Founder and managing member

President and Chief Executive Officer

President and Chief Executive Officer

Executive Chairman, President and Chief Executive Officer

Brad Weightman	GigCapital3, Inc. GigCapital4, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) PPE (SPAC) PPE (SPAC) PPE (SPAC)	Chief Financial Officer Chief Financial Officer Chief Financial Officer Chief Financial Officer
Avi S. Katz

Kaleyra, Inc.

GigNext, LLC

GigFounders, LLC

GigManagement, LLC

GigAcquisitions, LLC

GigAcquisitions2, LLC

GigCapital3, Inc.

GigAcquisitions3, LLC

GigAcquisitions4, LLC

GigCapital4, Inc.

GigAcquisitions5, LLC

GigCapital5, Inc.

GigAcquisitions6, LLC

GigCapital6, Inc.

Mobile Messaging Services

Consulting and Investment

Consulting and Investment

Management Company

PPE (SPAC) sponsorship

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

PPE (SPAC) sponsorship

PPE (SPAC)

Executive Chairman

Founder and managing member

Founder and managing member

Founder and managing member

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and Executive Chairman

Founder and manager

Founder and director

Neil Miotto	Kaleyra, Inc. GigFounders, LLC GigManagement, LLC GigCapital3, Inc. GigCapital4, Inc. GigCapital5, Inc.	Mobile Messaging Services Consulting and Investment Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)	Director Minority member Minority member Director Director Director
John Mikulsky	Kaleyra, Inc. GigCapital3, Inc.	Mobile Messaging Services PPE (SPAC)	Director Director
Gil Frostig	N/A	N/A	N/A

In addition, our management team have agreed not to participate in the formation of, or become an executive officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by June 10, 2021.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2020 there were no delinquent filers.

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

On March 20, 2019, we entered into a Strategic Services Agreement with Tara McDonough, our former Vice President and Chief Financial Officer, which was effective through August 12, 2019, Ms. McDonough’s last day providing services for the Company. Ms. McDonough was paid at an hourly rate of $200 per hour. Ms. McDonough was paid a total of $41,950 pursuant to her Strategic Services Agreement. On August 6, 2019, we entered into a Strategic Services Agreement with Brad Weightman, our current Vice President and Chief Financial Officer, pursuant to which Mr. Weightman was paid $10,000 per month. We entered into an Amended and Restated Strategic Services Agreement, effective as of June 30, 2020, with Mr. Weightman, pursuant to which, Mr. Weightman is paid up to $10,000 per month.

Following are the tabular disclosures of our executive officer and director compensation:

Management Compensation

Name and principal position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity incentive plan compensation	Nonqualified deferred compensation earnings	All other compensation		Total
Dr. Avi S. Katz, Executive Chairman of the Board of Directors and Former President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—	$—	$—	$—	$45,000	(1)	$45,000
	2020	$—	$—	$—	$—	$—	$—	$51,000	(1)	$51,000
Dr. Raluca Dinu, Director and President and Chief Executive Officer (Principal Executive Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—	$—	$—	$—	$54,000	(1)	$54,000
	2020	$—	$—	$—	$—	$—	$—	$66,000	(1)	$66,000
Brad Weightman, Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	$50,000	$—	$—	$—	$—	$—	$—		$50,000
	2020	$62,250	$—	$—	$—	$—	$—	$—		$62,250
Tara McDonough, Former Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2019 (Date of Inception) through December 31, 2019	$41,950	$—	$—	$—	$—	$—	$—		$41,950
	2020	$—	$—	$—	$—	$—	$—	$—		$—

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

Independent Director Compensation

Name	Year	Fees earned or paid in cash	Stock Awards	Option Awards	Nonequity incentive plan compensation	Change in pension value and nonqualified deferred compensation earnings	All other compensation(1)	Total
Neil Miotto, Independent Director and Chairman of the Audit Committee	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—	$—	$—	$45,000	$45,000
	2020	$—	$—	$—	$—	$—	$51,000	$51,000
John Mikulsky, Independent Director and Chairman of the Compensation Committee	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—	$—	$—	$36,000	$36,000
	2020	$—	$—	$—	$—	$—	$36,000	$36,000
Gil Frostig, Independent Director	March 6, 2019 (Date of Inception) through December 31, 2019	$—	$—	$—	$—	$—	$36,000	$36,000
	2020	$—	$—	$—	$—	$—	$36,000	$36,000

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

Members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended, to the Board of Directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our Board.

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

After the completion of the Business Combinations, Dr. Katz, Dr. Dinu and Mr. Miotto will serve on the Board of the post-combination company and each shall be entitled to receive compensation for serving on the Board of the post-combination company. The amount of such compensation is not known at the time, as it will be up to the directors of the post-combination company following completion of the Business Combinations to determine executive and director compensation. Any compensation to be paid to the post-combination company’s officers will be determined, or recommended, to its board for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on such board.

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

Approximate
	Number of		Percentage of
	Shares		Outstanding
	Beneficially		Common
Name and Address of Beneficial Owner (1)	Owned		Stock (2)
GigAcquisitions, LLC (3)	4,500,237	(4)	22.71%
Dr. Avi S. Katz (3)	4,500,237	(4)	22.71%
Dr. Raluca Dinu	—		—
Brad Weightman	—		—
Neil Miotto	—		—
John Mikulsky	—		—
Gil Frostig	—		—
All directors and officers as a group (6 individuals)	4,500,237		22.71%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Road, Suite 200, Palo Alto CA.
(2)	Based on 19,812,315 shares of common stock outstanding as of December 31, 2020.
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

Our Founders, and management team beneficially own approximately 25.21% of our issued and outstanding common stock, with our Sponsor beneficially owning approximately 22.71% of such issued and outstanding common stock. Because of this ownership block, our Founders, together, and our Sponsor acting alone, may be able to effectively influence the outcome of all matters requiring approval by our stockholders, including the election of directors, amendments to our amended and restated certificate of incorporation and approval of significant corporate transactions.

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

On December 19, 2020, the Company issued a convertible unsecured promissory note (the “Working Capital Note”) in the aggregate principal amount of $300,000 to the Sponsor. The Company issued the Working Capital Note in consideration for a loan from the Sponsor to fund the Company’s working capital requirements between now and March 10, 2021, which is the period of time that the Company has available to complete its initial business combination following the December 8, 2020 amendment to its certificate of incorporation. The Working Capital

Note was issued to provide the Company with additional working capital and will not be deposited into the Company’s Trust Account. The Working Capital Note is convertible at the Sponsor’s election upon the consummation of the proposed business combinations, described in the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 23, 2020 (the “Business Combinations”) and also described in the Business Combination section of Item 8.

Upon such election, the Working Capital Note will convert, at a price of $10.00 per unit, into units identical to the private placement units issued in connection with the Company’s initial public offering.

The Working Capital Note bears no interest and is repayable in full upon the consummation of the Company’s Business Combinations.

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

Dr. Katz and Messrs. Miotto and Mikulsky are on the boards of directors of Kaleyra, Inc., Drs. Katz and Dinu and Messrs. Miotto and Mikulsky are on the board of directors of GigCapital3, Inc., Drs. Katz and Dinu and Messrs. Miotto and Betti-Berutto are on the board of directors of GigCapital4, Inc., Drs. Katz and Dinu and Mr. Miotto are on the board of directors of GigCapital5, Inc., and Drs. Katz and Dinu and Mr. Wang are on the board of directors of GigCapital6, Inc.

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

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related- party transactions to the extent we enter into such transactions. The audit committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, and that director is required to provide the audit committee with all material information concerning the transaction. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

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

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm since inception include:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
Audit Fees (1)	$81,584	$132,905
Audit-Related Fees (2)	18,738	34,240
Tax Fees (3)	6,420	—
All Other Fees (4)	—	—
Total	$106,742	$167,145

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

1.1**

Business Combination Marketing Agreement, dated June 5, 2019 between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

2.1‡*****

Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

2.2‡*****

Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., Cloudbreak Health, LLC, Cloudbreak Merger Sub, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

2.3††

First Amendment to Business Combination Agreement, dated as of January 29, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on February 4, 2021)

2.4††††

Second Amendment to Business Combination Agreement, dated as of March 23, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on March 26, 2021)

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

3.2**

Amended and Restated Certificate of Incorporation of GigCapital2, Inc. (incorporated by reference to Exhibit 3.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019).

3.3*	Bylaws of GigCapital2, Inc. (incorporated by reference to Exhibit 3.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019).

3.4†	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Registrant on December 8, 2020).

3.5††††

Second Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on March 10, 2021)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.2*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

Exhibit No.	Description
4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.4*	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.5**

Warrant Agreement, dated June 10, 2019, by and between GigCapital2, Inc. and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

4.6**

Right Agreement, dated June 10, 2019, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.1**

Insider Letter Agreement among the Company, the Founders, and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.2**

Letter Agreement among the Company and its executive officers and directors (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.3*

Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Sponsor (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.4*

Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.4 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.5*

Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Sponsor (incorporated by reference to Exhibit 10.5 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.6*

Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.6 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.7*

Stock Transfer Agreement and Consent, dated as of April 29, 2019, between GigAcquisitions2, LLC, Northland Gig 2 Investment LLC, EarlyBirdCapital, Inc. and certain of its affiliates as identified on Schedule 1 thereto, and the Company (incorporated by reference to Exhibit 10.7 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.8*

Form of Insider Shares Grant Agreement between the Company and Tara McDonough (incorporated by reference to Exhibit 10.8 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.9**

Unit Purchase Agreement, dated June  5, 2019, by and between GigCapital2, Inc. and GigAcquisitions2, LLC (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.10**

Unit Purchase Agreement, dated June  5, 2019, by and between GigCapital2, Inc. and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.4 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.11**

Unit Purchase Agreement, dated June  5, 2019, by and between GigCapital2, Inc. and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.5 filed on GigCapital2, Inc.s’ Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

Exhibit No.	Description
10.12**

Share Purchase Agreement between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.6 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.13**

Registration Rights Agreement between the Company, the Founders, Northland Securities, Inc., and Tara McDonough (incorporated by reference to Exhibit 10.7 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.14*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.15*

Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated March 20, 2019, by and between the Company and Tara McDonough (incorporated by reference to Exhibit 10.15 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.16*

Promissory Note issued in favor of Sponsor, dated March 12, 2019 (incorporated by reference to Exhibit 10.16 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.17*

Administrative Services Agreement between the Company and GigFounders, LLC, dated as of March 20, 2019 (incorporated by reference to Exhibit 10.17 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.18**

Investment Management Trust Agreement, dated June 10, 2019, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.8 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.19***

Strategic Services Agreement, dated August 6, 2019, by and between GigCapital2, Inc. and Walter Weightman (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on August 8, 2019)

10.20****

Amended and Restated Strategic Services Agreement, dated as of June 30, 2020, by and between GigCapital2, Inc. and Walter Weightman (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on July 6, 2020)

10.21*****

Stockholder Support Agreement dated as of November 20, 2020, by and among GigCapital2, Inc. and certain stockholders of UpHealth Holdings, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.22*****

Member Support Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc. and certain members of Cloudbreak Health, LLC (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.23*****

Sponsor Support Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., GigAcquisitions2, LLC and Cloudbreak Health, LLC (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.24††

Working Capital Promissory Note, dated December 19, 2020 ((incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 22, 2020)

10.25†††	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on January 21, 2021)

10.26†††	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on January 21, 2021)

14*	Code of Ethics (incorporated by reference to Exhibit 14 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

99.3*

Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 31, 2019, and incorporated herein by reference.
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2019, and incorporated herein by reference.
***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2019, and incorporated herein by reference.
****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.

*****Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020, and incorporated herein by reference.

†	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020.
†††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021.
††††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2021).

†††††Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021).

‡

Certain of the exhibits and schedules to this exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Registrant agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

‡‡

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

GigCapital2, Inc.

Date: March 31, 2021	By:	/s/ Raluca Dinu
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

Name	Title	Date

/s/ Raluca Dinu	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2021
Dr. Raluca Dinu

/s/ Brad Weightman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2021
Brad Weightman

/s/ Avi S. Katz	Chairman of the Board of Directors	March 31, 2021
Dr. Avi S Katz

/s/ Neil Miotto	Director	March 31, 2021
Neil Miotto

/s/ John Mikulsky	Director	March 31, 2021
John Mikulsky

/s/ Gil Frostig	Director	March 31, 2021
Gil Frostig