Form 10-K/A
period 2020-12-31
GigCapital2, Inc.
filed 2021-04-21
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Explanatory Note

GigCapital2, Inc. (the “Company”) is filing this amended Form 10-K/A (“Form 10-K/A”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2021 (“Original Report”), to restate our financial statements and related footnote disclosures as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019. This Form 10-K/A also amends certain other Items in the Original Report, as listed in “Items Amended in this Form 10-K/A” below.

Restatement Background

On April 11, 2021, the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in June 2019. In light of that new SEC Staff Statement, on April 20, 2021, the Audit Committee of our Board of Directors (the “Audit Committee”), after discussion with management, determined that the following financial statements previously filed with the SEC should no longer be relied upon: (1) the financial statements included in the Original Report, and; (2) the condensed financial statements included in our Quarterly Reports for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019 (the “Affected Periods”). Similarly, the related press releases, the Report of Independent Registered Public Accounting Firm on the financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019 and the stockholder communications describing the relevant portions of our financial statements for these periods that need to be restated should no longer be relied upon.

As discussed in further detail below and in Note 11 to the accompanying financial statements, the restatement is the result of a misapplication of the guidance on accounting for certain of our issued warrants, which was brought to light by the SEC Staff Statement. We evaluated the impact of this misapplication on the financial statements listed above and concluded that the impact was potentially material to those financial statements from a quantitative standpoint. Consequently, we have restated the financial statements identified above. All amounts in this Annual Report affected by the restatement adjustments reflect such amounts as restated.

Based on Accounting Standards Codification 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”), warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as derivative liabilities at their estimated fair values, regardless of the likelihood that such instruments will ever be settled in cash. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations.

On June 10, 2019 and June 13, 2019, in addition to other securities, we issued to our Founders (as such term is defined below) private warrants to purchase 567,500 shares of our Common Stock (as such term is defined below) at an exercise price of $11.50 per share concurrently with our initial underwritten public offering. These private warrants and the shares of Common Stock issuable upon the exercise of the private warrants are not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering, in which case the 567,500 private warrants could be redeemed by the Company for $5,675.

The Audit Committee, together with management, determined that the financial statements in the Affected Periods should be restated to reflect the warrants issued in June 2019 as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in each Affected Period. These restatements result in non-cash, non-operating financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. Furthermore, the most that the private warrants can be redeemed is $5,675, and then, only if the warrants have been transferred to a party that is not one of our Founders or their permitted transferees, and the then-holder of the warrants doesn’t exercise the warrants when the Company seeks to redeem the warrants.

i

In connection with the restatement, management has re-evaluated the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of December 31, 2020 based on the framework in “Internal Control-Integrated Framework (2013 framework)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management has concluded that the Company’s disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020, due to a material weakness in internal control over financial reporting related to the accounting for equity instruments. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part II, Item 9A, “Controls and Procedures” of this Form 10-K/A.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Principal Accounting Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, this Form 10-K/A does not amend, update or change any other items or disclosures in the Original Report and does not purport to reflect any information or events subsequent to the filing thereof. As such, this Form 10-K/A speaks only as of the date the Original Report was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Report to give effect to any subsequent events. Accordingly, this Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Report, including any amendment to those filings.

ii

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

Business Strategy

Our business strategy is to identify and complete our initial business combination with a company that complements the experience of our management team and can benefit from our management team’s operational expertise. Our selection process leverages our management team’s broad and deep relationship network and unique TMT industry expertise including proven deal-sourcing and structuring capabilities, to provide us with a multitude of business combination opportunities. Our management team has experience:

•	operating companies, setting and changing strategies, and identifying, mentoring and recruiting world-class talent;

•	developing and growing companies, both organically and inorganically, and expanding the product ranges and geographic footprints of a number of businesses;

•	sourcing, structuring, acquiring and selling businesses and achieving synergies to create stockholder value;

•	establishing a wide deal flow and efficient methodology of screening superior mergers and acquisitions (“M&A”) targets worldwide;

•	partnering with industry-leading companies to increase sales and improve the competitive position of those companies;

•	addressing business and technological changes in an evolving global TMT landscape;

•	evaluating the viability of emerging TMT business models;

•	fostering relationships with sellers, capital providers and target management teams; and

•	accessing the capital markets across various business cycles, including financing businesses and assisting companies with the transition to public ownership.

Business Combination

As set forth below and the Form 8-K filed with the Securities Exchange Commission (the “SEC”) dated November 23, 2020, on November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with Uphealth Holdings, Inc. (“UpHealth”), and UpHealth Merger Sub, Inc., (“UpHealth Merger Sub”) (such business combination agreement, the “UpHealth BCA”), and such business combination, the “UpHealth Combination”). In addition, on November 23, 2020, the Company executed a business combination agreement, dated as of November 20, 2020, with Cloudbreak Health, LLC (“Cloudbreak”), Cloudbreak Merger Sub, LLC (“Cloudbreak Merger Sub”), Chirinjeev Kathuria and Mariya Pylypiv (collectively, the “UpHealth Significant Stockholders”) and UpHealth, and Shareholder Representative Services LLC, solely in its capacity as the representative, agent and attorney-in-fact of the Cloudbreak members (such business combination agreement, the “Cloudbreak BCA”, and such business combination, the “Cloudbreak Combination”). Consistent with our strategy, we have identified and used general criteria and guidelines that we believe are important in evaluating the targets businesses, and we conducted a thorough due diligence review that encompassed, among other things, meetings with incumbent managements and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information for each entity in the UpHealth Combination and Cloudbreak Combination, collectively referred as the “Business Combinations” in this Annual Report.

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

•

Subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	Cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

•

We issue (other than in a public offering for cash) a number of shares of common stock that would either (a) be equal to or in excess of 20% of the number of shares of common stock then outstanding or (b) have voting power equal to or in excess of 20% of the voting power then outstanding;

•

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

•	The issuance or potential issuance of shares of our common stock will result in our undergoing a change of control.

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

Under the Delaware General Corporation law (“DGCL”), stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

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

The following also may not be viewed favorably by certain target businesses:

•	Our obligation to seek stockholder approval of a business combination or engage in a tender offer may delay the completion of a transaction;

•	Our obligation to convert or repurchase shares of common stock held by our public stockholders may reduce the resources available to us for a business combination; and

•	Our outstanding rights and warrants, and the potential future dilution they represent.

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

Certain of our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock or may make it more difficult for us to consummate an initial business combination.

In the private placement of units that occurred concurrently with our initial public offering, our Founders acquired 567,500 private warrants. These private warrants and the shares of common stock issuable upon the exercise of the private warrants are not transferable, assignable or salable until after the completion of the Business Combination, subject to certain limited exceptions. Additionally, the private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the initial public offering, in which case the 567,500 private warrants could be redeemed by the Company for $5,675. Under GAAP (as defined below in Part II, Item 7), we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to our own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, as described in our financial statements included in Part II, Item 8, to this Annual Report on Form 10-K/A, we are accounting for these private warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock. In addition, potential targets may seek a SPAC that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

If we fail to maintain effective internal control over financial reporting, the price of our Common Stock may be adversely affected.

We identified a material weakness in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our Common Stock (please refer to Part II, Item 9A for further discussion). We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act of 2002, and if we fail to continue to comply, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of SOX, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the post-combination company will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ending December 31, 2022, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of SOX are significantly more stringent than those required of UpHealth and Cloudbreak as privately-held companies. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the post-combination company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of the post-combination company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The Company’s current Amended and Restated Certificate of Incorporation and proposed Second Amended and Restated Certificate of Incorporation provide, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

Our Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Exchange Act or the Securities Act, as to which the Court of Chancery and the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our current Amended and Restated Certificate of Incorporation and our proposed Second Amended and Restated Certificate of Incorporation will provide that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

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

For the year ended December 31, 2020, we had a net loss of $4,128,841, which consisted of operating expenses of $3,949,600, other expense resulting from the revaluation of the warrant liability of $930,700 and a provision for income taxes of $271,087 partially offset by interest income on marketable securities held in the Trust Account of $1,022,546.

For the period from March 6, 2019 (date of inception) through December 31, 2019, we had net income of $295,115 which consisted of interest income on marketable securities held in the Trust Account of $1,872,701, which was partially offset by operating expenses of $953,436, other expense resulting from the revaluation of the warrant liability of $65,336 and a provision for income taxes of $558,814.

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

For the year ended December 31, 2020, cash used in operating activities was $2,064,391, consisting of a net loss of $4,128,841, interest earned on marketable securities held in the Trust Account of $1,022,546, partially offset by the increase in the fair value of the warrant liability of $930,700 and changes in operating assets and liabilities of $2,156,296, including the increase in accrued liabilities of $2,153,000 and decreases in prepaid expenses, receivable from related party and other non-current assets of $132,797 and an increase in accounts payable of $52,135 partially offset by decreases in payable to related party and other current liabilities of $181,636.

For the period March 6, 2019 (date of inception) through December 31, 2019, cash used in operating activities was $1,477,400, consisting of interest earned on marketable securities held in the Trust Account of $1,872,701, partially offset by net income of $295,115, the increase in the fair value of the warrant liability of $65,336 and changes in operating assets and liabilities of $34,850.

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

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted as restated, is calculated as follows:

	Year Ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	(As Restated)	(As Restated)
Net income (loss)	$(4,128,841)	$295,115
Less: net income attributable to common stock subject to redemption	(555,866)	(1,005,550)

Net loss attributable to common stockholders	$(4,684,707)	$(710,435)

Weighted-average common shares outstanding, basic and diluted	5,304,752	4,847,100

Net loss per share common share, basic and diluted	$(0.88)	$(0.15)

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

Warrant Liability

We account for warrants for shares of our Common Stock that are not indexed to our own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Common Stock warrants. At that time, the portion of the warrant liability related to the Common Stock warrants will be reclassified to additional paid-in capital.

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

Restatement of the 2020 and 2019 Financial Statements

As discussed in Note 11 to the financial statements, the accompanying 2020 and 2019 financial statements have been restated to correct misstatements.

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

San Jose, California

April 21, 2021

GIGCAPITAL2, INC.

Balance Sheets

	December 31,
	2020	2019
	As Restated	As Restated
ASSETS
Current assets
Cash	$478,737	$1,576,508
Prepaid expenses	62,691	161,609
Receivable from related party	1,400	1,952

Total current assets	542,828	1,740,069
Cash and marketable securities held in Trust Account	168,384,949	173,994,583
Other non-current assets	—	33,327

TOTAL ASSETS	$168,927,777	$175,767,979

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,528	$142,613
Payable to related parties	15,709	16,649
Accrued liabilities	2,153,000	—
Notes payable to related parties	300,000	—
Other current liabilities	—	180,696

Total current liabilities	2,555,237	339,958
Warrant liability	1,112,300	181,600

Total liabilities	3,667,537	521,558

Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 16,026,023 shares and 17,024,642 shares as of December 31, 2020 and 2019, respectively, at a redemption value of $10.00 per share	160,260,230	170,246,420
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,639,096 shares and 5,220,358 shares as of December 31, 2020 and 2019, respectively, issued and outstanding	564	522
Additional paid-in capital	8,833,172	4,704,364
Retained earnings (accumulated deficit)	(3,833,726)	295,115

Total stockholders’ equity	5,000,010	5,000,001

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$168,927,777	$175,767,979

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
Revenues	$—	$—
General and administrative expenses	3,949,600	953,436

Loss from operations	(3,949,600)	(953,436)
Other income (expense)
Other expense	(930,700)	(65,336)
Interest income on cash and marketable securities held in Trust Account	1,022,546	1,872,701

Income (loss) before provision for income taxes	(3,857,754)	853,929
Provision for income taxes	271,087	558,814

Net income (loss) and comprehensive income (loss)	$(4,128,841)	$295,115

Net loss attributable to common stockholders	$(4,684,707)	$(710,435)

Weighted-average shares of common stock outstanding, basic and diluted	5,304,752	4,847,100
Net loss per share of common stock, basic and diluted	$(0.88)	$(0.15)

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)
	Shares	Amount			Stockholders’ Equity
Balance as of March 6, 2019 (Date of Inception)	—	$—	$—	$—	$—
Sale of common stock to Founders at $0.005804 per share	4,307,500	431	24,569	—	25,000
Sale of common stock to Founders in private placement at $10 per share	567,500	56	5,674,944	—	5,675,000
Sale of common stock to underwriters at $10 per share	120,000	12	1,199,988	—	1,200,000
Issuance of insider shares for no consideration	5,000	1	(1)	—	—
Cancellation of insider shares	(5,000)	(1)	1		—
Sale of common stock in IPO, net of offering costs	17,250,000	1,725	168,165,845	—	168,167,570
Fair value of warrants (As Restated)	—	—	(116,264)	—	(116,264)
Shares subject to redemption (As Restated)	(17,024,642)	(1,702)	(170,244,718)	—	(170,246,420)
Net income (As Restated)	—	—	—	295,115	295,115

Balance as of December 31, 2019 (As Restated)	5,220,358	522	4,704,364	295,115	5,000,001
Shares subject to redemption (As Restated)	998,619	100	9,986,090	—	9,986,190
Shares redeemed	(579,881)	(58)	(5,857,282)	—	(5,857,340)
Net loss (As Restated)	—	—	—	(4,128,841)	(4,128,841)

Balance as of December 31, 2020 (As Restated)	5,639,096	$564	$8,833,172	$(3,833,726)	$5,000,010

The accompanying notes are an integral part of these financial statements.

GIGCAPITAL2, INC.

Statements of Cash Flows

	Years Ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
OPERATING ACTIVITIES
Net income (loss)	$(4,128,841)	$295,115
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,022,546)	(1,872,701)
Change in fair value of warrant liability	930,700	65,336
Change in operating assets and liabilities:
Prepaid expenses	98,918	(161,609)
Receivable from related party	552	(1,952)
Other non-current assets	33,327	(33,327)
Accounts payable	52,135	34,393
Payable to related parties	(940)	16,649
Accrued liabilities	2,153,000	—
Other current liabilities	(180,696)	180,696

Net cash used in operating activities	(2,064,391)	(1,477,400)

INVESTING ACTIVITIES
Investment of cash in Trust Account	—	(172,500,000)
Cash withdrawn from Trust Account	6,632,180	378,118

Net cash provided by (used in) investing activities	6,632,180	(172,121,882)

FINANCING ACTIVITIES
Proceeds from sale of common stock to Founder	—	25,000
Borrowing from related party	300,000	99,937
Repayment of borrowing from related party	—	(99,937)
Proceeds from sale of Private Placements Units	—	5,675,000
Proceeds from sale of common stock to underwriters	—	1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Payment of offering costs	(108,220)	(774,210)
Redemption of Units	(5,857,340)	—

Net cash provided by (used in) financing activities	(5,665,560)	175,175,790

Net change in cash during period	(1,097,771)	1,576,508
Cash, beginning of period	1,576,508	—

Cash, end of period	$478,737	$1,576,508

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	$476,973	$378,118

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$—	$108,220

Change in value of common stock subject to possible redemption	$(4,128,850)	$2,195,114

Fair value of warrant liability	$—	$116,264

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

Restatement of Previously Issued Financial Statements

The Company has restated its financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from March 6, 2019 (Date of Inception) through December 31, 2019, as well as the unaudited condensed financial statements for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity.

See Note 11, Restatement of Previously Issued Financial Statements for additional information regarding the errors identified and the restatement adjustments made to the financial statements.

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

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
Net income (loss)	$(4,128,841)	$295,115
Less: net income attributable to common stock subject to redemption	(555,866)	(1,005,550)

Net loss attributable to common stockholders	$(4,684,707)	$(710,435)

Weighted-average common shares outstanding, basic and diluted	5,304,752	4,847,100

Net loss per share common share, basic and diluted	$(0.88)	$(0.15)

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

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the balance sheet. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense), net on the statement of operations. The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

7. STOCKHOLDERS’ EQUITY

Common Stock

The authorized common stock of the Company includes up to 100,000,000 shares. Holders of the Company’s common stock are entitled to one vote for each share of common stock. As of December 31, 2020 and 2019, there were 5,639,096 and 5,220,358 shares of common stock issued and outstanding and not subject to possible redemption (of which there are 16,026,023 and 17,024,642 such shares outstanding, respectively).

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

Rights

Each holder of a right will receive one-twentieth (1/20) of one share of common stock upon consummation of an initial Business Combination, even if the holder of such right redeemed all shares of common stock held by it in connection with an initial Business Combination. No additional consideration will be required to be paid by a holder of rights in order to receive its additional shares upon consummation of an initial Business Combination, as the consideration related thereto has been included in the unit purchase price paid for by investors in the Offering. If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement therefore will provide for the holders of rights to receive the same per share consideration the holders of the common stock will receive in the transaction on an as-converted into common stock basis, and each holder of a right will be required to affirmatively convert its rights in order to receive the 1/20 share underlying each right (without paying any additional consideration) upon consummation of a Business Combination. More specifically, the right holder will be required to indicate its election to convert the rights into underlying shares as well as to return the original rights certificates to the Company.

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

The Company has determined that the Warrants issued as part of the Private Placement Units are subject to treatment as a liability. As the transfer of these Warrants to anyone other than the purchasers or their permitted transferees, would result in these Warrants having substantially the same terms as the Warrants issued in the Offering, the Company has determined that the fair value of each Warrant issued as part of the Private Placement Units is the same as that of a Warrant issued in the Offering, with an insignificant adjustment for short-term marketability restrictions. Accordingly, the Warrants issued as part of the Private Placement Units are classified as Level 2 financial instruments.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 and 2019, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	December 31, 2020	December 31, 2019
Assets:
Cash and marketable securities held in Trust Account	1	$168,384,949	$173,994,583

Liabilities:
Warrants	2	$1,112,300	$181,600

9. INCOME TAX

The sources of income (loss) before provision for income taxes are as follows for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
Domestic	$(3,857,754)	$853,929
Foreign	—	—

Total	$(3,857,754)	$853,929

The provision for income taxes was comprised of the following for the year ended December 31, 2020 and the period from March 6, 2019 (date of inception) through December 31, 2019:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
Current:
Federal	$180,694	$393,267
State and local	90,393	165,547
Foreign	—	—

Total Current	271,087	558,814

Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—

Total deferred income tax expense	—	—

Total provision for income taxes	$271,087	$558,814

Reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

	Year ended December 31, 2020	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Restated	As Restated
Statutory income tax expense (benefit)	$(810,128)	$179,325
State income tax expense (benefit), net of federal	(268,438)	59,420
Other permanent items	263,152	23,835
Valuation allowance on start-up costs	1,086,501	296,234

Provision for income taxes	$271,087	$558,814

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

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
	As Restated	As Restated
Deferred Tax Assets:
Start-up costs	$1,382,735	$296,234
Valuation allowance	(1,382,735)	(296,234)

Net deferred tax assets (liabilities)	$—	$—

As of December 31, 2020 and 2019, the Company has recorded a valuation allowance of $1,382,735 and $296,234, respectively, to offset deferred tax assets related to its start-up costs. As of December 31, 2020 and 2019, the Company has no unrecognized tax benefits for which a liability should be recorded. The Company records interest and penalties associated with unrecognized tax benefits as a component of tax expense. As of December 31, 2020 and 2019, the Company has not accrued interest or penalties on unrecognized tax benefits, as there is no position recorded as of 2020 or 2019. No changes to the uncertain tax position balance are anticipated within the next 12 months and are not expected to materially impact the financial statements.

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

11. Restatement of Previously Issued Audited and Unaudited Financial Statements

As discussed in Note 1, the Company has restated previously issued financial statements after considering newly released guidance by the SEC staff regarding the accounting and reporting for warrants.

The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in June 2019. Based on ASC 815-40, Contracts in Entity’s Own Equity, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations and comprehensive income (loss).

On June 10, 2019 and June 13, 2019, in addition to other securities, the Company issued Warrants as part of the Private Placement Units to purchase 567,500 shares of Common Stock. The Company determined that the financial statements should be restated to reflect these Warrants as a liability, with subsequent changes in their estimated fair value recorded as non-cash income or expense in the statements of operations and comprehensive income (loss) for all periods since issuance.

The following presents the restated financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from March 6, 2019 (Date of Inception) through December 31, 2019, as well as the unaudited condensed financial statements for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020 and 2019 and the three and nine month periods ended September 30, 2020 and 2019.

The following presents a reconciliation of the balance sheets, statements of operations and comprehensive income (loss) and cash flows from the prior periods as previously reported to the restated amounts as of December 31, 2020 and 2019, for the year ended December 31, 2020 and for the period from March 6, 2019 (Date of Inception) through December 31, 2019. The statements of stockholders’ equity for the year ended December 31, 2020 and for the period from March 6, 2019 (Date of Inception) through December 31, 2019 have been restated respectively, for the restatement impact to net income (loss) and common stock subject to possible redemption. See the statement of operations and comprehensive income (loss) reconciliation tables below for additional information on the restatement and impact to net income (loss).

	December 31, 2020
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$478,737	$—		$478,737
Prepaid expenses	62,691	—		62,691
Receivable from related party	1,400	—		1,400

Total current assets	542,828	—		542,828
Cash and marketable securities held in Trust Account	168,384,949	—		168,384,949

TOTAL ASSETS	$168,927,777	$—		$168,927,777

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$86,528	$—		$86,528
Payable to related parties	15,709	—		15,709
Accrued liabilities	2,153,000	—		2,153,000
Notes payable to related parties	300,000	—		300,000

Total current liabilities	2,555,237	—		2,555,237
Warrant liability	—	1,112,300	(A)	1,112,300

Total liabilities	2,555,237	1,112,300		3,667,537

Common stock subject to possible redemption	161,372,530	(1,112,300	)(A)	160,260,230
Stockholders’ equity
Preferred stock	—	—		—
Common stock	553	11	(A)	564
Additional paid-in capital	7,837,147	996,025	(A)	8,833,172
Accumulated deficit	(2,837,690)	(996,036	)(A)	(3,833,726)

Total stockholders’ equity	5,000,010	—		5,000,010

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$168,927,777	$—		$168,927,777

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption—shares outstanding	16,137,253	(111,230	)(A)	16,026,023

Common stock—shares issued and outstanding	5,527,866	111,230	(A)	5,639,096

	December 31, 2019
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$1,576,508	$—		$1,576,508
Prepaid expenses	161,609	—		161,609
Receivable from related party	1,952	—		1,952

Total current assets	1,740,069	—		1,740,069
Cash and marketable securities held in Trust Account	173,994,583	—		173,994,583
Other non-current assets	33,327	—		33,327

TOTAL ASSETS	$175,767,979	$—		$175,767,979

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$142,613	$—		$142,613
Payable to related parties	16,649	—		16,649
Other current liabilities	180,696	—		180,696

Total current liabilities	339,958	—		339,958
Warrant liability	—	181,600	(A)	181,600

Total liabilities	339,958	181,600		521,558

Common stock subject to possible redemption	170,428,020	(181,600	)(A)	170,246,420
Stockholders’ equity
Preferred stock	—	—		—
Common stock	520	2	(A)	522
Additional paid-in capital	4,639,030	65,334	(A)	4,704,364
Retained earnings	360,451	(65,336	)(A)	295,115

Total stockholders’ equity	5,000,001	—		5,000,001

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$175,767,979	$—		$175,767,979

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption—shares outstanding	17,042,802	(18,160	)(A)	17,024,642

Common stock—shares issued and outstanding	5,202,198	18,160	(A)	5,220,358

	For the Year Ended December 31, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	3,949,600	—		3,949,600

Loss from operations	(3,949,600)	—		(3,949,600)
Other income (expense)
Other expense	—	(930,700	)(A)	(930,700)
Interest income on cash and marketable securities held in Trust Account	1,022,546	—		1,022,546

Loss before provision for income taxes	(2,927,054)	(930,700)		(3,857,754)
Provision for income taxes	271,087	—		271,087

Net loss and comprehensive loss	$(3,198,141)	$(930,700)		$(4,128,841)

Net loss attributable to common stockholders	$(3,757,865)	$(926,842)		$(4,684,707)

Weighted-average shares of common stock outstanding, basic and diluted	5,263,939	40,813		5,304,752

Net loss per share of common stock, basic and diluted	$(0.71)	$(0.17)		$(0.88)

	Period from March 6, 2019 (Date of Inception) through December 31, 2019
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	953,436	—		953,436

Loss from operations	(953,436)	—		(953,436)
Other income (expense)
Other expense	—	(65,336	)(A)	(65,336)
Interest income on cash and marketable securities held in Trust Account	1,872,701	—		1,872,701

Income (loss) before provision for income taxes	919,265	(65,336)		853,929
Provision for income taxes	558,814	—		558,814

Net income (loss) and comprehensive income (loss)	$360,451	$(65,336)		$295,115

Net loss attributable to common stockholders	$(646,171)	$(64,264)		$(710,435)

Weighted-average shares of common stock outstanding, basic and diluted	4,836,966	10,134		4,847,100

Net loss per share of common stock, basic and diluted	$(0.13)	$(0.02)		$(0.15)

	For the Year Ended December 31, 2020
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net loss	$(3,198,141)	$(930,700	)(A)	$(4,128,841)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,022,546)	—		(1,022,546)
Change in fair value of warrant liability	—	930,700	(A)	930,700
Change in operating assets and liabilities:
Prepaid expenses	98,918	—		98,918
Receivable from related party	552	—		552
Other non-current assets	33,327	—		33,327
Accounts payable	52,135	—		52,135
Payable to related parties	(940)	—		(940)
Accrued liabilities	2,153,000	—		2,153,000
Other current liabilities	(180,696)	—		(180,696)

Net cash used in operating activities	(2,064,391)	—		(2,064,391)

INVESTING ACTIVITIES
Cash withdrawn from Trust Account	6,632,180	—		6,632,180

Net cash provided by investing activities	6,632,180	—		6,632,180

FINANCING ACTIVITIES
Borrowing from related party	300,000	—		300,000
Payment of offering costs	(108,220)	—		(108,220)
Redemption of Units	(5,857,340)	—		(5,857,340)

Net cash used in financing activities	(5,665,560)	—		(5,665,560)

Net decrease in cash during period	(1,097,771)	—		(1,097,771)
Cash, beginning of period	1,576,508	—		1,576,508

Cash, end of period	$478,737	$—		$478,737

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	$476,973	$—		$476,973

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$(3,198,150)	$(930,700	)(A)	$(4,128,850)

	Period from March 6, 2019, (Date of Inception) through December 31, 2019
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net income	$360,451	$(65,336	)(A)	$295,115
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,872,701)	—		(1,872,701)
Change in fair value of warrant liability	—	65,336	(A)	65,336
Change in operating assets and liabilities:
Prepaid expenses	(161,609)	—		(161,609)
Receivable from related party	(1,952)	—		(1,952)
Other non-current assets	(33,327)	—		(33,327)
Account payable	34,393	—		34,393
Payable to related parties	16,649	—		16,649
Other current liabilities	180,696	—		180,696

Net cash used in operating activities	(1,477,400)	—		(1,477,400)

INVESTING ACTIVITIES
Investment of cash in Trust Account	(172,500,000)	—		(172,500,000)
Cash withdrawn from Trust Account	378,118	—		378,118

Net cash used in investing activities	(172,121,882)	—		(172,121,882)

FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000	—		25,000
Borrowing from related party	99,937	—		99,937
Repayment of borrowing from related party	(99,937)	—		(99,937)
Proceeds from sale of Private Placements Units	5,675,000	—		5,675,000
Proceeds from sale of common stock to underwriters	1,200,000	—		1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—		169,050,000
Payment of offering costs	(774,210)	—		(774,210)

Net cash provided by financing activities	175,175,790	—		175,175,790

Net change in cash during period	1,576,508	—		1,576,508
Cash, beginning of period	—	—		—

Cash, end of period	$1,576,508	$—		$1,576,508

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	$378,118	$—		$378,118

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$108,220	$—		$108,220

Change in value of common stock subject to possible redemption	$2,260,450	$(65,336	)(A)	$2,195,114

Fair value of warrant liability	$—	$116,264	(A)	$116,264

Following are the restatement of previously reported condensed balance sheets for the quarters ended March 31, 2020, June 30, 2020, September 30, 2020, June 30, 2019 and September 30, 2019.

	March 31, 2020
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$1,194,013	$—		$1,194,013
Prepaid expenses	156,471	—		156,471
Receivable from related party	2,152	—		2,152

Total current assets	1,352,636	—		1,352,636
Cash and marketable securities held in Trust Account	174,745,646	—		174,745,646
Other non-current assets	13,326	—		13,326

TOTAL ASSETS	$176,111,608	$—		$176,111,608

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$151,314	$—		$151,314
Payable to related parties	11,727	—		11,727
Accrued liabilities	24,269	—		24,269
Other current liabilities	419,264	—		419,264

Total current liabilities	606,574	—		606,574
Warrant liability	—	175,925	(A)	175,925

Total liabilities	606,574	175,925		782,499

Common stock subject to possible redemption	170,505,030	(175,930	)(A)	170,329,100
Stockholders’ equity
Preferred stock	—	—		—
Common stock	519	2	(A)	521
Additional paid-in capital	4,562,021	59,664	(A)	4,621,685
Retained earnings	437,464	(59,661	)(A)	377,803

Total stockholders’ equity	5,000,004	5		5,000,009

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$176,111,608	$—		$176,111,608

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption—shares outstanding	17,050,503	(17,593	)(A)	17,032,910
Common stock—shares issued and outstanding	5,194,497	17,593	(A)	5,212,090

	June 30, 2020
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$883,918	$—		$883,918
Prepaid expenses	115,312	—		115,312
Receivable from related parties	6,270	—		6,270

Total current assets	1,005,500	—		1,005,500
Cash and marketable securities held in Trust Account	174,734,722	—		174,734,722

TOTAL ASSETS	$175,740,222	$—		$175,740,222

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$136,100	$—		$136,100
Payable to related parties	8,892	—		8,892
Other current liabilities	435,986	—		435,986

Total current liabilities	580,978	—		580,978
Warrant liability	—	278,075	(A)	278,075

Total liabilities	580,978	278,075		859,053

Common stock subject to possible redemption	170,159,240	(278,080	)(A)	169,881,160
Stockholders’ equity
Preferred stock	—	—		—
Common stock	523	3	(A)	526
Additional paid-in capital	4,907,807	161,813	(A)	5,069,620
Retained earnings (accumulated deficit)	91,674	(161,811	)(A)	(70,137)

Total stockholders’ equity	5,000,004	5		5,000,009

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$175,740,222	$—		$175,740,222

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption - shares outstanding	17,015,924	(27,808	)(A)	16,988,116

Common stock - shares issued and outstanding	5,229,076	27,808	(A)	5,256,884

	September 30, 2020
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$387,430	$—		$387,430
Prepaid expenses	178,047			178,047
Receivable from related party	10,078			10,078

Total current assets	575,555	—		575,555
Cash and marketable securities held in Trust Account	174,284,387			174,284,387

TOTAL ASSETS	$174,859,942	$—		$174,859,942

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$24,597	$—		$24,597
Payable to related parties	6,185			6,185
Accrued liabilities	150			150

Total current liabilities	30,932	—		30,932
Warrant liability		516,425	(A)	516,425

Total liabilities	30,932	516,425		547,357

Common stock subject to possible redemption	169,829,000	(516,420	)(A)	169,312,580
Stockholders’ equity
Preferred stock	—			—
Common stock	526	5	(A)	531
Additional paid-in capital	5,238,044	400,151	(A)	5,638,195
Accumulated deficit	(238,560)	(400,161	)(A)	(638,721)

Total stockholders’ equity	5,000,010	(5)		5,000,005

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$174,859,942	$—		$174,859,942

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption - shares outstanding	16,982,900	(51,642	)(A)	16,931,258

Common stock - shares issued and outstanding	5,262,100	51,642	(A)	5,313,742

	June 30, 2019
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$2,529,478	$—		$2,529,478
Prepaid expenses	176,337	—		176,337

Total current assets	2,705,815	—		2,705,815
Cash and marketable securities held in Trust Account	172,718,104	—		172,718,104

TOTAL ASSETS	$175,423,919	$—		$175,423,919

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$227,986	$—		$227,986
Accrued liabilities	7,083	—		7,083
Other current liabilities	65,082	—		65,082

Total current liabilities	300,151	—		300,151
Warrant liability	—	105,518	(A)	105,518

Total liabilities	300,151	105,518		405,669

Common stock subject to possible redemption	170,123,760	(105,520	)(A)	170,018,240
Stockholders’ equity
Preferred stock	—	—		—
Common stock	524	1	(A)	525
Additional paid-in capital	5,028,286	(10,745	)(A)	5,017,541
Accumulated deficit	(28,802)	10,746	(A)	(18,056)

Total stockholders’ equity	5,000,008	2		5,000,010

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$175,423,919	$—		$175,423,919

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:

	As Filed	Restatement Adjustment		As Restated

Common stock subject to possible redemption - shares outstanding	17,012,376	(10,552	)(A)	17,001,824

Common stock - shares issued and outstanding	5,237,624	10,552	(A)	5,248,176

	September 30, 2019
	As Filed	Restatement Adjustments		As Restated
ASSETS
Current assets
Cash	$2,035,701	$—		$2,035,701
Prepaid expenses	187,100	—		187,100
Receivable from related party	30,054	—		30,054

Total current assets	2,252,855	—		2,252,855
Cash and marketable securities held in Trust Account	173,580,367	—		173,580,367
Other non-current assets	53,368	—		53,368

TOTAL ASSETS	$175,886,590	$—		$175,886,590

LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$289,852	$—		$289,852
Accrued liabilities	5,000	—		5,000
Other current liabilities	293,362	—		293,362

Total current liabilities	588,214	—		588,214
Warrant liability	—	158,900	(A)	158,900

Total liabilities	588,214	158,900		747,114

Common stock subject to possible redemption	170,298,370	(158,900	)(A)	170,139,470
Stockholders’ equity
Preferred stock	—	—		—
Common stock	522	1	(A)	523
Additional paid-in capital	4,768,678	42,635	(A)	4,811,313
Retained earnings	230,806	(42,636	)(A)	188,170

Total stockholders’ equity	5,000,006	—		5,000,006

TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$175,886,590	$—		$175,886,590

A reconciliation of the shares of common stock subject to possible redemption outstanding and the shares of common stock outstanding is as follows:
	As Filed	Restatement Adjustment		As Restated
Common stock subject to possible redemption - shares outstanding	17,029,837	(15,890	)(A)	17,013,947

Common stock - shares issued and outstanding	5,215,163	15,890	(A)	5,231,053

The following tables contain the restatement of previously reported unaudited condensed statements of operations for the three month period ended March 31, 2020, the three and six month periods ended June 30, 2020, the three and nine month periods ended September 30, 2020, the three and six month periods ended June 30, 2019 and the three and nine month periods ended September 30, 2019.

	Three Months Ended March 31, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	600,414	—		600,414

Loss from operations	(600,414)	—		(600,414)
Other income
Other income	—	5,675	(A)	5,675
Interest income on cash and marketable securities held in Trust Account	915,995	—		915,995

Income before provision for income taxes	315,581	5,675		321,256
Provision for income taxes	238,568	—		238,568

Net income and comprehensive income	$77,013	$5,675		$82,688

Net loss attributable to common stockholders	$(442,226)	$6,211		$(436,015)

Weighted-average shares of common stock outstanding, basic and diluted	5,198,305	17,874		5,216,179

Net loss per share of common stock, basic and diluted	$(0.09)	$0.01		$(0.08)

	Three Months Ended June 30, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	385,106	—		385,106

Loss from operations	(385,106)	—		(385,106)
Other income (expense)
Other expense	—	(102,150	)(A)	(102,150)
Interest income on cash and marketable securities held in Trust Account	56,038	—		56,038

Loss before provision for income taxes	(329,068)	(102,150)		(431,218)
Provision for income taxes	16,772	—		16,722

Net loss and comprehensive loss	$(345,790)	$(102,150)		$(447,940)

Net loss attributable to common stockholders	$(375,864)	$(102,101)		$(477,965)

Weighted-average shares of common stock outstanding, basic and diluted	5,212,356	22,869		5,235,225

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.02)		$(0.09)

	Three Months Ended September 30, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	361,005	—		361,005

Loss from operations	(361,005)	—		(361,005)
Other income (expense)
Other expense	—	(238,350	)(A)	(238,350)
Interest income on cash and marketable securities held in Trust Account	44,890	—		44,890

Loss before provision for income taxes	(316,115)	(238,350)		(554,465)
Provision for income taxes	14,119	—		14,119

Net loss and comprehensive loss	$(330,234)	$(238,350)		$(568,584)

Net loss attributable to common stockholders	$(353,726)	$(238,279)		$(592,005)

Weighted-average shares of common stock outstanding, basic and diluted	5,245,947	39,984		5,285,931

Net loss per share of common stock, basic and diluted	$(0.07)	$(0.04)		$(0.11)

	Six Months Ended June 30, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	985,520	—		985,520

Loss from operations	(985,520)	—		(985,520)
Other income (expense)
Other expense	—	(96,475	)(A)	(96,475)
Interest income on cash and marketable securities held in Trust Account	972,033	—		972,033

Loss before provision for income taxes	(13,487)	(96,475)		(109,962)
Provision for income taxes	255,290	—		255,290

Net loss and comprehensive loss	$(268,777)	$(96,475)		$(365,252)

Net loss attributable to common stockholders	$(817,037)	$(95,579)		$(912,616)

Weighted-average shares of common stock outstanding, basic and diluted	5,205,331	20,371		5,225,702

Net loss per share of common stock, basic and diluted	$(0.16)	$(0.01)		$(0.17)

	Nine Months Ended September 30, 2020
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	1,346,525	—		1,346,525

Loss from operations	(1,346,525)	—		(1,346,525)
Other income (expense)
Other expense	—	(334,825	)(A)	(334,825)
Interest income on cash and marketable securities held in Trust Account	1,016,923	—		1,016,923

Loss before provision for income taxes	(329,602)	(334,825)		(664,427)
Provision for income taxes	269,409	—		269,409

Net loss and comprehensive loss	$(599,011)	$(334,825)		$(933,836)

Net loss attributable to common stockholders	$(1,169,699)	$(333,090)		$(1,502,789)

Weighted-average shares of common stock outstanding, basic and diluted	5,218,968	26,957		5,245,925

Net loss per share of common stock, basic and diluted	$(0.22)	$(0.07)		$(0.29)

	Three Months Ended June 30, 2019
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	146,624	—		146,624

Loss from operations	(146,624)	—		(146,624)
Other income
Other income	—	10,746	(A)	10,746
Interest income on cash and marketable securities held in Trust Account	218,104	—		218,104

Income before provision for income taxes	71,480	10,746		82,226
Provision for income taxes	65,082	—		65,082

Net income and comprehensive income	$6,398	$10,746		$17,144

Net loss attributable to common stockholders	$(110,603)	$10,819		$(99,784)

Weighted-average shares of common stock outstanding, basic and diluted	4,510,025	2,087		4,512,112

Net loss per share of common stock, basic and diluted	$(0.02)	$—		$(0.02)

	Three Months Ended September 30, 2019
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	395,583	—		395,583

Loss from operations	(395,583)	—		(395,583)
Other income (expense)
Other expense	—	(53,382	)(A)	(53,382)
Interest income on cash and marketable securities held in Trust Account	933,853	—		933,853

Income before provision for income taxes	538,270	(53,382)		484,888
Provision for income taxes	278,662	—		278,662

Net income and comprehensive income	$259,608	$(53,382)		$206,226

Net loss attributable to common stockholders	$(241,866)	$(53,027)		$(294,893)

Weighted-average shares of common stock outstanding, basic and diluted	5,223,704	13,279		5,236,983

Net loss per share of common stock, basic and diluted	$(0.05)	$(0.01)		$(0.06)

	Period from March 6, 2019 (Date of Inception) through June 30, 2019
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	181,824	—		181,824

Loss from operations	(181,824)	—		(181,824)
Other income
Other income	—	10,746	(A)	10,746
Interest income on cash and marketable securities held in Trust Account	218,104	—		218,104

Income before provision for income taxes	36,280	10,746		47,026
Provision for income taxes	65,082	—		65,082

Net loss and comprehensive loss	$(28,802)	$10,746		$(18,056)

Net loss attributable to common stockholders	$(145,803)	$10,819		$(134,984)

Weighted-average shares of common stock outstanding, basic and diluted	4,244,122	1,623		4,245,745

Net loss per share of common stock, basic and diluted	$(0.03)	$—		$(0.03)

	Period from March 6, 2019 (Date of Inception) through September 30, 2019
	As Filed	Restatement Adjustments		As Restated
Revenues	$—	$—		$—
General and administrative expenses	577,407	—		577,407

Loss from operations	(577,407)	—		(577,407)
Other income (expense)
Other expense	—	(42,636	)(A)	(42,636)
Interest income on cash and marketable securities held in Trust Account	1,151,957	—		1,151,957

Income before provision for income taxes	574,550	(42,636)		531,914
Provision for income taxes	343,744	—		343,744

Net income and comprehensive income	$230,806	$(42,636)		$188,170

Net loss attributable to common stockholders	$(387,789)	$(42,198)		$(429,987)

Weighted-average shares of common stock outstanding, basic and diluted	4,675,325	6,754		4,682,079

Net loss per share of common stock, basic and diluted	$(0.08)	$(0.01)		$(0.09)

The following tables contain the restatement of previously reported unaudited condensed statements of cash flows for the three month period ended March 31, 2020, the six month period ended June 30, 2020, the nine month period ended September 30, 2020, the period from March 6, 2019 (date of inception) through June 30, 2019 and the period from March 6, 2019 (date of inception) through September 30, 2019.

	Three Months Ended March 31, 2020
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net income	$77,013	$5,675	(A)	$82,688
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(915,995)	—		(915,995)
Change in fair value of warrant liability	—	(5,675	)(A)	(5,675)
Change in operating assets and liabilities:
Prepaid expenses	5,138	—		5,138
Receivable from related party	(200)	—		(200)
Other non-current assets	20,001	—		20,001
Accounts payable	8,701	—		8,701
Payable to related parties	(4,922)	—		(4,922)
Accrued liabilities	24,269	—		24,269
Other current liabilities	238,568	—		238,568

Net cash used in operating activities	(547,427)	—		(547,427)

INVESTING ACTIVITIES
Cash withdrawn from Trust Account	164,932	—		164,932

Net cash provided by investing activities	164,932	—		164,932

Net change in cash during period	(382,495)	—		(382,495)

Cash, beginning of period	1,576,508	—		1,576,508

Cash, end of period	$1,194,013	$—		$1,194,013

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable and accrued liabilities	$108,220	$—		$108,220

Change in value of common stock subject to possible redemption	$77,010	$5,670	(A)	$82,680

	Six Months Ended June 30, 2020
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net loss	$(268,777)	$(96,475	)(A)	$(365,252)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(972,033)	—		(972,033)
Change in fair value of warrant liability	—	96,475	(A)	96,475
Change in operating assets and liabilities:
Prepaid expenses	46,297	—		46,297
Receivable from related parties	(4,318)	—		(4,318)
Other non-current assets	33,327	—		33,327
Accounts payable	(6,513)	—		(6,513)
Payable to related parties	(7,757)	—		(7,757)
Other current liabilities	255,290	—		255,290

Net cash used in operating activities	(924,484)	—		(924,484)

INVESTING ACTIVITIES
Cash withdrawn from Trust Account	231,894	—		231,894

Net cash provided by investing activities	231,894	—		231,894

Net change in cash during period	(692,590)	—		(692,590)
Cash, beginning of period	1,576,508	—		1,576,508

Cash, end of period	$883,918	$—		$883,918

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$(268,780)	$(96,480	)(A)	$(365,260)

	Nine Months Ended September 30, 2020
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net loss	$(599,011)	$(334,825	)(A)	$(933,836)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,016,923)	—		(1,016,923)
Change in fair value of warrant liability	—	334,825	(A)	334,825
Change in operating assets and liabilities:
Prepaid expenses	(16,438)	—		(16,438)
Receivable from related parties	(8,126)	—		(8,126)
Other non-current assets	33,327	—		33,327
Accounts payable	(118,016)	—		(118,016)
Payable to related parties	(10,464)	—		(10,464)
Accrued liabilities	150	—		150
Other current liabilities	(180,696)	—		(180,696)

Net cash used in operating activities	(1,916,197)	—		(1,916,197)

INVESTING ACTIVITIES
Cash withdrawn from Trust Account	727,119	—		727,119

Net cash provided by investing activities	727,119	—		727,119

Net change in cash during period	(1,189,078)	—		(1,189,078)
Cash, beginning of period	1,576,508	—		1,576,508

Cash, end of period	$387,430	$—		$387,430

SUPPLEMENTAL DISCLOSURE
Cash paid for income taxes	$462,238	$—		$462,238

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$(599,020)	$(334,820	)(A)	$(933,840)

	Period from March 6, 2019 (Date of Inception) through June 30,2019
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net loss	$(28,802)	$10,746	(A)	$(18,056)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(218,104)	—		(218,104)
Change in fair value of warrant liability	—	(10,746	)(A)	(10,746)
Change in operating assets and liabilities:
Prepaid expenses	(176,337)	—		(176,337)
Accounts payable	70,695	—		70,695
Accrued liabilities	7,083	—		7,083
Other current liabilities	65,082	—		65,082

Net cash used in operating activities	(280,383)	—		(280,383)

INVESTING ACTIVITIES
Investment of cash in Trust Account	(172,500,000)	—		(172,500,000)

Net cash used in investing activities	(172,500,000)	—		(172,500,000)

FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000	—		25,000
Borrowing from related party	99,937	—		99,937
Repayment of borrowing from related party	(99,937)	—		(99,937)
Proceeds from sale of Private Placements Units	5,675,000	—		5,675,000
Proceeds from sale of common stock to underwriters	1,200,000	—		1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—		169,050,000
Payment of offering costs	(640,139)	—		(640,139)

Net cash provided by financing activities	175,309,861	—		175,309,861

Net change in cash during period	2,529,478	—		2,529,478
Cash, beginning of period	—	—		—

Cash end of period	$2,529,478	$—		$2,529,478

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$157,291	$—		$157,291

Change in value of common stock subject to possible redemption	$1,956,190	$10,744	(A)	$1,966,934

Fair value of warrant liability	$—	$116,264	(A)	$116,264

	Period from March 6, 2019 (Date of Inception) through September 30,2019
	As Filed	Restatement Adjustments		As Restated
OPERATING ACTIVITIES
Net income	$230,806	$(42,636	)(A)	$188,170
Adjustments to reconcile income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,151,957)	—		(1,151,957)
Change in fair value of warrant liability	—	42,636	(A)	42,636
Change in operating assets and liabilities:
Prepaid expenses	(187,100)	—		(187,100)
Receivable from related party	(30,054)	—		(30,054)
Other non-current assets	(53,368)	—		(53,368)
Accounts payable	96,632	—		96,632
Accrued liabilities	5,000	—		5,000
Other current liabilities	293,362	—		293,362

Net cash used in operating activities	(796,679)	—		(796,679)

INVESTING ACTIVITIES
Investment of cash in Trust Account, net	(172,500,000)	—		(172,500,000)
Cash withdrawn from Trust Account	71,590	—		71,590

Net cash used in investing activities	(172,428,410)	—		(172,428,410)

FINANCING ACTIVITIES
Proceeds from sale of common stock to Founders	25,000	—		25,000
Borrowing from related party	99,937	—		99,937
Repayment of borrowing from related party	(99,937)	—		(99,937)
Proceeds from sale of Private Placements Units	5,675,000	—		5,675,000
Proceeds from sale of common stock to underwriters	1,200,000	—		1,200,000
Proceeds from sale of Units, net of underwriting discounts paid	169,050,000	—		169,050,000
Payment of offering costs	(689,210)	—		(689,210)

Net cash provided by financing activities	175,260,790	—		175,260,790

Net change in cash during period	2,035,701	—		2,035,701
Cash, beginning of period	—	—		—

Cash, end of period	$2,035,701	$—		$2,035,701

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Offering costs included in accounts payable	$193,220	$—		$193,220

Change in value of common stock subject to possible redemption	$2,130,800	$(42,636	)(A)	$2,088,164

Fair value of warrant liability	$—	$116,264	(A)	$116,264

A –

The Restatement Adjustments reflect the entries to record the initial warrant liability from the Warrants issued as part of the Private Placement Units and to revalue the warrant liability to the then fair value at the end of each period presented. The initial fair value of the Warrants issued as part of the Private Placement Units of $116,264 was recorded in June 2019 as a warrant liability with an offset to additional paid-in capital. Each subsequent quarter end, starting with June 30, 2019, the warrant liability was adjusted to fair value and the difference is reflected in other income (expense) in the statement of operations and comprehensive income (loss). In addition, each period presented has an adjustment to the common stock subject to possible redemption to ensure that the Company maintains the required net tangible assets of at least $5,000,001.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On April 1, 2021, we filed our original Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Report”). Based upon their evaluation at that earlier time, our Chief Executive Officer and Chief Financial Officer had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in rules and forms of the SEC.

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

Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based upon the framework in “Internal Control – Integrated Framework” (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission. On April 1, 2021, we filed the Original Report. At that time, our Chief Executive Officer and our Chief Financial Officer had performed an evaluation and concluded that our internal control over financial reporting was effective as of December 31, 2020. Subsequent to performing that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that we did not maintain effective internal control over financial reporting as of December 31, 2020, due to a material weakness in our internal control over financial reporting, described below, related to mistakes in our accounting for warrants issued in connection with our private placement. Notwithstanding this material weakness, management has concluded that our audited financial statements included in this Annual Report on Amended Form 10-K/A are fairly stated in all material respects in accordance with GAAP for each of the periods presented herein.

Our internal control over financial reporting did not result in the proper classification of certain of the warrants we issued in June 2019 which, due to its impact on our financial statements, we determined to be a material weakness. This mistake in classification was brought to our attention only when the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those we issued at the time of our initial public offering in June 2019. In response to this material weakness, the Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we are improving these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards. Our plans at this time include acquiring enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding the application of complex accounting transactions. In addition, we are expecting to consummate the Business Combinations in the near term, and as a result, make changes to the individuals who are part of the finance function at the Company. Our remediation plan can only be accomplished over time and will be continually reviewed to determine that it is achieving its objectives. We can offer no assurance that these initiatives will ultimately have the intended effects.

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

•

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

•

reviewing with each of the internal auditors and independent registered public accounting firm the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation.

•

reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;

•

reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;

•

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

•

reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;

•

reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in, earnings press releases and earnings guidance provided to analysts and rating agencies;

•

discussing with management and the independent registered public accounting firm any changes in the Company’s critical accounting principles and the effects of alternative GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;

•	reviewing material pending legal proceedings involving the Company and other contingent liabilities;

•

meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;

•

reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;

•

establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

•

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

•	establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.

Compensation Committee

We have established a compensation committee of the Board of Directors. The members of our Compensation Committee are Messrs. Mikulsky and Frostig. Mr. Mikulsky serves as chairman of the compensation committee. We have adopted a compensation committee charter, which details the purpose and responsibility of the compensation committee, including:

•	reviewing the performance of the Chief Executive Officer and executive management;

•	assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);

•

reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluate the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and set Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the company philosophy;

•	approving the salaries, bonus and other compensation for all executive officers;

•	reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;

•	reviewing and discussing with the Board of Directors and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;

•	reviewing and making recommendations concerning executive compensation policies and plans;

•	reviewing and recommending to the Board of Directors the adoption of or changes to the compensation of the Company’s directors;

•	reviewing and approving the awards made under any executive officer bonus plan, and provide an appropriate report to the Board of Directors;

•

reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board of Directors, acting on as the “Plan Administrator” for equity-based and employee benefit plans;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;

•	reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;

•	assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•	issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;

•	annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board of Directors any proposed changes to the charter or the committee; and

•

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

Nominating and Corporate Governance Committee

We have established a nominating and corporate governance committee of the Board of Directors. The members of our nominating and corporate governance are Messrs. Frostig, Mikulsky and Miotto. Mr. Frostig serves as chair of the nominating and corporate governance committee. We have adopted a nominating and corporate governance committee charter, which details the purpose and responsibilities of the nominating and corporate governance committee, including:

•	developing and recommending to the Board of Directors the criteria for appointment as a director;

•	identifying, considering, recruiting and recommending candidates to fill new positions on the Board of Directors;

•	reviewing candidates recommended by stockholders;

•	conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and

•	recommending director nominees for approval by the Board of Directors and election by the stockholders at the next annual meeting.

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

•

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

•

Unless we consummate our initial business combination, our management team and Sponsor will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account.

•

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

In general, executive officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties or contractual obligations.

Individual	Entity	Entity’s Business	Affiliation
Dr. Raluca Dinu	GigCapital3, Inc. Kaleyra, Inc. GigManagement, LLC GigCapital4, Inc. GigCapital5, Inc. GigCapital6, Inc.	PPE (SPAC) Mobile Messaging Services Management Company PPE (SPAC) PPE (SPAC) PPE (SPAC)

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

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of the date of this Annual Report, and as adjusted to reflect the sale of our shares of common stock included in the Units, by:

•	each person known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock;

•	each of our management team that beneficially owns shares of common stock; and

•	all our management team as a group.

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

Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned		Approximate Percentage of Outstanding Common Stock (2)
GigAcquisitions, LLC (3)	4,500,237	(4)	22.71%
Dr. Avi S. Katz (3)	4,500,237	(4)	22.71%
Dr. Raluca Dinu	—		—
Brad Weightman	—		—
Neil Miotto	—		—
John Mikulsky	—		—
Gil Frostig	—		—

All directors and officers as a group (6 individuals)	4,500,237		22.71%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1731 Embarcadero Road, Suite 200, Palo Alto CA.
(2)	Based on 19,812,315 shares of common stock outstanding as of December 31, 2020.
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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

Financial Statements: See “Item 8. Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1**	Business Combination Marketing Agreement, dated June 5, 2019 between the Company and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 1.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

2.1‡*****	Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

2.2‡*****	Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., Cloudbreak Health, LLC, Cloudbreak Merger Sub, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

2.3††	First Amendment to Business Combination Agreement, dated as of January 29, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 2.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on February 4, 2021)

2.4††††	Second Amendment to Business Combination Agreement, dated as of March 23, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on March 26, 2021)

3.1*	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

3.2**	Amended and Restated Certificate of Incorporation of GigCapital2, Inc. (incorporated by reference to Exhibit 3.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019).

3.3*	Bylaws of GigCapital2, Inc. (incorporated by reference to Exhibit 3.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019).

3.4†	Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed by the Registrant on December 8, 2020).

3.5††††	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on March 10, 2021)

4.1*	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.2*	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

Exhibit No.	Description

4.3*	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.4*	Specimen Right Certificate (incorporated by reference to Exhibit 4.5 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

4.5**	Warrant Agreement, dated June 10, 2019, by and between GigCapital2, Inc. and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

4.6**	Right Agreement, dated June 10, 2019, between the Company and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.1**	Insider Letter Agreement among the Company, the Founders, and Northland Securities, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.2**	Letter Agreement among the Company and its executive officers and directors (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.3*	Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Sponsor (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.4*	Founder Shares Subscription Agreement, dated March 12, 2019, between the Company and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.4 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.5*	Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Sponsor (incorporated by reference to Exhibit 10.5 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.6*	Amended and Restated Founder Shares Subscription Agreement, dated April 29, 2019, between the Company and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.6 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.7*	Stock Transfer Agreement and Consent, dated as of April 29, 2019, between GigAcquisitions2, LLC, Northland Gig 2 Investment LLC, EarlyBirdCapital, Inc. and certain of its affiliates as identified on Schedule 1 thereto, and the Company (incorporated by reference to Exhibit 10.7 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.8*	Form of Insider Shares Grant Agreement between the Company and Tara McDonough (incorporated by reference to Exhibit 10.8 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.9**	Unit Purchase Agreement, dated June 5, 2019, by and between GigCapital2, Inc. and GigAcquisitions2, LLC (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.10**	Unit Purchase Agreement, dated June 5, 2019, by and between GigCapital2, Inc. and EarlyBirdCapital, Inc. (incorporated by reference to Exhibit 10.4 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.11**	Unit Purchase Agreement, dated June 5, 2019, by and between GigCapital2, Inc. and Northland Gig 2 Investment LLC (incorporated by reference to Exhibit 10.5 filed on GigCapital2, Inc.s’ Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

Exhibit No.	Description

10.12**	Share Purchase Agreement between the Company and Northland Securities, Inc. (incorporated by reference to Exhibit 10.6 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.13**	Registration Rights Agreement between the Company, the Founders, Northland Securities, Inc., and Tara McDonough (incorporated by reference to Exhibit 10.7 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.14*	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.14 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.15*	Strategic Services Agreement and Confidential Information and Invention Assignment Agreement, each dated March 20, 2019, by and between the Company and Tara McDonough (incorporated by reference to Exhibit 10.15 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.16*	Promissory Note issued in favor of Sponsor, dated March 12, 2019 (incorporated by reference to Exhibit 10.16 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.17*	Administrative Services Agreement between the Company and GigFounders, LLC, dated as of March 20, 2019 (incorporated by reference to Exhibit 10.17 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

10.18**	Investment Management Trust Agreement, dated June 10, 2019, between Continental Stock Transfer & Trust Company and the Company (incorporated by reference to Exhibit 10.8 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 10, 2019)

10.19***	Strategic Services Agreement, dated August 6, 2019, by and between GigCapital2, Inc. and Walter Weightman (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on August 8, 2019)

10.20****	Amended and Restated Strategic Services Agreement, dated as of June 30, 2020, by and between GigCapital2, Inc. and Walter Weightman (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on July 6, 2020)

10.21*****	Stockholder Support Agreement dated as of November 20, 2020, by and among GigCapital2, Inc. and certain stockholders of UpHealth Holdings, Inc. (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.22*****	Member Support Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc. and certain members of Cloudbreak Health, LLC (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.23*****	Sponsor Support Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., GigAcquisitions2, LLC and Cloudbreak Health, LLC (incorporated by reference to Exhibit 10.3 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on November 23, 2020)

10.24††	Working Capital Promissory Note, dated December 19, 2020 ((incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on December 22, 2020)

10.25†††	Form of PIPE Subscription Agreement (incorporated by reference to Exhibit 10.1 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on January 21, 2021)

10.26†††	Form of Convertible Note Subscription Agreement (incorporated by reference to Exhibit 10.2 filed on GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on January 21, 2021)

14*	Code of Ethics (incorporated by reference to Exhibit 14 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

Exhibit No.	Description

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1‡‡	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2‡‡	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1*	Audit Committee Charter (incorporated by reference to Exhibit 99.1 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

99.2*	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

99.3*	Nominating and Corporate Governance Committee Charter (incorporated by reference to Exhibit 99.3 filed on GigCapital2, Inc.’s Registration Statement on Form S-1/A, filed by the Registrant on May 31, 2019)

*	Previously filed with that certain Registration Statement on Form S-1 filed with the Securities and Exchange Commission on May 31, 2019, and incorporated herein by reference.
**	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on June 10, 2019, and incorporated herein by reference.
***	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on August 8, 2019, and incorporated herein by reference.
****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2020.
*****	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2020, and incorporated herein by reference.
†	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 8, 2020.
††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on December 22, 2020.
†††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on January 21, 2021.
††††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2021.
†††††	Previously filed with that certain Current Report on Form 8-K filed with the Securities and Exchange Commission on March 26, 2021.

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

GigCapital2, Inc.

Date: April 21, 2021	By:	/s/ Raluca Dinu
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

Name	Title	Date

/s/ Raluca Dinu	President and Chief Executive Officer (Principal Executive Officer)	April 21, 2021
Dr. Raluca Dinu

/s/ Brad Weightman	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 21, 2021
Brad Weightman

/s/ Avi S. Katz	Chairman of the Board of Directors	April 21, 2021
Dr. Avi S Katz

/s/ Neil Miotto	Director	April 21, 2021
Neil Miotto

/s/ John Mikulsky	Director	April 21, 2021
John Mikulsky

/s/ Gil Frostig	Director	April 21, 2021
Gil Frostig