Form 10-Q
period 2021-03-31
GigCapital2, Inc.
filed 2021-05-17
CIK 1770141

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 13, 2021, the registrant had 19,812,315 shares of common stock, $0.0001 par value per share, outstanding.

GIGCAPITAL2, INC.

Quarterly Report on Form 10-Q

i

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

GIGCAPITAL2, INC.

Condensed Balance Sheets

(Unaudited)

	March 31, 2021	December 31, 2020
ASSETS
Current assets
Cash	$145,586	$478,737
Prepaid expenses	44,832	62,691
Receivable from related parties	543	1,400
Total current assets	190,961	542,828
Cash and marketable securities held in Trust Account	149,605,455	168,384,949
TOTAL ASSETS	$149,796,416	$168,927,777
LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$327,563	$86,528
Payable to related parties	146,595	15,709
Accrued liabilities	2,988,440	2,153,000
Notes payable to related parties	300,000	300,000
Total current liabilities	3,762,598	2,555,237
Warrant liability	425,625	1,112,300
Total liabilities	4,188,223	3,667,537
Commitments and contingencies (Note 6)
Common stock subject to possible redemption, 14,060,819 and 16,026,023 shares as of March 31, 2021 and December 31, 2020, respectively, at a redemption value of $10.00 per share	140,608,190	160,260,230
Stockholders’ equity
Preferred stock, par value of $0.0001 per share; 1,000,000 shares authorized; none issued or outstanding	—	—
Common stock, par value of $0.0001 per share; 100,000,000 shares authorized; 5,751,496 and 5,639,096 shares as of March 31, 2021 and December 31, 2020, respectively, issued and outstanding	575	564
Additional paid-in capital	9,769,743	8,833,172
Accumulated deficit	(4,770,315)	(3,833,726)
Total stockholders’ equity	5,000,003	5,000,010
TOTAL LIABILITIES, COMMON STOCK SUBJECT TO REDEMPTION AND STOCKHOLDERS’ EQUITY	$149,796,416	$168,927,777

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Revenues	$—	$—
General and administrative expenses	1,624,076	600,414
Loss from operations	(1,624,076)	(600,414)
Other income
Other income	686,675	5,675
Interest income on cash and marketable securities held in Trust Account	4,070	915,995
Income (loss) before provision for income taxes	(933,331)	321,256
Provision for income taxes	3,258	238,568
Net income (loss) and comprehensive income (loss)	$(936,589)	$82,688
Net loss attributable to common stockholders	$(937,165)	$(436,015)
Weighted-average shares of common stock outstanding, basic and diluted	5,695,296	5,216,179
Net loss per share of common stock, basic and diluted	$(0.16)	$(0.08)

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Stockholders’ Equity

(Unaudited)

	Common Stock		Additional
Three Months Ended March 31, 2021	Shares	Amount	Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
Balance as of December 31, 2020	5,639,096	$564	$8,833,172	$(3,833,726)	$5,000,010
Shares subject to redemption	1,965,204	196	19,651,844	—	19,652,040
Shares redeemed	(1,852,804)	(185)	(18,715,273)	—	(18,715,458)
Net loss	—	—	—	(936,589)	(936,589)
Balance as of March 31, 2021	5,751,496	$575	$9,769,743	$(4,770,315)	$5,000,003

	Common Stock		Additional
Three Months Ended March 31, 2020	Shares	Amount	Paid-In Capital	Retained Earnings	Stockholders’ Equity
Balance as of December 31, 2019	5,220,358	$522	$4,704,364	$295,115	$5,000,001
Shares subject to redemption (As Restated)	(8,268)	(1)	(82,679)	—	(82,680)
Net income (As Restated)	—	—	—	82,688	82,688
Balance as of March 31, 2020 (As Restated)	5,212,090	$521	$4,621,685	$377,803	$5,000,009

The accompanying notes are an integral part of these condensed financial statements.

GIGCAPITAL2, INC.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2021	2020
		(As Restated)
OPERATING ACTIVITIES
Net income (loss)	$(936,589)	$82,688
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(4,070)	(915,995)
Change in fair value of warrant liability	(686,675)	(5,675)
Change in operating assets and liabilities:
Prepaid expenses	17,859	5,138
Receivable from related parties	857	(200)
Other non-current assets	—	20,001
Accounts payable	241,035	8,701
Payable to related parties	130,886	(4,922)
Accrued liabilities	835,440	24,269
Other current liabilities	—	238,568
Net cash used in operating activities	(401,257)	(547,427)
INVESTING ACTIVITIES
Cash withdrawn from Trust Account	18,783,564	164,932
Net cash provided by investing activities	18,783,564	164,932
FINANCING ACTIVITIES
Redemption of public units	(18,715,458)	—
Net cash used in financing activities	(18,715,458)	—
Net change in cash during period	(333,151)	(382,495)
Cash, beginning of period	478,737	1,576,508
Cash, end of period	$145,586	$1,194,013
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Offering costs included in accounts payable and accrued liabilities	$—	$108,220
Change in value of common stock subject to possible redemption	$(936,582)	$82,680

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from March 6, 2019 (date of inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Offering”), as described in Note 4, and identifying a target Business Combination, as described below. The Company will not generate any operating revenues until after completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Going Concern Consideration

As of March 31, 2021, the Company had $145,586 in cash and a working capital deficit of $3,571,637. Further, the Company has no present revenue, its business plan is dependent on the completion of a financing and it expects to continue to incur significant costs in pursuit of its financing and acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. There is no assurance that the Company’s plans to raise capital or to consummate a Business Combination will be successful or successful within the target business acquisition period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The UpHealth BCA

Pursuant to the terms of the UpHealth BCA, as amended, GigCapital2 will acquire UpHealth through the statutory merger of UpHealth Merger Sub with and into UpHealth, with UpHealth surviving the merger as a wholly owned subsidiary of GigCapital2 (the “UpHealth Merger”). At the effective time of the UpHealth Merger, each share of UpHealth common stock will be canceled and converted into the right to receive a number of shares of common stock, par value $0.0001 per share, of GigCapital2 (the “GigCapital2 Common Stock”) equal to the Exchange Ratio. The Exchange Ratio will be equal to the Aggregate Merger Consideration divided by the sum of the aggregate number of shares of UpHealth common stock issued and outstanding immediately prior to the effective time of the UpHealth Merger. The Aggregate Merger Consideration shall not exceed 99,000,000 shares of GigCapital2 Common Stock, subject to certain adjustments, less the Thrasys Incentive Amount (as defined below). UpHealth has previously entered into a share purchase agreement providing for the purchase of 90% or more of the equity interests of Glocal Healthcare Systems Private Limited, a company incorporated under the laws of India (“Glocal”), with the UpHealth BCA providing for a purchase price adjustment for every 1% less than 90% of the equity interests that is owned by UpHealth upon the closing of the UpHealth Merger. UpHealth as of the date of entry into the UpHealth BCA owned approximately 43% of the equity interests of Glocal. As of May 14, 2021, UpHealth had acquired additional equity interests of Glocal such that it owned in excess of 90% of the equity interests of Glocal.

Adjustments to the Aggregate Merger Consideration will be made to the extent that the indebtedness at the closing of the UpHealth Merger less the cash and cash equivalents of UpHealth and its subsidiaries as of immediately before such time is greater than $33,850,000 (excluding any Acquisition Promissory Notes). The Acquisition Promissory Notes are promissory notes previously issued by UpHealth for its acquisitions of Thrasys, Inc., a California corporation (“Thrasys”), Behavioral Health Services, LLC, a Missouri limited liability company (“Behavioral Health Services”), TTC Healthcare, Inc., a Delaware corporation (“TTC Healthcare”), Innovations Group, Inc., a Utah corporation (“Innovations Group”) and the interests in Glocal with a maximum aggregate principal amount of $86,200,000, of which $35,500,000 is due and payable on the date that is one business day after the Closing.

Two individuals who are officers of UpHealth, and were shareholders of Thrasys prior to its merger with UpHealth, will following the closing of the UpHealth Merger, if he or she is a service provider to GigCapital2, UpHealth or any of its subsidiaries as of the date of grant, be awarded restricted stock units of GigCapital2 (the “Thrasys Incentive Amount”).

The Thrasys Incentive Amount that shall be eligible to be granted shall be (a) 32.016% multiplied by (b) 15.136% multiplied by (c) the Adjusted Aggregate Merger/Incentive Amount (as defined in the UpHealth BCA). The Adjusted Aggregate Merger/Incentive Amount shall be (a) $990,000,000, subject to certain adjustments, divided by (b) $10.00. In the event that either individual ceases to be a service provider to GigCapital2, UpHealth or any of its subsidiaries as of the date of grant, the portion of the Thrasys Incentive Amount allocated to such individual will not be reallocated to the other individual. Such restricted stock units shall vest into shares of GigCapital2 Common Stock at the earlier of (i) the date that is one year after the closing of the UpHealth Merger, (ii) the date on which the last sale price of GigCapital2 Common Stock equals or exceeds $12.50 per share (as adjusted for stock  splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the closing of the UpHealth Business Combination, or (iii) the date on which GigCapital2 completes a liquidation, merger, stock exchange or other similar transaction that results in all of the GigCapital2’s stockholders having the right to exchange their shares of GigCapital2 Common Stock for cash, securities or other property. If either of these individuals ceases to be a service provider to GigCapital2, UpHealth or any of its Subsidiaries prior to any vesting date, the unvested portion of the restricted stock units shall be cancelled and surrendered to GigCapital2.

The Cloudbreak BCA

Pursuant to the terms of the Cloudbreak BCA, as amended, GigCapital2 will acquire Cloudbreak through the statutory merger of Cloudbreak Merger Sub with and into Cloudbreak, with Cloudbreak surviving the merger as a wholly owned subsidiary of GigCapital2 (the “Cloudbreak Merger”). At the effective time of the Cloudbreak Merger (the “Cloudbreak Effective Time”): (i) each Common Unit (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Common Unit Exchange Ratio (together with any Business Combination Share Adjustment to which each Common Unit is entitled, the “Common Unit Merger Consideration”); (ii) each Series A Preferred Unit (and the membership interests represented thereby) issued and outstanding immediately prior to the Cloudbreak Effective Time shall be converted into the right to receive a number of shares of GigCapital2 Common Stock equal to the Preferred Unit Exchange Ratio (in addition to any Business Combination Share Adjustment to which each Series A Preferred Unit is entitled); and (iii) each Option that is outstanding and unexercised immediately prior to the Cloudbreak Effective Time, whether vested or unvested, shall be assumed by GigCapital2 and converted into an option to purchase a number of shares of GigCapital2 Common Stock in an amount set forth on the Allocation Schedule, which amount shall be equal to the product of (i) the number of Common Units subject to such Option, multiplied by (ii) the Common Unit Exchange Ratio (each such converted option, an “Exchanged Option”). Each holder of Exchanged Options shall also be entitled to any Business Combination Share Adjustment made pursuant to the Cloudbreak BCA. Additionally, immediately prior to the Cloudbreak Effective Time, each Common Warrant shall convert into Common Units in accordance with their terms. The aggregate number of shares of GigCapital2 Common Stock issuable at the closing of the Cloudbreak Merger, and upon the exercise of all Exchanged Options on a net exercise basis, shall equal 11,000,000 shares of GigCapital2 Common Stock.

Furthermore, in connection with the closing of the Cloudbreak Combination (the “Cloudbreak Closing”), (i) GigCapital2 has agreed to repay or cause to be repaid on behalf of Cloudbreak certain debt obligations of Cloudbreak and (ii) the Significant UpHealth Stockholders have agreed to subject 5,500,000 of their shares of GigCapital2 Common Stock (as adjusted for stock splits, combinations, reorganizations and the like) that they would receive upon the closing of the UpHealth Combination (the “UpHealth Closing”) to potential forfeiture and transfer (such transfer, the “Business Combination Share Adjustment”) to the Members in connection with a Valuation Shortfall (as defined below) on the 540th day from the Closing Date (or if such day is not a Business Day, the following Business Day) (the “Measurement Date”) as provided in the Cloudbreak BCA.

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

On April 23, 2021, GigCapital2 executed a Third Amendment to the UpHealth BCA with the parties to the UpHealth BCA, solely to amend Section 9.01(b) of the UpHealth BCA (the “UpHealth BCA Amendment No. 3”) for the purpose of extending the Outside Date, as such term is used in the UpHealth BCA Amendment No. 3, to June 10, 2021.

Amendment to the Cloudbreak BCA

On April 23, 2021, GigCapital2 also executed an Amendment to the Cloudbreak BCA with the parties to the Cloudbreak BCA, solely to amend Section 9.01(b) of the Cloudbreak BCA (the “Cloudbreak BCA Amendment”) for the purpose of extending the Outside Date, as such term is used in the Cloudbreak BCA Amendment, to June 10, 2021.

Termination

The UpHealth BCA and the Cloudbreak BCA each allow the parties to terminate such agreements if certain conditions described therein are satisfied. Additionally, under the Cloudbreak BCA, Cloudbreak is allowed to terminate the Cloudbreak BCA if there is less than $125,000,000 of cash and cash equivalents in the Trust Account at any time prior to the Cloudbreak Closing

PIPE Subscription Agreement

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

On February 16, 2021, the Company filed a registration statement on Form S-1 with the SEC. This registration statement registers the resale of the PIPE Shares, par value $0.0001 per share of the Common Stock of the Company, by the selling stockholders named in the prospectus (or their permitted transferees) who are to be issued the PIPE Shares in a private placement immediately prior to the closing of the Business Combinations. This registration statement was subsequently amended, with the Company filing the most recent amended registration statement on May 6, 2021.

The PIPE Shares are not issued and outstanding and the holders of the PIPE Shares will not receive any proceeds from the Trust Account established in connection with GigCapital2’s initial public offering in the event GigCapital2 does not consummate an initial Business Combination by the June 10, 2021 deadline in its current Amended and Restated Certificate of Incorporation. In the event the Business Combinations are not approved by GigCapital2 stockholders or the other conditions precedent to the consummation of the Business Combinations are not met, then the PIPE Shares will not be issued and GigCapital2 will seek to withdraw the registration statement prior to its effectiveness.

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

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) pursuant to the rules and regulations of the SEC and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2021, and the results of operations and cash flows for the periods presented. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company's Amended Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with SEC on April 21, 2021, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2020 is derived from the audited financial statements presented in the Company’s Amended Annual Report on Form 10-K/A for the year ended December 31, 2020. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Net Loss Per Share of Common Stock

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 and 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating its diluted net loss per share, the Company has not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method and (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of the Company’s initial Business Combination. Since the Company was in a net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

Reconciliation of Net Loss Per Common Share

In accordance with the two-class method, the Company’s net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not the losses of the Company. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net income (loss)	$(936,589)	$82,688
Less: net income attributable to common stock subject to redemption	(576)	(518,703)
Net loss attributable to common stockholders	$(937,165)	$(436,015)
Weighted-average common shares outstanding, basic and diluted	5,695,296	5,216,179
Net loss per share common share, basic and diluted	$(0.16)	$(0.08)

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

Cash and Marketable Securities Held in Trust Account

As of March 31, 2021, the assets held in the Trust Account consisted of money market funds and cash.

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

Common Stock Subject to Possible Redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The Company prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. The amount accrued for interest and penalties during the quarter ended March 31, 2021 was $2,898, which was related to 2019 income taxes. No amounts were paid or accrued for the payment of interest and penalties during the quarter ended March 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Warrant Liability

The Company accounts for warrants for shares of the Company’s common stock that are not indexed to its own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income on the condensed statements of operations and comprehensive income (loss). The Company will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

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

5. RELATED PARTY TRANSACTIONS

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 shares of common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, the Company effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, the Company effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the Sponsor, Northland Investment, EarlyBird and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of March 31, 2021 and December 31, 2020. The Founder Shares are identical to the common stock included in the Units sold in the Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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

Upon such election, the Working Capital Note will convert, at a price of $10.00 per Unit, into Units identical to the Private Placement Units issued in connection with the Company’s Offering. The issuance of the Working Capital Note resulted in a contingent beneficial conversion feature which was determined to be insignificant and will be recorded when the Business Combinations close.

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

7. STOCKHOLDERS’ EQUITY

Common Stock

The authorized Common Stock of the Company includes up to 100,000,000 shares. Holders of the Company’s Common Stock are entitled to one vote for each share of common stock. As of March 31, 2021 and December 31, 2020, there were 5,751,496 and 5,639,096 shares of Common Stock issued and outstanding and not subject to possible redemption (of which there are 14,060,819 and 16,026,023 such shares outstanding, respectively).

In connection with the First Extension as described in Note 1, to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination transaction from December 10, 2020 to March 10, 2021, stockholders elected to redeem 579,881 shares of the Company’s Common Stock, which represents approximately 3.4% of the shares that were part of the Units that were sold in the Company’s Offering. As such in December 2020, the Company paid $5,857,340 to redeem the 579,881 shares of Common Stock. Following such redemptions, $168,384,949 remained in the Trust Account and 21,665,119 shares of Common Stock remained issued and outstanding as of December 31, 2020.

In connection with the Second Extension as described in Note 1, to amend the Company’s Amended and Restated Certificate of Incorporation to extend the date by which the Company must consummate a Business Combination transaction from March 10, 2021 to June 10, 2021, stockholders elected to redeem 1,852,804 shares of the Company’s Common Stock, which represents approximately 10.7% of the shares that were part of the Units that were sold in the Company’s Offering. As such in March 2021, the Company paid $18,715,458 to redeem the 1,852,804 shares of Common Stock. Following such redemptions, $149,605,455 remained in the Trust Account and 19,812,315 shares of Common Stock remained issued and outstanding as of March 31, 2021.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s Board of Directors (the “Board”). As of March 31, 2021 and December 31, 2020, there were no shares of preferred stock issued and outstanding.

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

As of March 31, 2021 and December 31, 2020, there were 17,817,500 Warrants outstanding.

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

As of March 31, 2021 and December 31, 2020, there were 17,817,500 rights outstanding.

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

The Company has determined that the Warrants issued as part of the Private Placement Units are subject to treatment as a liability. As the transfer of these Warrants to anyone other than the purchasers or their permitted transferees, would result in these Warrants having substantially the same terms as the Warrants issued in the Offering, the Company has determined that the fair value of each Warrant issued as part of the Private Placement Units approximates the fair value of a Warrant issued in the Offering. Accordingly, the Warrants issued as part of the Private Placement Units are classified as Level 2 financial instruments.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description:	Level	March 31, 2021	December 31, 2020
Assets:
Cash and marketable securities held in Trust Account	1	$149,605,455	$168,384,949
Liabilities:
Warrant liability	2	$425,625	$1,112,300

9. RESTATEMENT OF CONDENSED FINANCIAL STATEMENTS

The Company restated its financial statements as of December 31, 2020 and 2019, for the year ended December 31, 2020 and the period from March 6, 2019 (Date of Inception) through December 31, 2019, and presented the impact of the restatement on the relevant unaudited interim financial information for each of the quarterly periods during the year ended December 31, 2020 and the period from March 6, 2019 (Date of Inception) through December 31, 2019 on Form 10-K/A filed on April 21, 2021, to correct misstatements in those prior periods primarily related to misstatements identified in improperly applying accounting guidance on certain warrants, recognizing them as equity instead of a warrant liability, under the guidance of Accounting Standards Codification (“ASC”) 815-40, Contracts in Entity’s Own Equity (“ASC 815-40”).

The errors that caused the Company to conclude that its financial statements should be restated are the result of a misapplication of the guidance on accounting for certain of its issued warrants, which came to light when the staff of the SEC issued a Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) dated April 12, 2021 (the “SEC Staff Statement”). The SEC Staff Statement addresses certain accounting and reporting considerations related to warrants of a kind similar to those issued by the Company at the time of its initial public offering in June 2019. Based on ASC 815-40, warrant instruments that do not meet the criteria to be considered indexed to an entity’s own stock shall be initially classified as liabilities at their estimated fair values. In periods subsequent to issuance, changes in the estimated fair value of the derivative instruments should be reported in the statement of operations and comprehensive income (loss).

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

The restatement tables below present a reconciliation from the previously reported amounts to the restated amounts. The amounts originally reported were derived from the Company’s Quarterly Report on Form 10-Q for the interim period ended March 31, 2020. Certain line items in the quarterly financial data below were excluded because they were not impacted by the restatement.

	Three Months Ended March 31, 2020
Condensed Statements of Operations and Comprehensive Income (Loss)	As Originally Reported	Adjustments	As Restated
Revenues	$—	$—	$—
General and administrative expenses	600,414	—	600,414
Loss from operations	(600,414)	—	(600,414)
Other income
Other income	—	5,675	5,675
Interest income	915,995	—	915,995
Income before provision for income taxes	315,581	5,675	321,256
Provision for income taxes	238,568	—	238,568
Net income and comprehensive income	$77,013	$5,675	$82,688
Net loss attributable to common stockholders	$(442,226)	$6,211	$(436,015)
Weighted-average shares of common stock outstanding, basic and diluted	5,198,305	17,874	5,216,179
Net loss per share of common stock, basic and diluted	$(0.09)	$(0.01)	$(0.08)

	Three Months Ended March 31, 2020
Condensed Statements of Cash Flows	As Originally Reported	Adjustments	As Restated
OPERATING ACTIVITIES
Net loss	$77,013	$5,675	$82,688
Change in fair value of warrant liability	—	(5,675)	(5,675)
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Change in value of common stock subject to possible redemption	$77,010	$5,670	$82,680

10. SUBSEQUENT EVENTS

As noted in Note 1, on April 23, 2021, GigCapital2 executed the UpHealth BCA Amendment No. 3 for the purpose of extending the Outside Date, as such term is used in the UpHealth BCA Amendment No. 3, to June 10, 2021.

In addition, on that same date, as also noted in Note 1, GigCapital2 also executed the Cloudbreak BCA Amendment for the purpose of extending the Outside Date, as such term is used in the Cloudbreak BCA Amendment, to June 10, 2021.

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

We had until December 10, 2020 to complete a Business Combination. On December 8, 2020, after approval by our stockholders of Extension Amendment No. 1 at our annual meeting of stockholders, we filed the Extension Amendment No. 1 to our current Amended and Restated Certificate of Incorporation to extend the date by which we had to consummate an initial Business Combination from December 10, 2020 to March 10, 2021. In connection with Extension Amendment No. 1, an aggregate 579,881 shares of the Company’s Common Stock were redeemed, and $5,857,340 was withdrawn out of the Trust Account to pay for such redemption.

On March 10, 2021, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved Extension Amendment No. 2. The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of March 10, 2021. In connection with this Extension Amendment No. 2, an aggregate 1,852,804 shares of the Company’s Common Stock were redeemed, and $18,715,458 was withdrawn out of the Trust Account to pay for such redemption.

After these redemptions, approximately $149.6 million remained in our Trust Account to consummate a Business Combination as of March 31, 2021.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. For the period from March 6, 2019 (date of inception) through March 31, 2021, our only activities have been organizational activities, those necessary to prepare for the Offering and to identify a target business for the Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held in the Trust Account at UBS Financial Services, Inc. in New York, New York with Continental Stock Transfer & Trust Company acting as trustee, which was funded after the Offering to hold an amount of cash and marketable securities equal to that raised in the Offering. Due to the recent impact from the COVID-19 pandemic that started in March 2020, many investors sold U.S. treasuries to meet their investment objectives, including but not limited to, the purchase of depressed equities, the forced sale by losses on other positions, and the need to settle short-term debts. This created volatility in the financial markets and reduced return on investments in U.S. treasury bills. As a result, we shifted our investment portfolio held in the Trust Account from U.S. treasury bills to money market funds in May 2020. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had a net loss of $936,589, which consisted of operating expenses of $1,624,076 and a provision for income taxes of $3,258 partially offset by other income from the change in fair value of the warrant liability $686,675 and interest income on marketable securities held in the Trust Account of $4,070. For the three months ended March 31, 2020, we generated net income of $82,688, which consisted of interest income on marketable securities held in the Trust Account of $915,995 that was partially offset by operating expenses of $600,414 and a provision for income taxes of $238,568. The decrease in interest income from marketable securities held in the Trust Account was primarily due to the decline in market value of these securities, which was a direct result from the pandemic as the financial markets came to terms with the damaging effects of the COVID-19 pandemic starting in March 2020 when investors rushed out of U.S. treasuries and into cash.

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

As of March 31, 2021, we held cash and marketable securities in the Trust Account of $149,605,455 (including $2,899,317 of interest income earned, less $1,221,063 withdrawn from the interest earned on the Trust Account to pay tax obligations and $24,572,798 on redemptions) in the Trust Account. The marketable securities consisted of money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 which invest only in direct U.S. government obligations. Interest income earned from the funds held in the Trust Account may be used by us to pay taxes. For the three months ended March 31, 2021, we withdrew $68,105 from the interest earned on the Trust Account to pay tax obligations.

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

For the three months ended March 31, 2021, cash used in operating activities was $401,257, consisting of a net loss of $936,589, a decrease in the fair value of the warrant liability $686,675 and interest earned on marketable securities held in the Trust Account of $4,070, partially offset by an increase in net operating liabilities of $1,207,361, including accrued liabilities of $835,440 and other payables of $371,921 plus an increase in net operating assets, primarily prepaid expenses, of $18,716.

For the three months ended March 31, 2020, cash used in operating activities was $547,427, consisting of interest earned on marketable securities held in the Trust Account of $915,995 and a decrease in the fair value of the warrant liability of $5,675 partially offset by net income of $82,688 and changes in operating assets and liabilities of $291,555.

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

As of March 31, 2021 and December 31, 2020, we had cash of $145,586 and $478,737, respectively, held outside the Trust Account. We intend to manage existing funds to ensure the proceeds not held in the Trust Account will be sufficient to allow us to operate for at least 24 months from the closing date of the Offering, assuming that a Business Combination is not consummated during that time. Over this time period, we intend to use these funds primarily for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

On March 10, 2021, the Company held a special meeting of its stockholders (the “Special Meeting”). At the Special Meeting, the Company’s stockholders approved Extension Amendment No. 2 to extend the date by which the Company must consummate a Business Combination from March 10, 2021 to June 10, 2021 (the date which is 24 months from the closing date of the IPO). The certificate of amendment was filed with the Delaware Secretary of State and has an effective date of March 10, 2021.

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

Off-Balance Sheet Arrangements

As of March 31, 2021, we have not entered into any off-balance sheet financing arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

As of March 31, 2021 and December 31, 2020, we do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities, other than an agreement to pay our Sponsor a monthly fee of $20,000 for office space, administrative services and secretarial support. We began incurring these fees on June 6, 2019 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination or the liquidation of the Company.

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

Net Loss Per Common Share

Net loss per share of common stock is computed by dividing net loss by the weighted-average number of shares of common stock outstanding for the period. We apply the two-class method in calculating the net loss per common share. Shares of common stock subject to possible redemption as of March 31, 2021 and 2020 have been excluded from the calculation of the basic net loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. When calculating our diluted net loss per share, we have not considered the effect of (i) the incremental number of shares of common stock to settle warrants sold in the Offering and Private Placement, as calculated using the treasury stock method; and (ii) the contingently issuable shares associated with the rights sold in the Offering and Private Placement to receive one-twentieth (1/20) of one share of common stock upon the consummation of our initial business combination. Since we were in net loss position during the periods after deducting net income attributable to common stock subject to redemption, diluted net loss per common share is the same as basic net loss per common share for the periods presented as the inclusion of all potential common shares outstanding would have been anti-dilutive.

In accordance with the two-class method, our net income (loss) is adjusted for net income that is attributable to common stock subject to redemption, as these shares only participate in the income of the Trust Account and not our losses. Accordingly, net loss per common share, basic and diluted, is calculated as follows:

	Three Months Ended March 31,
	2021	2020
		(As Restated)
Net income (loss)	$(936,589)	$82,688
Less: net income attributable to common stock subject to redemption	(576)	(518,703)
Net loss attributable to common stockholders	$(937,165)	$(436,015)
Weighted-average common shares outstanding, basic and diluted	5,695,296	5,216,179
Net loss per share common share, basic and diluted	$(0.16)	$(0.08)

Common Stock subject to possible redemption

Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.

Warrant Liability

We account for warrants for shares of our Common Stock that are not indexed to our own stock as liabilities at fair value on the condensed balance sheets. The warrants are subject to remeasurement at each balance sheet date, and any change in fair value is recognized as a component of other income on the condensed statements of operations and comprehensive income (loss). We will continue to adjust the liability for changes in fair value until the earlier of the exercise or expiration of the Common Stock warrants. At that time, the portion of the warrant liability related to the Common Stock warrants will be reclassified to additional paid-in capital.

Recent Accounting Pronouncements

We do not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2021, we were not subject to any market or interest rate risk. The funds held in the Trust Account are only to be invested in United States government treasury bills, bonds or notes having a maturity of 185 days or less, or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act and that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that material information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures. Based on the foregoing evaluation, our management concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including our Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer), does not expect that our disclosure controls and procedures will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control over Financial Reporting

During our most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Amended Annual Report on Form 10-K/A filed with the SEC on April 21, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Founder Shares

During the period from March 6, 2019 (date of inception) to March 12, 2019, the Sponsor and Northland Investment purchased 2,500,000 Founder Shares for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, we effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the Sponsor and Northland Investment holding an aggregate of 3,732,500 Founder Shares. On April 29, 2019, the Sponsor and Northland Investment sold 68,041 shares and 31,959 shares, respectively, to EarlyBird and the EarlyBird Group collectively for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, we effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock. As a result, there were 4,307,500 Founder Shares outstanding as of March 31, 2021.

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

As of March 31, 2021, we had cash of $145,586 held outside the Trust Account for working capital purposes.

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

Company Name

Date: May 17, 2021	By:	/s/ Raluca Dinu
Dr. Raluca Dinu
President and Chief Executive Officer (Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Brad Weightman
Brad Weightman
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)