Form 10-Q
period 2021-06-30
UpHealth, Inc.
filed 2021-08-12
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38924

UpHealth, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (312) 618-1322

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH	New York Stock Exchange
Redeemable Warrants, exercisable for one share of Common Stock at an exercise price of $11.50 per share	UPH.WS	New York Stock Exchange
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, the registrant had 117,604,610 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$98,116	$1,839
Restricted cash	586	530
Accounts receivable, net	40,636	6,703
Inventories	3,208	117
Due from related parties	13	—
Prepaid expenses and other current assets	7,060	3,501
Total current assets	149,619	12,690
Property and equipment, net	55,154	151
Intangible assets, net	123,463	27,782
Goodwill	567,952	164,194
Equity method investments	—	57,214
Deferred tax assets	—	335
Other assets	1,865	24
Total assets	$898,053	$262,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$8,232	$2,680
Accrued expenses	33,764	8,482
Deferred revenue	6,572	397
Due to related party	57	70
Income taxes payable	902	673
Related-party long-term debt, current	670	39
Long-term debt, current	49,487	22,531
Derivative liability, current	38,598	—
Forward share purchase liability	17,123	—
Other current liabilities	1,048	—
Total current liabilities	156,453	34,872
Related-party long-term debt, noncurrent	—	381
Long-term debt, noncurrent	96,131	344
Deferred tax liabilities	24,582	6,072
Warrant liabilities, noncurrent	772	—
Derivative liability, noncurrent	23,225	—
Other long-term liabilities	2,773	—
Total liabilities	303,936	41,669
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized; 117,605 issued and outstanding at June 30, 2021; 70,021 issued and outstanding at December 31, 2020	12	7
Additional paid-in capital	620,455	222,900
Accumulated deficit	(37,920)	(2,186)
Accumulated other comprehensive loss	(3,478)	—
Total UpHealth, Inc., stockholders’ equity	579,069	220,721
Noncontrolling interests	15,048	—
Total stockholders’ equity	594,117	220,721
Total liabilities and stockholders’ equity	$898,053	$262,390
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services	$14,773	$—	$22,911	$—
Licenses and subscriptions	9,145	—	12,803	—
Products	7,964	—	8,984	—
Total revenue	31,882	—	44,698	—
Cost of goods and services
Services	9,381	—	14,102	—
License and subscriptions	6,173	—	6,670	—
Products	4,727	—	5,644	—
Total cost of goods and services	20,281	—	26,416	—
Gross margin	11,601	—	18,282	—
Operating expenses
Sales and marketing	1,695	—	2,580	—
Research and development	872	—	2,630	—
General and administrative	8,974	336	12,254	539
Depreciation and amortization	2,966	—	3,870	—
Acquisition-related expenses	32,646	—	35,339	—
Total operating expenses	47,153	336	56,673	539
Loss from operations	(35,552)	(336)	(38,391)	(539)
Other income (expense)
Interest expense	(4,870)	—	(5,581)	—
Gain on consolidation of equity method investment	—	—	640	—
Gain on fair value of warrant liabilities	1,074	—	1,074	—
Gain on extinguishment of debt	151	—	151	—
Other expense, net, including interest income	(258)	—	(221)	—
Total other expense	(3,903)	—	(3,937)	—
Loss before income tax benefit	(39,455)	(336)	(42,328)	(539)
Income tax benefit	6,647	—	7,053	—
Net loss before loss from equity method investment	(32,808)	(336)	(35,275)	(539)
Loss from equity method investment	—	—	(561)	—
Net loss	(32,808)	(336)	(35,836)	(539)
Less: net loss attributable to noncontrolling interests	(24)	—	(102)	—
Net loss attributable to UpHealth, Inc.	$(32,784)	$(336)	$(35,734)	$(539)
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.35)	$(0.01)	$(0.43)	$(0.01)
Diluted	$(0.35)	$(0.01)	$(0.43)	$(0.01)
Weighted average shares outstanding:
Basic	94,170	50,050	83,585	50,050
Diluted	94,170	50,050	83,585	50,050
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net loss	$(32,808)	$(336)	$(35,836)	$(539)
Foreign currency translation adjustments, net of tax	(2,319)	—	(3,478)	—
Comprehensive loss	(35,127)	(336)	(39,314)	(539)
Less: comprehensive loss attributable to noncontrolling interests	(24)	—	(102)	—
Comprehensive loss attributable to UpHealth, Inc.	$(35,103)	$(336)	$(39,212)	$(539)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2020(1)	70,021	$7	$222,900	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock to consummate business combinations(1)	8,749	1	87,408	—	—	87,409	17,389	104,798
Net loss	—	—	—	(2,950)	—	(2,950)	(78)	(3,028)
Foreign currency translation adjustments	—	—	—	—	(1,159)	(1,159)	—	(1,159)
Balance at March 31, 2021(1)	78,771	$8	$310,308	$(5,136)	$(1,159)	$304,021	$17,311	$321,332
Issuance of common stock to consummate business combinations	26,162	3	243,584	—	—	243,587	(2,239)	241,348
Merger recapitalization	9,471	1	54,604	—	—	54,605	—	54,605
PIPE common stock issuance	3,000	—	27,079	—	—	27,079	—	27,079
Forward share repurchase agreement	—	—	(17,000)	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion	200	—	1,879	—	—	1,879	—	1,879
Net loss	—	—	—	(32,784)	—	(32,784)	(24)	(32,808)
Foreign currency translation adjustments	—	—	—	—	(2,319)	(2,319)	—	(2,319)
Balance at June 30, 2021	117,605	$12	$620,455	$(37,920)	$(3,478)	$579,069	$15,048	$594,117

(1) Amounts as of March 31, 2021 and before that date differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combinations (as defined below in Note 1). Specifically, the number of common shares outstanding during periods before the Business Combinations are computed on the basis of the number of common shares of UpHealth Holdings (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement (1.00 UpHealth Holdings shares converted to 10.28 GigCapital2 shares). Common stock and additional paid-in capital were adjusted accordingly.

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2020(1)	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock for formation(1)	50,050	5	(5)	—	—	—	—	—
Net loss	—	—	—	(203)	—	(203)	—	(203)
Balance at March 31, 2020(1)	50,050	$5	$(5)	$(203)	$—	$(203)	$—	$(203)
Net loss	—	—	—	(336)	—	(336)	—	(336)
Balance at June 30, 2020(1)	50,050	$5	$(5)	$(539)	$—	$(539)	$—	$(539)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net loss	$(35,836)	$(539)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,353	—
Amortization of debt issuance costs and discount on convertible debt	1,913	—
Gain on extinguishment of debt	(151)	—
Loss from equity method investment	561	—
Gain on consolidation of equity method investment	(640)	—
Gain on fair value of warrant liabilities	(1,074)	—
Loss on disposal of property and equipment	78	—
Deferred income taxes	(7,262)	—
Other	(271)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(21,000)	—
Inventories	(80)	—
Prepaid expenses and other current assets	5	—
Accounts payable and accrued expenses	15,592	539
Income taxes payable	200	—
Deferred revenue	5,877	—
Proceeds from Provider Relief Funds	506	—
Due to (from) related parties	28	—
Other current liabilities	(27)	—
Net cash used in operating activities	(37,228)	—
Investing activities:
Purchases of property and equipment	(669)	—
Due to (from) related parties	265	—
Net cash acquired in acquisition of businesses	4,263	—
Net cash provided by investing activities	3,859	—
Financing activities:
Proceeds from merger and recapitalization transaction	83,435	—
Proceeds from convertible debt	164,500	—
Repayments of debt	(17,333)	—
Payments of debt issuance costs	(8,100)	—
Payments of seller notes	(88,056)
Payments of capital lease obligations	(275)	—
Distribution to noncontrolling interest	(100)	—
Payments of amount due to member	(4,270)	—
Net cash provided by financing activities	129,801	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(99)	—
Net increase in cash, cash equivalents, and restricted cash	96,333	—
Cash, cash equivalents, and restricted cash, beginning of period	2,369	—
Cash, cash equivalents, and restricted cash, end of period	$98,702	$—
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$233	$—
Cash paid for income taxes	$—	$—
Non-cash investing and financing activity:
Issuance of common stock for debt conversion	$1,879	$—
Issuance of common stock and promissory note to consummate TTC business combination	$43,306	$—
Issuance of common stock and promissory note to consummate Glocal business combination	$110,421	$—
Issuance of common stock and promissory note to consummate Innovations business combination	$160,378	$—
Issuance of common stock and promissory note to consummate Cloudbreak business combination	$106,284	$—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$98,116	$—
Restricted cash	586	—
Total cash, cash equivalents, and restricted cash:	$98,702	$—
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in dollars, unaudited)

1.Organization and Business
UpHealth, Inc.
UpHealth, Inc. ("UpHealth," “we,” “us,” “our,” or the “Company") is the parent company of both UpHealth Holdings, Inc. ("UpHealth Holdings") and Cloudbreak Health, LLC ("Cloudbreak").

GigCapital2, Inc. (“GigCapital2”), the Company’s predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 20, 2020, GigCapital2, UpHealth Merger Sub, Inc. (“UpHealth Merger Sub”), and UpHealth Holdings, entered into a business combination agreement (as subsequently amended on January 29, 2021, March 23, 2021, April 23, 2021, and May 30, 2021, the “UpHealth Business Combination Agreement”). In connection with the UpHealth Business Combination Agreement, UpHealth Merger Sub was merged with and into UpHealth Holdings, with UpHealth Holdings surviving the merger. Also on November 20, 2020, GigCapital2, Cloudbreak Health Merger Sub, LLC, a Delaware limited liability company (“Cloudbreak Merger Sub”), Cloudbreak Health, Dr. Chirinjeev Kathuria and Dr. Mariya Pylypiv, UpHealth Holdings, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent and attorney-in-fact of the Cloudbreak members, entered into a business combination agreement (as subsequently amended on April 23, 2021 and June 9, 2021, the “Cloudbreak Business Combination Agreement” and, together with the UpHealth Business Combination Agreement, the “Business Combination Agreements”). In connection with the Cloudbreak Business Combination Agreement, Cloudbreak Merger Sub was merged with and into Cloudbreak, with Cloudbreak surviving the merger (the “Cloudbreak Business Combination” and, together with the UpHealth Business Combination, the “Business Combinations”). The Business Combinations were consummated on June 9, 2021. In connection with the Business Combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”
Our public units began trading on the NYSE under the symbol “GIX.U” on June 5, 2019. On June 26, 2019, we announced that the holders of our units may elect to separately trade the securities underlying such units. On July 1, 2019, the shares, warrants, and rights began trading on the NYSE under the symbols “GIX”, “GIX.WS,” and “GIX.RT,” respectively. On June 9, 2021, upon the completion of the Business Combinations, our units separated into their underlying shares of common stock, warrants, and rights (and the rights were converted into shares of common stock). Our units and rights ceased to trade, and our common stock and warrants now trade under the symbols "UPH" and "UPH.WS", respectively.
UpHealth Holdings
UpHealth Holdings, a Delaware corporation formed on October 26, 2020, was established to raise capital and pursue opportunities for investment and acquisition in various healthcare entities, primarily those that bring technology and services to efficiently and profitably manage chronic and complex care, including behavioral health and substance abuse, while also serving the demands for easy access to personalized primary care. UpHealth Holdings merged with UpHealth Services, Inc. ("UpHealth Services") on October 26, 2020 with UpHealth Holdings deemed the surviving corporation. UpHealth Services' pre-merger financial statements are now UpHealth Holdings' pre-merger financial statements and are reflected in the three and six months ended June 30, 2020.
UpHealth Services was incorporated in Illinois on November 5, 2019; operations effectively began January 1, 2020 and continued through its October 2020 merger with UpHealth Holdings.
On November 20, 2020, UpHealth Holdings completed the acquisition of Thrasys, Inc. (“Thrasys”), a California corporation and a provider of an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM,” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs.
On November 20, 2020, UpHealth Holdings completed the acquisition of Behavioral Health Services, LLC (“BHS”), a Missouri limited liability company and a provider of medical, retail pharmacy and billing services.
On November 20, 2020, UpHealth Holdings completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India-based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as gain on consolidation of equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2021. Subsequent to March 31, 2021, UpHealth Holdings acquired an additional 2.8% of Glocal in a step-acquisition, bringing our total ownership to 92.2%. Glocal is included in our condensed consolidated financial statements as of March 26, 2021.
On January 25, 2021, UpHealth Holdings completed the acquisition of TTC Healthcare, Inc. (“TTC”), a Delaware corporation and a provider of medical, retail pharmacy, and billing services for individuals with complex medical and behavioral health needs.
On April 27, 2021, UpHealth Holdings completed the acquisition of Innovations Group, Inc. (d/b/a MedQuest) ("Innovations"), a Utah corporation and a Utah-based internet pharmacy company.

Cloudbreak
Cloudbreak, a Delaware limited liability company that was formed on May 26, 2015, is a unified telemedicine and video medical interpretation solutions provider. On June 9, 2021, contemporaneous with the GigCapital2 merger with UpHealth Holdings, GigCapital2 completed the acquisition of Cloudbreak.

See Note 3, Business Combinations, for further information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of UpHealth have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2020 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the period ended December 31, 2020.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We follow FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
One of our consolidated subsidiaries is the primary beneficiary of a real estate VIE since it absorbs a majority of the VIE’s expected losses and receives a majority of its expected residual returns. The VIE was formed for the purpose of acquiring and holding real estate. The VIE’s sole activity is to lease the real estate to our subsidiary. At June 30, 2021, the VIE had total assets of $4.5 million and total liabilities of $4.1 million. For the three month ended June 30, 2021, revenues of $0.1 million were eliminated in consolidation. For the three months ended June 30, 2021, expenses were $25 thousand, primarily for interest and depreciation. Creditors and beneficial holders of the VIE have no recourse to the assets or general credit of our subsidiary.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups ("JOBS") Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.

Fiscal Year
Our fiscal year ends on December 31. References to fiscal year 2021 and fiscal year 2020 refer to our fiscal year ending December 31, 2021 and our fiscal year ended December 31, 2020, respectively.
Use of Estimates and Assumptions
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the condensed consolidated financial statements and accompanying notes thereto.
Significant estimates and assumptions made by management include the determination of:

•the fair value of assets acquired and liabilities assumed for business combinations;
•the fair value of derivatives and warrants;
•the fair value of stock awards issued;
•the standalone selling price (“SSP”) of performance obligations for revenue contracts with multiple performance obligations;
•the recognition, measurement, and valuation of current and deferred income taxes and uncertain tax positions; and
•the identification and estimated economic lives of intangible assets.

Actual results could differ materially from those estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.

Foreign Currency Translation Adjustments
Balance sheet assets and liabilities of subsidiaries which do not use the U.S. dollar as their functional currency are translated at the exchange rate at the end of the reporting period. Income statement amounts are translated using a weighted-average exchange rate during the period. Equity accounts and noncontrolling interests are translated using historical exchange rates at the date the entry to shareholder equity was recorded, except for the change in retained earnings during the reporting period, which is translated using the same weighted-average exchange rate used to translate the condensed consolidated statements of operations. The net cumulative translation adjustment is reported in accumulated other comprehensive income (loss), net of tax, in the condensed consolidated balance sheets.
Foreign Currency Transactions
Foreign exchange transactions are recorded at the exchange rate prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at foreign exchange rates in effect at the end of the reporting period. Exchange differences arising on settlements/period-end translations are recognized in the condensed consolidated statements of operations in the period they arise.
Fair Value Measurements
Fair value is measured in accordance with ASC guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. We measure fair value for financial instruments on an ongoing basis. We measure fair value for non-financial assets when a valuation is necessary, such as for impairment of long-lived and indefinite-lived assets when indicators of impairment exist.
Cash and Cash Equivalents
We consider all cash on deposit, money market funds, and short-term investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts we have on deposit with major commercial financial institutions.
Restricted Cash
At June 30, 2021, TTC had restricted cash totaling $0.5 million, representing collateral with a bank for ACHs and corporate credit cards. At December 30, 2020, Thrasys had restricted cash totaling $0.5 million, representing an escrow account containing the balance of its Paycheck Protection Program (“PPP”) loan. The PPP loan was forgiven and the restricted cash returned to Thrasys in the three months ended June 30, 2021.
Receivable
For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At June 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary.
For medical services provided through our behavioral health operations, accounts receivable are recorded without collateral from patients, most of whom are local residents and are insured under third-party payor agreements. Accounts receivable are based on gross charges, reduced by explicit price concessions provided to third-party payors and implicit price concessions provided primarily to self-pay patients. Estimates for explicit price concessions are based on provider contracts and historical experience adjusted for economic conditions and other trends affecting our ability to collect outstanding amounts. At June 30, 2021 and December 31, 2020, the allowance for contractual adjustments was $0.7 million and $1.0 million, respectively. For accounts receivable associated with self-pay patients, we record implicit price concessions in the period of service on the basis of our past experience, which indicates that many patients are unable or unwilling to pay the portion of their bill for which they are financially responsible.
For digital pharmacy services, accounts receivable are recorded at net invoice amount from patients, most of whom are insured under third-party payor agreements. For compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. At June 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary.
For the three months ended June 30, 2021, one customer accounted for approximately 24% of total revenues, and for the six months ended June 30, 2021, one customer accounted for approximately 24% of total revenues. At June 30, 2021, one customer accounted for approximately 31% of total accounts receivable, and at December 31, 2020, two customers accounted for approximately 47% and 27% of total accounts receivable.
Inventories
Inventories primarily consist of stock of digital dispensaries, medicines, and pharmaceutical products, and are stated at the lower of cost or net realizable value. Cost comprises purchase price and all incidental expenses incurred in bringing the inventory to its present location and condition. Cost is computed using the weighted average cost method. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.
Equity Method Investment
As of December 31, 2020, and for the period January 1, 2021 through March 26, 2021, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest, but were able to exercise significant influence. Based on the terms of these privately-held securities, we determined that we exercised significant influence on Glocal, applied the equity method of accounting for our investment in Glocal, and presented our investment in Glocal in equity method investments in the condensed consolidated balance sheets. Any and all gains and losses on privately-held equity securities, realized and unrealized, were recorded in other income (expense) in the condensed consolidated statements of operations. Income recognized in our equity method investments was reduced by the expected amortization from intangible assets recognized through the fair value step-up, until we acquired a controlling financial interest and consolidated Glocal.
Valuations of privately-held securities in which we do not have a controlling financial interest are inherently complex due to the lack of readily available market data and requires the use of judgment. The carrying value is not adjusted for our privately-held equity securities if there are no observable price changes in a similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. If the investment is considered impaired, we recognize an impairment in the condensed consolidated statements of operations and establish a new carrying value for the investment.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range as follows:

Land	Indefinite
Buildings	60	years
Medical and surgical equipment	13	years
Electrical and other equipment	5-7	years
Computer equipment, furniture and fixtures	3-7	years
Vehicles	5-7	years
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated economic life of the asset.
When assets are retired or disposed of, the asset costs and related accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized in the condensed consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the economic lives of assets, are capitalized.
Software Development Costs

We capitalize our ongoing costs of developing internal use software for hosting, which consists primarily of personnel costs. Internal and external costs incurred to develop internal-use computer software during the application development stage are capitalized.
Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers.
Intangible Assets
Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. No impairment charge was recognized during the three and six months ended June 30, 2021.

Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary through a triggering event. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than its respective carrying value. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values, and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix, and an estimated market premium. No impairment charge was recognized during the three and six months ended June 30, 2021.
Debt Issuance Costs and Original Issue Discounts
The third-party cost of issuing debt results in the recognition of debt issuance costs (“DIC”), which are capitalized and presented as a net reduction to the face amount of the debt. DIC is amortized using the effective interest rate method over the expected life of the debt.
The reduction in gross proceeds from a debt facility by a lender or lenders results in an original issue discount (“OID”), which is amortized using the effective interest rate method over the expected life of the debt. The amortization of OID for the reporting period results in the recognition of additional interest expense.
Warrant Liabilities
We account for warrants for shares of our common stock that are not indexed to our own stock as liabilities at fair value on the condensed consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the condensed consolidated statements of operations. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Forward Share Purchase Agreement

    On June 3, 2021, we entered into a third-party put option arrangement assuming the obligation to repurchase our common stock at a future date by transferring cash to the third-party under certain conditions described in more detail in Note 10, Capital Structure. Due to its mandatorily redeemable for cash feature, we have recorded such obligation as a forward share purchase liability in our condensed consolidated balance sheet.

Revenue Recognition
We recognize revenue in accordance with ASC guidance on revenue from contracts with customers. Revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing goods and services.
Contract Assets, Contract Liabilities, and Remaining Performance Obligations
We record a contract asset when revenue recognized on a contract exceeds the billings. Thrasys and Cloudbreak generally invoice customers monthly, quarterly, or in installments. BHS, TTC, Glocal, and Innovations generally invoice their customers upon providing services as the performance obligations are deemed complete. Contract assets are included in accounts receivable in the condensed consolidated balance sheets.
We record deferred revenue when billed amounts have been invoiced and received in advance of revenue recognition. It is recognized as revenue when transfer of control to customers has occurred or services have been provided. The deferred revenue balance does not represent the remaining contract value of multi-year, non-cancelable subscription agreements. The deferred revenue balance is influenced by several factors, including seasonality, the compounding effects of renewals, invoice duration, invoice timing, dollar size, and new business linearity within the period.
The transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes unbilled receivables and deferred revenue that will be recognized as revenue in future periods. The transaction price allocated to the remaining performance obligations is influenced by several factors, including seasonality, the timing of renewals, the timing of delivery of software licenses, average contract terms, and foreign currency exchange rates. Unbilled portions of the remaining performance obligations are subject to future economic risks including bankruptcies, regulatory changes, and other market factors.
We exclude amounts related to performance obligations that are billed and recognized as they are delivered. This primarily consists of professional services contracts that are on a time-and-materials basis.
Services Revenues
We derive our service revenues primarily through the provision of HIPAA-compliant medical information technology services through Thrasys; the provision of medical and behavioral health services by accredited medical professionals through BHS, TTC, and Glocal; and the provision of subscription-based medical language interpretation services through Cloudbreak, as follows:
•Services – SaaS internet hosting, licenses, and subscriptions
Software license revenue is recognized based on whether or not the license constitutes a distinct performance obligation. If the license can be separated from the rest of the hosting services, it may be fully recognized on the date license rights are granted to the customer and access is granted; otherwise, it is an indistinct performance obligation, which is recognized ratably over the contract term, along with other hosting services beginning on the commencement date of each contract, which is the date license rights are granted to the customer.
Subscription revenue from SaaS hosting access and support and maintenance are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our service is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met and whether payments have been made ahead of the hosting services provided. Our subscription service arrangements are noncancellable and do not contain refund-type provisions.

•Services – Professional services for training, set-up, configuration, implementation, and customization services
The majority of our professional services contracts related to SaaS are on a time and materials basis, which may also be independently offered by our competitors. When these services are not combined with other SaaS revenues as a distinct performance obligation, revenue is recognized as the services are rendered for time and materials contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenue, set-up fees, and configuration fees are recognized as the services are completed

•Services – Medical and behavioral services provided through our hospitals and behavioral services operations
Performance obligations for medical and behavioral services provided by accredited medical and clinical professionals are satisfied over time as services are provided, and revenue is recognized accordingly. Revenue is based on gross charges, reduced by explicit price concessions provided to third-party payors and implicit price concessions provided primarily to self-pay patients. Estimates for explicit price concessions are based on provider contracts and historical experience, adjusted for economic conditions and other trends affecting our ability to collect outstanding items. Substantially all of our patients are insured under third-party payor agreements.
Generally, patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which may vary in amount. We also provide services to uninsured patients and may offer those uninsured patients a discount from standard charges. We estimate the transaction price for patients with deductibles and coinsurance, and from those who are uninsured, based on historical experience and market conditions. We determined that the nature, amount, timing, and uncertainty of revenue and cash flows are affected by payors having different reimbursement and payment methodologies, length of the patient’s service, and method of reimbursement.

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the three and six months ended June 30, 2021.
•Services – Subscription-based medical language interpretation services
Service fees of subscription-based fixed monthly minute medical language interpretation services are recognized monthly on a straight-line basis over the term of the contract due to the stand-ready nature of the services provided. Variable consideration received for medical language interpretation services, information technology services, and for the lease of My Accessible Real-Time Trusted Interpreter ("MARTTI") devices, our language access solution, is based on a fixed per item charge applied to a variable quantity. Variable consideration for these services is recognized over time in accordance with the “right to invoice” practical expedient and therefore is not subject to revenue constraint evaluation. Revenue related to the sale of MARTTI devices is recognized at a point in time upon delivery of the devices to the customer. We may enter into multiple component services arrangements that bundle the pricing for the lease of MARTTI devices with information technology services. Often, the pricing bundle may also include medical language interpretation services. When an equipment lease is bundled with services, allocation of the transaction price consideration between the lease and nonlease components of the lease is required. We have determined that the consideration allocated to the lease components in its bundled multiple component services arrangements is not material to the financial statements.
Product Revenues
We derive product sales from sales of products through our digital pharmacy operations. Our product sales are primarily a function of the price per unit for pharmaceutical products sold and the number of prescriptions provided to customers.
We recognize revenue at the time the client effectively takes possession and control of the product.
Contracts with Multiple Performance Obligations and Transaction Prices
From time to time, we may enter into contracts that contain multiple performance obligations, particularly with our SaaS internet hosting, licenses, subscriptions, and services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
A significant portion of our contracts with customers have fixed transaction prices. For some contracts, the amount of consideration to which we will be entitled is variable. We include variable consideration in a contract’s transaction price only to the extent that we have a relatively high level of confidence that the amounts will not be subject to significant reversals. In determining amounts of variable consideration to include in a contract’s transaction price, we rely on our experience and other evidence that supports our qualitative assessment of whether revenue would be subject to significant reversal.
Grants
Since there is no authoritative GAAP governing grant recognition, measurement, and presentation, International Accounting Standards (“IAS”) 20, Accounting for Government Grants and Disclosure of Government Assistance (“IAS 20”) is incorporated as the governing guidance. It states that economic benefits of government grants shall not be recognized until there is reasonable assurance that the entity will comply with the conditions attaching to them and the grants will be received.
We recognize grants if we are reasonably assured we will be able to comply with the conditions specified in the grant agreement and the government will have the ability to pay the amounts due under the grant.
Government grants and subsidies received towards specific property and equipment (“PE”) acquisitions reduce the historical basis of the concerned PE. Grant subsidies received during the year towards revenue and related expenses have been recorded as other income in the condensed consolidated statements of operations. We have evaluated the classification and presentation for grant agreements and have elected to treat non-reimbursable grants as a grant receivable, earned over the life of the underlying agreement, with the offsetting credit to other income in the condensed consolidated statements of operations. Periodic cash received relieves the grant receivable.
Cost of Goods and Services (“COGS”)
Cost of goods and services is the accumulated total of all costs used to create a product, which has been sold to generate revenue. These costs include direct materials (resale products and raw and externally sourced materials for internally manufactured products), direct labor, and an appropriately allocated portion of indirect overhead. Direct labor is the direct provision of activities to manufacture or provide a good or service. Indirect overhead costs include allocable costs, such as facilities, information technology, and depreciation costs, and ancillary costs, such as freight, delivery, non-sales and non-income taxes, and insurance.

The cost of services sold for discrete information technology services includes the cost of direct labor, payroll taxes, and direct benefits of those individuals who provide direct services and/or generate billable hours, and an allocation of facilities, information technology, and depreciation costs.
The cost of services sold for SaaS includes all the accumulated costs of providing a hybrid cloud-based hosting arrangement.

Taxes Collected from Customers and Remitted to Governmental Authorities
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of goods and services in the condensed consolidated statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred and were $0.9 million and $2.6 million for the three and six months ended June 30, 2021, respectively. There were no research and development costs incurred for the three and six months ended June 30, 2020.
Advertising, Marketing, and Promotion Expenses
Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $1.1 million and $1.7 million for the three and six months ended June 30, 2021, respectively, and are included within sales and marketing expenses in the condensed consolidated statements of operations. There were no sales and marketing expenses incurred for the three and six months ended June 30, 2020.
Income Taxes
Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, based on enacted tax laws and statutory tax rates applicable to the year in which the differences are expected to affect taxable income. Valuation allowances are established when it is deemed more likely than not that some portion or all of the deferred tax assets will not be realized.
We account for income tax uncertainties in accordance with ASC guidance on income taxes, which clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The ASC also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
New Accounting Pronouncements Not Yet Adopted
In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for us on January 1, 2022. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This ASU will be effective for us on January 1, 2024. Early adoption is permitted, but no earlier than the fiscal year beginning on January 1, 2021, including interim periods within that fiscal year. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. This ASU will be effective for us for fiscal year beginning January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 842”). Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Under the new guidance, lessor accounting is largely unchanged. This ASU will be effective for us for the fiscal year beginning on January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023 using the modified retrospective approach. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU will be effective for us on January 1, 2022. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.

3.Business Combinations
Goodwill
Goodwill represents the excess of the purchase price over the fair value of the underlying net assets acquired.
Trade Names
A trade name is a legally-protected trade or similar mark. Acquired trade names are valued using an income method approach, generally the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of trade names and applies it to the after-tax discounted free cash flow attributed to the trade name. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets.
Technology and Intellectual Property
Technology and intellectual property (“IP”) is a design, work, or invention that is the result of creativity to which one has ownership rights that may be protected through a patent, copyright, trademark, or service mark. IP is valued using the relief-from-royalty valuation method. The method uses a royalty rate based on comparable marketplace royalty agreements for similar types of IP and applies it to the after-tax discounted free cash flow attributed to the IP. The discount rate used is based on an estimated weighted average cost of capital and the anticipated risk for intangible assets.
IP is amortized following the pattern in which the expected benefits will be consumed or otherwise used up over each component’s useful life, based on our plans and expectations for the IP going forward, which is generally the underlying IP’s legal expiration dates.
Customer Relationships
Customer relationships are intangible assets that consist of historical and factual information about customers and contacts collected from repeat transactions with customers, with or without any underlying contracts. The information is generally organized as customer lists or customer databases. We have the expectation of repeat patronage from these customers based on the customers’ historical purchase activity, which creates the intrinsic value over a finite period of time and translates into the expectation of future revenue, income, and cash flow.

Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth, less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge, and work force. The concluded value is the after-tax discounted free cash flow.
Measurement Period
The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of each acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. We expect to finalize the valuations and complete the purchase price allocations as soon as practicable, but no later than one year from each acquisition date. In addition, we have not finalized our evaluation of allocating goodwill to reporting units.

In evaluating whether new information obtained meets the criteria for adjusting provisional amounts, management must consider all relevant factors. Relevant factors include:

•The timing of the receipt of the additional information that management could have used in its evaluation on or after the acquisition date, and

•Whether management can identify a reason that a change to the provisional amounts is warranted and not driven by a discrete independent event occurring subsequent to the acquisition.

We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact.

Merger with UpHealth Services
On October 26, 2020, UpHealth Holdings entered into a merger agreement with UpHealth Services whereby UpHealth Holdings was deemed the surviving entity. All shares of UpHealth Services were exchanged for outstanding common stock in UpHealth Holdings. This was accounted for as a common control transaction with assets and liabilities carried over at book value.
Acquisition of Thrasys
On November 20, 2020, UpHealth Holdings completed the 100% acquisition of Thrasys, in exchange for a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $167.4 million, net of cash and restricted cash acquired of $2.5 million. The acquisition brings additional software and support synergies to our consolidated digital healthcare offerings.
Under the terms of the merger agreement, shares of common stock held by two officers of Thrasys, with a value of $10.0 million, have been restricted for 12 months from the closing date of the merger, as security for a potential indemnification claim related to a Thrasys tax matter (see Note 12, Income Taxes, for further information).
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Thrasys. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to Thrasys’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of June 30, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$3,491	$—	$3,491
Prepaid expenses and other	3,001	—	3,001
Identifiable intangible assets	27,875	—	27,875
Property and equipment	101	—	101
Other assets	19	—	19
Goodwill	145,036	(3,052)	148,088
Total assets acquired	179,523	(3,052)	182,575
Accounts payable	1,779	—	1,779
Accrued expenses and other current liabilities	5,322	—	5,322
Debt	430	(531)	961
Deferred tax liabilities	6,378	—	6,378
Deferred revenue	700	—	700
Total liabilities assumed	14,609	(531)	15,140
Net assets acquired	$164,914	$(2,521)	$167,435

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreement, resulting in a decrease in net assets acquired and goodwill of $2.5 million.

The acquired intangible assets from Thrasys and their related estimated useful lives consisted of the following:

	Value	Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$6,925	10
Definite-lived intangible assets—Technology and intellectual property	10,825	10
Definite-lived intangible assets—Customer relationships	10,125	10
Total fair value of identifiable intangible assets	$27,875
Acquisition of BHS
On November 20, 2020, UpHealth Holdings completed the 100% acquisition of BHS in exchange for a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $15.8 million, net of cash acquired of $1.0 million. The acquisition brings additional medical synergies to our consolidated digital healthcare offerings.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of BHS. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to BHS’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of June 30, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$1,257	$—	$1,257
Inventories	100	—	100
Prepaid expenses and other	40	—	40
Identifiable intangible assets	225	—	225
Property and equipment	53	—	53
Other assets	4	—	4
Deferred tax assets	19	—	19
Goodwill	16,344	238	16,106
Total assets acquired	18,042	238	17,804
Accounts payable	374	—	374
Accrued expenses and other current liabilities	847	421	426
Debt	1,234	—	1,234
Total liabilities assumed	2,455	421	2,034
Net assets acquired	$15,587	$(183)	$15,770

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a decrease in net assets acquired and goodwill of $0.2 million.

The acquired intangible assets from BHS and their related estimated useful lives consisted of the following:

	Value	Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$225	3
Total fair value of identifiable intangible assets	$225
Acquisition of TTC
On January 25, 2021, UpHealth Holdings completed the 100% acquisition of TTC in exchange for a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $45.9 million, net of cash acquired of $2.4 million. The acquisition brings additional medical synergies to our consolidated digital healthcare offerings.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of TTC. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to TTC’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of June 30, 2021	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,773	$—	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	57,921	347	57,574
Total assets acquired	61,818	347	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,217	(1,283)	12,500
Deferred tax liabilities	474	—	474
Total liabilities assumed	17,118	1,524	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a decrease in net assets acquired and goodwill of $1.2 million.
The acquired intangible assets from TTC and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-life intangible assets – Trade names	$1,125	3
Total fair value of identifiable intangible assets	$1,125

Acquisition of Glocal
On November 20, 2020, UpHealth Holdings entered into a stock purchase agreement to acquire 43.46% of Glocal. On March 26, 2021, UpHealth Holdings completed a step acquisition of an additional 45.94% of Glocal, bringing our total ownership to 89.4%. The acquisition resulted in our ownership exceeding 50.0%, requiring consolidation of Glocal as of March 26, 2021. On May 14, 2021 and June 21, 2021, UpHealth Holdings completed the acquisition of an additional 1.0% and 1.8% of Glocal, respectively, bringing our total ownership to 92.2% as of June 30, 2021. Total purchase price consideration included a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $131.5 million, net of cash acquired of $0.4 million. The acquisition brings additional medical synergies to our global telemedicine offerings.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Glocal. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to Glocal’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of June 30, 2021	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$6,461	$—	$6,461
Inventories	326	—	326
Identifiable intangible assets	38,039	—	38,039
Property, equipment, and work in progress	40,726	—	40,726
Other current assets, including short term advances	1,980	—	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	95,913	4,042	91,871
Total assets acquired	183,954	4,042	179,912
Accounts payable	579	—	579
Accrued expenses and other current liabilities	8,271	—	8,271
Deferred tax liability	9,890	9,890	—
Debt	22,212	—	22,212
Noncontrolling interest	17,389	—	17,389
Total liabilities assumed and noncontrolling interest	58,341	9,890	48,451
Net assets acquired	$125,613	$(5,848)	$131,461

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a decrease in net assets acquired and goodwill of $5.8 million.

The acquired intangible assets from Glocal and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Technology and intellectual property	$38,039	8.5
Total fair value of identifiable intangible assets	$38,039
Acquisition of Innovations
On April 27, 2021, UpHealth Holdings completed the 100% acquisition of Innovations in exchange for a promissory note for future cash consideration, as defined in the merger agreement, and common stock interests in UpHealth Holdings totaling $169.8 million, net of cash acquired of $0.6 million. The acquisition adds the digital pharmacy segment to our operations.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Innovations. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to Innovation’s identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of April 27, 2021
Accounts receivable	$47
Inventories	2,693
Prepaid expenses and other	530
Identifiable intangible assets	28,325
Property and equipment	7,937
Other assets	22
Goodwill	143,730
Total assets acquired	183,284
Accounts payable	472
Accrued expenses and other current liabilities	780
Deferred revenue	302
Deferred tax liability	7,837
Debt	4,069
Total liabilities assumed	13,460
Net assets acquired	$169,824
The acquired intangible assets from Innovations and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$10,925	10
Definite-lived intangible assets—Technology and intellectual property	8,075	5 - 7
Definite-lived intangible assets—Customer relationships	9,325	17
Total fair value of identifiable intangible assets	$28,325
Acquisition of Cloudbreak
On June 9, 2021, UpHealth (fka GigCapital2) completed the Cloudbreak Business Combination in an exchange of cash, notes, and common stock interests in UpHealth totaling $142.0 million, net of cash acquired of $0.9 million. The acquisition brings additional software and support synergies to our global telemedicine offerings.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Cloudbreak. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to Cloudbreak's identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of June 9, 2021
Accounts receivable	$4,810
Prepaid expenses and other	921
Identifiable intangible assets	32,475
Property and equipment	6,882
Other assets	1,042
Goodwill	110,968
Total assets acquired	157,098
Accounts payable	2,518
Accrued expenses and other current liabilities	905
Deferred revenue	15
Deferred tax liability	7,906
Debt	3,752
Total liabilities assumed	15,096
Net assets acquired	$142,002
The acquired intangible assets from Cloudbreak and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$12,975	15
Definite-lived intangible assets—Technology and intellectual property	5,825	5
Definite-lived intangible assets—Customer relationships	$13,675	10
Total fair value of identifiable intangible assets	$32,475
Acquisition of UpHealth Holdings
On June 9, 2021, GigCapital2 completed the UpHealth Business Combination as disclosed above, in an exchange of cash, notes, and common stock interests in UpHealth for all the shares of UpHealth Holdings' capital stock issued and outstanding immediately prior to the effective date of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of GigCapital2, accompanied by a recapitalization, with UpHealth Holdings treated as the accounting acquiror. The determination of UpHealth Holdings as the accounting acquiror was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owns a majority of the voting power of the combined company, UpHealth Holdings will comprise 75% of the ongoing operations of the combined entity, UpHealth Holdings will control a majority of the governing body of the combined company, and UpHealth Holdings' senior management will comprise most of the senior management of the combined company. The net assets of GigCapital2 were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the acquisition are those of UpHealth Holdings. The shares and corresponding capital amounts and loss per share related to UpHealth Holdings' outstanding common stock prior to the acquisition have been retroactively restated to reflect the exchange ratio (1.0 UpHealth Holdings share to 10.28 GigCapital2 shares) established in the business combination agreement.
Acquisition-Related Costs
For the three and six months ended June 30, 2021, we have incurred $32.6 million and $35.3 million, respectively, of acquisition-related charges for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations), and Cloudbreak, which are included in acquisition-related expenses in the condensed consolidated statements of operations.
Combined Pro Forma Results for the Three and Six Months Ended June 30, 2021 and 2020
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations), and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2020, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2021	2020	2021	2020
Pro Forma
Revenues	$39,171	$28,293	$69,778	$59,468
Net loss	$(37,052)	$(2,549)	$(43,627)	$(2,008)
Basic earnings per share	$(0.39)	$(0.05)	$(0.52)	$(0.04)
Diluted earnings per share	$(0.39)	$(0.05)	$(0.52)	$(0.04)
Measurement period adjustments in the condensed consolidated financial statements will be disclosed in accordance with ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.

4.Property and Equipment
Property and equipment consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Land	$16,210	$—
Buildings	21,547	—
Leasehold improvements	3,252	—
Medical and surgical equipment	2,704	—
Electrical and other equipment	494	73
Computer equipment, furniture and fixtures	7,980	33
Vehicles	164	48
Construction in progress	3,816	—
	56,167	154
Accumulated depreciation and amortization	(1,013)	(3)
Total property and equipment, net	$55,154	$151
Depreciation expense was $0.9 million and none for the three months ended June 30, 2021 and 2020, respectively, and $1.0 million and zero for the six months ended June 30, 2021 and 2020, respectively.

5.Goodwill and Intangible Assets
The changes in the carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2020	$164,194
Business acquisition of TTC	57,574
Measurement period adjustment—TTC	347
Business acquisition of Glocal	91,871
Measurement period adjustment—Glocal	4,042
Measurement period adjustment—BHS	238
Measurement period adjustment—Thrasys	(3,052)
Business acquisition of Innovations	143,730
Business acquisition of Cloudbreak	110,968
Foreign exchange	(1,960)
Balance at June 30, 2021	$567,952
The changes in carrying amounts of intangible assets consisted of the following:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
December 31, 2020	$7,065	$10,705	$10,012	$27,782
Additions	25,025	51,939	23,000	99,964
Amortization	(792)	(2,037)	(683)	(3,512)
Foreign exchange	—	(771)	—	(771)
June 30, 2021	$31,298	$59,836	$32,329	$123,463
The estimated useful lives of trade names are 3-15 years, the estimated useful life of technology and intellectual property is 5-10 years, and the estimated useful life of customer relationships is 10-17 years.
Amortization expense was $2.7 million and none for the three months ended June 30, 2021 and 2020, respectively. Amortization expense was $3.5 million and none for the six months ended June 30, 2021 and 2020, respectively .
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
Remaining 2021	$1,550	$4,032	$1,472	$7,054
2022	3,100	8,063	2,945	14,108
2023	3,092	8,063	2,945	14,100
2024	2,674	8,063	2,945	13,682
2025	2,650	8,063	2,945	13,658
Thereafter	18,232	23,552	19,077	60,861
	$31,298	$59,836	$32,329	$123,463

6.Investment in Unconsolidated Entities
On November 20, 2020, we entered into a stock purchase agreement to acquire 43.46% of Glocal in exchange for a promissory note for future cash consideration, as defined in the stock purchase agreement, and common stock interests in UpHealth, for a purchase price of $57.4 million. Since we did not have a controlling financial interest, this investment was presented as an equity method investment in our condensed consolidated balance sheets for the year ended December 31, 2020. For the period from November 20, 2020 through December 31, 2020, our share of the net income (loss) of Glocal included amortization expense of $0.5 million related to intangible assets being amortized into income over the estimated remaining lives of the assets. For the period from January 1, 2021 through March 25, 2021, our share of the net income (loss) of Glocal included amortization expense of $1.1 million.
We acquired a controlling financial interest in Glocal on March 26, 2021, increasing our ownership to 89.40%, and recognized a fair value gain on the step-acquisition of $0.6 million, prior to consolidation.
On May 14, 2021 and June 21, 2021 UpHealth Holdings completed the acquisition of an additional 1.0% and 1.8% of Glocal, respectively, bringing our total ownership to 92.2% as of June 30, 2021.
See Note 3, Business Combinations, for further information.

7.Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Accrued professional fees	$13,705	$4,246
Accrued software licenses	6,091	691
Accrued interest on debt	6,781	142
Accrued payroll and bonuses	2,878	1,545
Accrued taxes in connection with shareholder distribution	1,493	1,493
Other accruals	2,816	365
Total accrued expenses	$33,764	$8,482

8.Debt
Debt consisted of the following:

(In thousands)	June 30, 2021	December 31, 2020
Convertible notes	$160,000	$—
Other debt facilities (various maturities and interest rates)	23,147	—
Paycheck Protection Program loans	1,015	1,545
Provider Relief Funds	735	230
Seller notes	29,831	21,100
Total debt	214,728	22,875
Less: unamortized original issue discount and derivative liability	(69,110)	—
Total debt, net of unamortized original issued discount and derivative liability	145,618	22,875
Less: current portion of debt	(49,487)	(22,531)
Noncurrent portion of debt	$96,131	$344

Unsecured Convertible Notes and Indenture
On January 20, 2021, GigCapital2 entered into convertible note subscription agreements, each dated January 20, 2021 and amended on June 8, 2021, with certain institutional investors, pursuant to which GigCapital2 agreed to issue and sell unsecured convertible notes in a private placement to close immediately prior to the closing of the Business Combinations.
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At June 30, 2021, the fair value of the derivative was $61.8 million, of which $38.6 million was included in derivative liability, current, and $23.2 million was included in derivative liability, noncurrent, in the condensed consolidated balance sheet. Total interest expense for the three and six months ended was $1.4 million, of which $0.6 million related to contractual interest expense, $0.7 million related to derivative accretion, and $0.1 million related to debt issuance costs amortization.
We may, at our election, force conversion of the 2026 Notes after the first anniversary of the issuance of the 2026 Notes, subject to a holder’s prior right to convert, if the last reported sale price of our common stock exceeds 130% of the conversion price for at least 20 trading days during the period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter, and the 30-day average daily trading volume of our common stock ending on, and including, the last trading day of the applicable exercise period is greater than or equal to $2.0 million. Following certain corporate events that occur prior to the maturity date or if we force a mandatory conversion, we will, in certain circumstances, increase the conversion rate for a holder who elects to convert its notes in connection with such a corporate event or has its notes mandatorily converted, as the case may be. In addition, in the event that a holder of the 2026 Notes elects to convert its 2026 Notes prior to the second anniversary of the issuance of the 2026 Notes, we will be obligated to pay an amount equal to twelve months of interest, or if on or after such second anniversary of the issuance of the 2026 Notes, any remaining amounts that would be owed to, but excluding, the third anniversary of the issuance of the 2026 Notes (the “Interest Make-Whole Payment”). The Interest Make-Whole Payment will be payable in cash or shares of our common stock as set forth in the Indenture.
In addition, we agreed to conduct one or more primary offerings of our equity securities in the aggregate amount of $35.0 million (the “Equity Offering”) and that such equity securities shall be subordinate in right of payment to the 2026 Notes. In the event that such Equity Offering is not consummated by October 9, 2022, the interest rate on the 2026 Notes will increase by an additional 1.0% per annum on the principal amount of the 2026 Notes on and after October 9, 2022 until maturity (unless further increased pursuant to this section), and if the Equity Offering is not consummated by (a) April 9, 2023, (b) October 9, 2023 or (c) April 9, 2024, the interest rate on the 2026 Notes will increase by an additional 1.0% per annum on the principal amount of the 2026 Notes on and after each such date until maturity. For the avoidance of doubt, the interest rate on the 2026 Notes shall not exceed 10.25% per annum, and if the Equity Offering is consummated by us prior to any of the above referenced dates, there will be no increase in the interest rate on the 2026 Notes beyond the rate in effect at such time of consummation of the Equity Offering.

Revolving Line of Credit and Term Loan
One of our subsidiaries had a loan and security agreement (the “Loan Agreement”) with a bank that allowed for maximum borrowings of $1.8 million on a revolving line of credit and a $10.8 million term loan. On June 9, 2021, in connection with the GigCapital2 merger, we paid off the revolving line of credit and term loan balance of $1.8 million and $9.1 million, respectively, and terminated the Loan Agreement. There were no unamortized debt issuance costs and thus no gain or loss was recognized on extinguishment.
Other Debt Facilities
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $19.1 million (or INR 1.4 billion) as of June 30, 2021. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal Directors. The loans bear interest rates between 11.15%% up to 16.25% per annum. At June 30, 2021 accrued interest on Glocal's debt facilities was $5.7 million and is included in accrued expenses in the condensed consolidated balance sheet. For the three months ended June 30, 2021 interest expense was $0.5 million.
Prior to our acquisition of Glocal, it had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; however, due to the impact of the COVID-19 pandemic, there has been a delay in approvals from the banks. The term loans are classified in long-term debt, current, in the condensed consolidated balance sheet due to their default status while negotiations continue. We belief that no penal interest will be charged by the banks and hence no additional provision has been recognized in the condensed consolidate statement of operations, other than the accrued interest discussed above. We expect to be able to restructure Glocal's debt by the end of 2021.
In March 2018, a VIE of one of our subsidiaries entered into a fifteen-year, 5.12% real estate loan secured by a deed on the real estate. The loan proceeds of $3.4 million were used to purchase the building used for our subsidiary’s headquarters. Monthly principal and interest payments are $20 thousand, plus an estimated lump sum payment of approximately $1.9 million due at maturity on March 23, 2033. At June 30, 2021 the outstanding balance of the loan was $3.2 million.
In March 2020, the VIE discussed above, also entered into a ten year, 3.09% real estate loan secured by a second trust deed on the real estate. The loan proceeds of $0.9 million were used for the purpose of financing the additions to the building during 2019. Monthly payments of principal and interest are $5 thousand, plus an estimated lump sum payment of approximately $0.5 million at maturity on March 11, 2030. At June 30, 2021, the outstanding balance of the loan was $0.9 million.
At June 30, 2021, for both of the real estate loans discussed above, accrued interest was $6 thousand and for the three months ended June 30, 2021, interest expense was $48 thousand.
Convertible Notes

On March 23, 2021, we issued a $4.1 million principal amount, 15.0% convertible note (the “2021 Note”) of which $0.5 million was to be converted and repaid in UpHealth common stock and the remainder in cash. The 2021 Note bears interest at a fixed rate of 15.0% per year, to begin accruing on June 15, 2021 if not repaid previous to this date. Total proceeds received from the 2021 Note were $3.0 million, net of original issue discount of $1.0 million. Additional debt issuance costs of $0.1 million for a placement fee were accrued, and paid at the closing. The principal and accrued interest of the 2021 Note was due and payable by us to the holder on the earlier of (1) the date that is one business day after the closing of the Business Combinations and we begin public trading, (2) the maturity date, which is nine months from the issuance of the 2021 Note, or (3) November 23, 2021, pursuant to its payment provisions. On June 9, 2021, in connection with the closing of the Business Combinations, we paid the holder of the 2021 Note the sum of $3.6 million and the remaining $0.5 million balance due to the holder was converted and exchanged into 50,000 shares of UpHealth common stock. Original issue discount and debt issuance costs of $0.5 million were written-off and a $31 thousand gain on extinguishment of debt was recognized and included in other income (expense), net, including interest income, in the condensed consolidated statements of operations.
On January 6, 2021, we issued a $1.5 million principal amount, 5.0% convertible note due January 6, 2026 (the “2026 5% Note”). The 2026 5% Note is unsecured and bears interest at a fixed rate of 5.0% per year and, unless earlier converted, the principal and accrued interest of the 2026 5% Note will be due and payable by us at any time on or after the maturity date at our election or upon demand by the holder. On June 9, 2021, in connection with the closing of the Business Combinations, the 2026 5% Note was converted into 150,367 of UpHealth common stock representing the total outstanding principal balance and unpaid accrued interest of $1.5 million and $30 thousand, respectively. A $0.1 million gain on extinguishment was recognized and included in other income (expense), net, including interest income, in the condensed consolidated statements of operations.

Paycheck Protection Program Loans
In April 2020, three of our subsidiaries obtained a U.S. government subsidy of $0.5 million, $1.0 million, and $1.9 million (representing five loan agreements), respectively, under the Paycheck Protection Program (“PPP’). The PPP is a U.S. government temporary program created with the intent to provide a subsidy to assist businesses in keeping employees employed during the pandemic. The PPP loan may not need to be repaid if certain requirements are met. Under the Coronavirus Aid, Relief and Economic Security (“CARES Act”), as modified, any amounts not forgiven will be required to be repaid over a term having a minimum of five years and a maximum maturity of 10 years from the date on which the borrower applies for forgiveness. The loans carry a 1.0% interest rate.
One of our subsidiaries applied for forgiveness of its $0.5 million PPP loan during 2020 and it was forgiven in full and the subsidiary legally released from repaying the loan by the SBA in June 2021. The forgiveness was recognized as a measurement period adjustment to goodwill during the three months ended June 30, 2021 (see Note 5, Goodwill and Intangible Assets, for further information).
One of our subsidiaries submitted a request for forgiveness of its $1.0 million PPP loans. There can be no assurance that any portion of the PPP loan will be forgiven. In the event that the lender and SBA determine that all or a portion of the PPP loan is not forgivable, the subsidiary will be required to remit payments of $0.6 million in 2021 and $0.4 million in 2022. The balance is classified as a current liability due to uncertainty regarding the subsidiary’s eligibility for the loan.
One of our subsidiaries applied for forgiveness of its $1.9 million PPP loans during 2020, of which three of the loans, totaling $0.7 million, were forgiven in full by the SBA and the subsidiary was legally released from repaying the loans. In February 2021 and March 2021, the remainder of the PPP loans totaling $0.9 million and $0.3 million, respectively, were forgiven by the SBA and the subsidiary was legally released from repaying the loans. We recorded this as a measurement period adjustment to goodwill during the three months ended March 31, 2021 (see Note 5, Goodwill and Intangible Assets, for further information).
Provider Relief Funds
Provider Relief Funds (“PFR”) were made available by the U.S. Department of Health and Human Services (“HHS”) as part of a $100 billion appropriation as part of the CARES Act’s Provider Relief Fund. In April and July 2020, one of our subsidiaries received PFR proceeds aggregating $0.2 million, and in January 2021, another subsidiary received PFR proceeds aggregating $0.5 million. The PFR amounts received will not require repayment as long as the subsidiaries comply with certain terms and conditions outlined by HHS. The terms and conditions first require the subsidiaries to identify health care-related expenses attributed to COVID-19 that another source has not reimbursed or is obligated to reimburse. If those expenses do not exceed the funding received, the subsidiaries then apply the funds to patient care lost revenue. On January 15, 2021 HHS released a Post-Payment Notice of Reporting Requirements Notice that provides healthcare providers three options to calculate patient care lost revenue.
As of June 30, 2021, the subsidiaries have recognized no patient care lost revenue in the condensed consolidated statements of operations. The subsidiaries have $0.2 million and $0.5 million, respectively, recorded within current portion of long-term debt in the condensed consolidated balance sheets as both subsidiaries have asserted they have not yet met all of the terms and conditions and restrictions for the CARES Act relative to these funds as of June 30, 2021. Both subsidiaries had until June 30, 2021 to use amounts remaining for expenses attributable to COVID-19 (but not reimbursed by other sources) and/or lost patient care revenue. HHS is entitled to recover PRF amounts received by both subsidiaries that are unused as for the purposes disclosed above.

Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million and $0.4 million at June 30, 2021 and December 31, 2020, respectively. The notes bear interest at rates ranging from 0.14% to 3.50% per annum. Notes totaling $0.6 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement, and a note totaling $39 thousand was payable on June 30, 2021. The accrued interest payable was $18 thousand and $9 thousand at June 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the condensed consolidated balance sheets.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings' merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. At June 30, 2021 and December 31, 2020, seller notes totaled $29.8 million and $21.1 million, respectively. In August 2021, the maturity date for $18.7 million of the seller notes was deferred to September 2022. The remaining seller notes mature in August 2021.
The accrued interest payable was $0.3 million and $0.1 million at June 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively.
Senior Debt Facility Fees
In March 2020, we agreed to pay a financial consulting firm, an affiliate of a related party, compensation related to finding and executing a senior financing facility, to be funded at the completion of the Business Combinations (see Note 1, Organization and Business, for further information). On June 9, 2021, in connection with the Business Combinations we paid the financial consulting firm total cash consideration of $0.5 million, for consummation of the senior financing.
Membership Redemptions and Due to Member
In November 2020, one of our subsidiaries entered into a redemption agreement with a member for $0.1 million. Consideration for the redemption agreement is in the form of a note payable that is non-interest bearing, nonsecured, and payable upon demand. The note was repaid in full during the three months ended March 31, 2021.
Contractual Maturities
At June 30, 2021, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
Remaining 2021	$49,428
2022	120
2023	126
2024	131
2025	137
Thereafter	$164,786
Total	$214,728

9.Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
Fair value measurements are determined based on the assumptions that market participants would use in pricing the asset or liability. Fair value measurements are categorized into one of three levels of the fair value hierarchy based on the lowest level of significant input used. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. Considerable judgment and a high degree of subjectivity are involved in developing these estimates. These estimates may differ from the actual amounts that we could realize upon settlement.
The fair value hierarchy is as follows:

Level 1 - Quoted (unadjusted) prices in active markets for identical assets or liabilities.
Level 2 - Other observable inputs, either directly or indirectly, other than quoted prices included in Level 1, including:

•Quoted prices for similar assets/liabilities in active markets;
•Quoted prices for identical or similar assets/liabilities in non-active markets (e.g., few transactions, limited information, non-current prices, high variability over time);
•Inputs other than quoted prices that are observable for the asset/liability (e.g., interest rates, yield curves, volatilities, default rates); and
•Inputs that are derived principally from or corroborated by other observable market data.
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	June 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$61,823	$61,823
Warrant liability	$—	$772	$—	$772
	$—	$772	$61,823	$62,595
Derivative Liability
In accounting for the 2026 Notes (see Note 8, Debt, for further information), we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. At June 30, 2021, the fair value of the derivative was $61.8 million, of which $38.6 million was included in derivative liability, current, and $23.2 million was included in derivative liability, noncurrent in the condensed consolidated balance sheet.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

June 30, 2021
Stock price	$9.93
Volatility	68.0%
Risk free rate	0.75%
Exercise price	$10.65
Expected life (in years)	5.02
Conversion periods	2-5 years
Future share price	$0.01-$151.53
Private Placement Warrants and PIPE Warrants
We have classified the Private Placement Warrants and PIPE Warrants (see Note 10, Capital Structure) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. At June 30, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.89 per warrant, totaling $0.5 million and $0.3 million respectively, and are included in warrant liabilities in the condensed consolidated balance sheet. During the three and six months ended June 30, 2021, we recorded a $0.1 million loss due to the fair value changes in the Private Placement Warrants, and during the three and six months ended June 30, 2021, we recorded a $1.2 million gain due to the fair value changes in the PIPE Warrants, and is included in gain (loss) in fair value of warrant liabilities in the condensed consolidated statement of operations.
The fair value of the Private Placement Warrants and PIPE Warrants is considered a Level 1 valuation as we have derived their value by using quoted market prices. The transfer of the Private Placement Warrants and PIPE Warrants to anyone other than the purchasers or their permitted transferees, would result in these Private Placement Warrants and PIPE Warrants having substantially the same terms as the Public Warrants, which are traded in active markets.
There were no transfers between fair value levels during the three and six months ended June 30, 2021.

10.Capital Structure
The consolidated statements of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combinations and reverse recapitalization exchange ratio (1.0 UpHealth Holdings shares converted to 10.28 GigCapital2 shares) as discussed in Note 3, Business Combinations.
Common Stock
Our Second Amended and Restated Certificate of Incorporation, authorizes the issuance of 300,000,000 shares of common stock, par value of $0.0001. Immediately following the closing of the Business Combinations, and as of June 30, 2021, there were 117,604,610 shares of common stock issued and outstanding.
As discussed in Note 3, Business Combinations, we have retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the business combinations agreement to determine the number of shares of common stock into which they were converted.
Preferred Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. At June 30, 2021, there were no shares of preferred stock outstanding.
Public Warrants
Warrants (the "Public Warrants") issued in connection with GigCapital2's initial public offering are exercisable for $11.50 per share, and the exercise price and number of Public Warrant shares issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation of GigCapital2 (now UpHealth, Inc.).
Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combinations or 12 months from the closing of GigCapital2's initial public offering and will expire five years after the completion of the Business Combinations or earlier upon redemption or liquidation. If UpHealth is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the Public Warrant agreement. Once the Public Warrants become exercisable, UpHealth may redeem the outstanding Public Warrants in whole and not in part at a price of $0.01 per Public Warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of UpHealth’s shares of common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before UpHealth sends the notice of redemption to the Public Warrant holders.
Under the terms of the Public Warrant agreement, UpHealth has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial business combination, for the registration of the shares of common stock issuable upon exercise of the Public Warrants included in private placement units.
As of June 30, 2021, there were 18,117,494 warrants outstanding, including 17,250,000 Public Warrants, 567,500 Private Placement Warrants and 299,994 PIPE Warrants (see Private Placement and Pipe Subscription Agreements below).

Founder Shares
During the period from March 6, 2019 (date of GigiCapital2's inception) to March 12, 2019, GigCapital2's sponsor and Northland Gig2 Investment LLC purchased 2,500,000 shares of GigCapital2 common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, GigCapital2 effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the sponsor and Northland Gig2 Investment LLC holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the sponsor and Northland Gig2 Investment LLC sold 68,041 shares and 31,959 shares, respectively, to EarlyBirdCapital, Inc. and the EarlyBird Group, collectively, for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, GigCapital2 effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the sponsor, Northland Gig2 Investment LLC, EarlyBirdCapital, Inc., and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of June 30, 2021. The Founder Shares are identical to the common stock included in the Units sold in GigCapital2's initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement
The GigCapital2 (now Uphealth, Inc.) founders purchased in a private placement sale (the "Private Placement"), that occurred simultaneously with the completion of the closing of the GigCapital2 initial public offering an aggregate of 492,500 units (the "Private

Placement Units") at a price of $10.00 per unit. The founders also purchased from GigCapital2 an aggregate of 75,000 private placement units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option, for a total of 567,500 Private Placement Units. Among the Private Placement Units, 481,250 units were purchased by GigCapital2's sponsor, 29,900 units were purchased by EarlyBirdCapital, Inc., a GigCapital2 underwriter, and 56,350 units were purchased by Northland Gig2 Investment LLC, a GigCapital2 underwriter. Each Private Placement Unit consists of one share of GigCapital2’s common stock, $0.0001 par value, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of GigCapital2's initial business combination. Warrants (the "Private Placement Warrants") will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in terms of the Private Placement Warrants agreement.
Northland Gig2 Investment LLC, purchased 100,000 private underwriter shares (the "Private Underwriter Shares"), at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the GigCapital2 initial public offering. Northland Gig2 Investment LLC also purchased from GigCapital2 an aggregate of 20,000 Private Underwriter Shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the shares of common stock included in the Private Placement Units.
GigCapital2’s founders and underwriters have agreed not to transfer, assign, or sell any of their Founder Shares, Private Placement Units, shares, or other securities underlying such Private Placement Units, or Private Underwriter Shares until the earlier of (i) twelve months after the completion of GigCapital2's initial business combination, or earlier if, subsequent to the GigCapital2’s initial business combination, the last sale price of the GigCapital2’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after GigCapital2’s initial business combination, or (ii) the date on which GigCapital2 completes a liquidation, merger, stock exchange, or other similar transaction after GigCapital2's initial business combination that results in all of gigCapital2’s stockholders having the right to exchange their shares of common stock for cash, securities, or other property.
Unlike the Public Warrants included in the units sold in GigCapital2's initial public offering, if held by the original holder or its permitted transferees, the Private Placement Warrants included in the Private Placement Units are not redeemable by GigCapital2 and subject to certain limited exceptions, will be subject to transfer restrictions until one year following the consummation of GigCapital2's initial business combination. If the Private Placement Warrants are held by holders other than the initial holders or their permitted transferees, the Private Placement Warrants will be redeemable by GigCapital2 and exercisable by holders on the same basis as the Public Warrants.
We accounted for the Private Placement Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) on the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations. At June 30, 2021, the fair value of the Private Placement Warrants was $0.5 million, which is included in warrant liabilities in the condensed consolidated balance sheet. During the three and six months ended June 30, 2021, we recorded a $(0.1) million loss due to the fair value changes in the Private Placement Warrants, which is included in gain (loss) in fair value of warrant liabilities in the condensed consolidated statement of operations.
PIPE Subscription Agreements

On January 20, 2021, GigCapital2 (now UpHealth, Inc.) entered into subscription agreements, each dated January 20, 2021 and amended June 8, 2021 (the "PIPE Subscription Agreements"), with certain institutional investors (collectively the "PIPE Investors"), pursuant to which GigCapital2 agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 3,000,000 shares (the “PIPE Shares”) at $10.00 per share, plus warrants to purchase up to an additional 300,000 shares of common stock (one warrant for every 10 PIPE Shares purchased) at an exercise price of $11.50 per share (the "PIPE Warrants"), for an aggregate purchase price of $30.0 million (collectively the "PIPE Investment"). The PIPE Investment was consummated immediately prior to the closing of the Business Combinations. The total proceeds received from the PIPE Investment were $28.5 million, net of placement fee costs of $1.5 million.
We accounted for the PIPE Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) in the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the condensed consolidated statements of operations. At June 30, 2021, the fair value of the PIPE Warrants was $0.3 million, which is included in warrant liabilities in the condensed consolidated balance sheet. During the three and six months ended June 30, 2021, we recorded a $1.2 million gain due to the fair value changes in the PIPE Warrants, which is included in gain (loss) in fair value of warrant liabilities in the condensed consolidated statement of operations.
Forward Share Purchase Agreement
On June 3, 2021, we entered into a forward share purchase agreement (the "Purchase Agreement") with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, pursuant to which KAF may elect to sell and transfer to us and we will purchase from

KAF, on September 8, 2021 or, in KAF’s sole discretion, any one calendar month anniversary of that date (the “Closing Date”), up to 1,700,000 shares of our common stock that are held by KAF at the closing of the Business Combinations. In August 2021, we entered into an amendment to the Purchase Agreement, which deferred the Closing Date to no earlier than January 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $10.30225 per KAF Share, plus (b) in the event that the Closing Date occurs after September 8, 2021, $0.0846 per KAF Share for each month (prorated for a partial month) following September 8, 2021.
Notwithstanding anything to the contrary in the Purchase Agreement, KAF is allowed at its election to sell any or all of the KAF Shares in the open market commencing after the closing of the Business Combinations, as long as the sales price is above $10.10 per Share. Nothing in the Purchase Agreement prohibits or restricts KAF with respect to the purchase or sale of our warrants. In exchange for our commitment to purchase the KAF Shares on the Closing Date, KAF agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities and including any Short Sales (as defined below) involving any of our securities) the KAF Shares prior to Closing Date. “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities and Exchange Act of 1934 (the “Exchange Act”), whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non-U.S. broker dealers or foreign regulated brokers. KAF is permitted to pledge the KAF Shares in connection with a bona fide margin agreement (and such a pledge is not considered to be a transfer, sale or assignment of the KAF Shares). Due to its mandatorily redeemable for cash feature, we have recorded the Purchase Agreement as a forward share purchase liability in our condensed consolidated balance sheet for up to the 1,700,000 shares, at $10.00 per share, of our common stock that KAF may elect to sell and transfer to us and we will repurchase from KAF, plus imputed interest, totaling $17.1 million.
Equity Plans
Thrasys' 2019 Stock Incentive Plan
Contemporaneous with its merger with UpHealth Holdings on November 20, 2020, Thrasys entered into stock compensation agreements with employees pursuant to the Thrasys 2019 Stock Incentive Plan, a Restricted Stock Award (“RSA”) agreement, and a Restricted Stock Unit (“RSU”) award agreement, and awarded 536,184 RSA shares and 3,427,316 RSU shares to employees. On June 9, 2021, in connection with the Business Combinations, the RSAs and RSUs were settled with a combination of shares of UpHealth common stock and proceeds from the seller notes. Additionally, under the terms of the merger agreement, we will grant 4,660,226 RSUs to two officers of Thrasys under the 2021 Equity Incentive Plan (the "2021 Incentive Plan"), upon the filing of a Form S-8 with the SEC, which occurred on August 12, 2021.
Cloudbreak 2015 Incentive Plan
On June 19, 2015, Cloudbreak created the 2015 Unit Incentive Plan (the “Cloudbreak Plan”), which had a maximum aggregate number of 2,200,000 common units. Cloudbreak measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost is recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period.
Upon completion of the Business Combinations, UpHealth assumed 1,573,690 options, which were included in purchase consideration, and 134,690 unvested options, which are subject to continued vesting and will be recorded as stock-based compensation prospectively. Cloudbreak ceased granting awards under the Cloudbreak Plan.
2021 Equity Incentive Plan
On June 4, 2021, the GigCapital2 stockholders considered and approved the 2021 Incentive Plan and reserved 16,420,813 shares of UpHealth common stock for issuance thereunder. The 2021 Incentive Plan was previously approved, subject to stockholder approval, by the Board of Directors of GigCapital2 on February 7, 2021. The 2021 Incentive Plan became effective immediately upon the closing of the Business Combinations. The number of shares of common stock reserved for issuance under the 2021 Incentive Plan will automatically increase on January 1 of each year, beginning on January 1, 2022 and each anniversary thereof during the effectiveness of the 2021 Incentive Plan, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of Company Common Stock outstanding on such date, and (ii) such lesser number of shares as may be determined by the Company’s Board of Directors. During the three months ended June 30, 2021, there were no shares granted under the 2021 Incentive Plan.
In conjunction with the approval of the 2021 Incentive Plan, the Company’s Board of Directors also adopted a form of Restricted Stock Units Agreement (the “RSU Agreement”) and a form of Stock Option Agreement (the “Stock Option Agreement”) that the Company will generally use for grants under its 2021 Incentive Plan. The RSU Agreement provides that restricted stock units will vest over a fixed period and be paid as shares of common stock, and that the unvested restricted stock units will expire upon certain terminations of the grantees’ employment or other service relationship with the Company. The Stock Option Agreement provides that stock options will vest over a fixed period, and that the unvested options will expire upon certain terminations of the grantees’ employment or other service relationship with the Company.
11.Revenue
Disaggregation of Revenue
Revenue by service offering consisted of the following:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Services	$14,773	$22,911
Licenses and subscriptions	9,145	12,803
Products	7,964	8,984
Total revenue	$31,882	$44,698

Revenue by geography consisted of the following:

(In thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Americas	$20,126	$29,352
Europe	7,800	10,800
Asia	3,956	4,546
Total revenue	$31,882	$44,698
Our revenue is entirely derived from the healthcare industry. Revenue recognized over-time was approximately 75% and 73% of total revenue during the three and six months ended June 30, 2021.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the six months ended June 30, 2021.
The change in contract assets was as follows:

(In thousands)	Six Months Ended June 30, 2021
Unbilled receivables, beginning of period	$3,536
Reclassifications to billed receivables	(1,192)
Revenues recognized in excess of period billings	9,783
Unbilled receivables, end of period	$12,127
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	Six Months Ended June 30, 2021
Deferred revenue, beginning of period	$397
Revenues recognized from balances held at the beginning of the period	(397)
Revenue deferred from period collections on unfulfilled performance obligations	6,572
Deferred revenue, end of period	$6,572
Revenue recognized ratably over time is generally billed in advance and includes SaaS internet hosting, subscriptions, and related consulting, implementation, services support, and advisory services.

Revenue recognized as delivered over time includes professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately 0.6% and 0.9% of revenue recognized during the three and six months ended June 30, 2021, respectively, was from the deferred revenue balance existing as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations consisted of the following at June 30, 2021:

(In thousands)	Total	Remaining 2021	2022 - 2024
Subscriptions	$10,411	2,607	7,804
Licenses	—	—	—
SaaS and hosting	147	98	49
Program management and services	—	—	—
	$10,558	2,705	7,853

12.Income Taxes
The CARES Act was enacted on March 27, 2020 in the United States. The CARES Act provided a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief, government loans, grants, and investments. The CARES Act did not have a material impact on our income tax provision.
For interim period reporting, we record income taxes using an estimated effective tax rate for the period, including the forecasted permanent tax differences, discrete items, and statutory rates in states in which we operate. At the end of each interim period, we update the estimated effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax.
The income tax benefit was $6.6 million and zero for the three months ended June 30, 2021 and 2020, respectively. The income tax benefit was $7.1 million and zero for the six months ended June 30, 2021 and 2020, respectively.
The Internal Revenue Service (“IRS”) audited Thrasys’ 2008 and 2009 tax returns for the proper year of inclusion of approximately $15.0 million in long-term capital gain on the sale of certain intellectual property rights. Thrasys originally reported the gain on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and Thrasys passed the gain through to its shareholders. The IRS has asserted that Thrasys owes C Corporation tax of approximately $5.0 million for 2008, or in the alternative, Thrasys owes C Corporation tax of approximately $5.0 million for 2009 as a built-in gain. In addition, Thrasys could be assessed additional California franchise tax of approximately $1.3 million. Additionally, if additional income taxes are imposed, interest will be charged at approximately 4% per year, compounded annually, resulting in potential interest of approximately $3.0 million. The IRS has not asked that penalties be imposed.
The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the shareholders for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment in Thrasys, Inc. v. Commissioner (T.C. Memo 2018-199); however, Thrasys prevailed, and the motion was denied. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to Thrasys’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated. Counsel for the IRS has contacted counsel for Thrasys and has offered to join Thrasys in a motion to have the case decided without trial. This and other alternatives are now under consideration. It is not likely this case will be resolved before the end of 2021. Thrasys intends to vigorously defend its position in the case and believes it will prevail if the case is taken to trial. Thrasys has accrued $0.2 million, representing probable additional taxes and interest imposed, in other current liabilities in the condensed consolidated balance sheets.

13.Earnings (Loss) Per Share
Basic income (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net loss attributable to UpHealth, Inc.	$(32,784)	$(336)	$(35,734)	$(539)
Denominator:
Weighted average shares outstanding(1)	94,170	50,050	83,585	50,050
Diluted effect of stock awards	—	—	—	—
Weighted average shares outstanding assuming dilution	94,170	50,050	83,585	50,050
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.35)	$(0.01)	$(0.43)	$(0.01)
Diluted	$(0.35)	$(0.01)	$(0.43)	$(0.01)
(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recasted to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
The calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million assumed equity awards, because the effect would be anti-dilutive.

14.Employee Benefit Plans
In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak we have six defined contribution plans, which cover substantially all employees, with the exception of union employees and employees acquired under a section 401(b)(6)(C) transaction. The plans provide for discretionary matching and profit-sharing contributions. For the three and six months ended June 30, 2021, there were no significant employer matching or employer profit sharing contributions to the plans.
In addition, with the acquisition of Glocal, we acquired a defined benefit plan, which entitles an employee, who has rendered at least five years of continuous service, to receive one-half month’s salary for each year of completed service at the time of retirement/exit. As of June 30, 2021, the unfunded status of the defined benefit plan was $85 thousand. For the six months ended June 30, 2021, the net periodic pension cost of the defined benefit plan was $5 thousand.

15.Related Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were approximately $0.1 million and $0.1 million for the three and six months ended June 30, 2021, respectively. Unpaid management fees were $42 thousand at June 30, 2021.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
One of our subsidiaries has amounts due to related parties totaling $0.2 million at June 30, 2021. Amounts are noninterest-bearing, nonsecured and payable upon demand.
See Note 8, Debt, for related party long-term debt.
See Note 17, Commitments and Contingencies, for leases with related parties.

16.Segment Reporting

Our business is organized into five reportable segments:
•Integrated Care Management—through our Thrasys subsidiary;

•Global Telehealth—through our Glocal and Cloudbreak subsidiaries;
•Digital Pharmacy—through our Innovations subsidiary;
•Behavioral Health—through our BHS and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
The reportable segments are consistent with how management views our services and products and the financial information reviewed by the chief operating decision makers. We manage our businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.
In the Integrated Care Management segment, we provide our customers with an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs.
In the Global Telehealth segment, we provide technology and process-based healthcare platforms providing our customers comprehensive primary care, specialty consultations, and translation services, through telemedicine, Digital Dispensaries, and technology-based hospital centers.
In the Digital Pharmacy segment, we provide custom compounded medications for the unique needs of every patient and prescriber. We are a full-service pharmacy filling prescriptions from our inventory of compounded medications, as well as drugs purchased from manufacturers.
In the Behavioral Health segment, we provide inpatient and outpatient substance abuse and mental health treatment services for individuals with drug and alcohol addiction and other behavioral health issues. We offer a complete continuum of care from detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs.
In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.
We evaluate performance based on several factors, of which Revenue, Cost of Goods and Services, Adjusted EBITDA, and Total Assets by service and product, are the primary financial measures:
Revenue by segment consisted of the following:

In thousands	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Integrated Care Management	$11,280	$17,570
Global Telehealth	6,964	7,554
Digital Pharmacy	5,299	5,299
Behavioral Health	8,339	14,275
Total revenue	$31,882	$44,698

Gross margin by segment consisted of the following:

In thousands	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Integrated Care Management	$4,615	$9,722
Global Telehealth	2,634	2,933
Digital Pharmacy	1,982	1,982
Behavioral Health	2,370	3,645
Total gross margin	$11,601	$18,282

Total assets by segment consisted of the following:

In thousands	June 30, 2021	December 31, 2020
Integrated Care Management	$195,974	186,476
Global Telehealth	349,238	—
Digital Pharmacy	184,307	—
Behavioral Health	83,350	18,383
Corporate	85,184	57,531
Total assets	$898,053	$262,390

17.Commitments and Contingencies
Commitments
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through December 2025. The leases require monthly payments ranging from $3 thousand to $13 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $239 to $68 thousand. The leases expire at various dates through November 2026. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of June 30, 2021.
Total rent expense under related party and third-party agreements was approximately $0.8 million and $1.3 million for the three and six months ended June 30, 2021, respectively.
As of June 30, 2021, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)	Related Party	Third- Party	Total
Remaining 2021	$513	$2,133	$2,646
2022	1,031	2,561	3,592
2023	984	2,094	3,078
2024	928	1,934	2,862
2025	687	1,485	2,172
Thereafter	—	1,258	1,258
	$4,143	$11,465	$15,608
Contingencies
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter (see Note 12, Income Taxes, for further information) and matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.
There are currently two medical malpractice suits against individual providers, other third parties, and BHS, as a whole. The medical malpractice suits assert that there is negligence by the providers in treating the patients named in the suits. One of the malpractice suits is seeking damages of approximately $3.7 million from all defendants, including BHS. The second malpractice suit has not specified monetary damages; however, in the event of an unfavorable outcome, BHS’ legal counsel estimates maximum damages of approximately $2.3 million. BHS is vigorously defending the malpractice suits and was named as a secondary party in each suit. Although the outcome of these malpractice suits is not presently determinable, it is reasonably possible that that an unfavorable outcome, for the aforementioned damages sought, could occur. However, BHS, and the individual providers, do have insurance coverage (BHS carries a $1.0 million per occurrence insurance policy), which could mitigate some or all of the financial effects of potential settlements or judgements. In the event that future settlements or judgements, if any, exceed insurance coverages, BHS may be required to fund a portion of the difference. No provision has been made in the accompanying condensed consolidated financial statements for any potential settlement or judgement costs at June 30, 2021, and December 31, 2020, as an unfavorable outcome is not probable at this time.

On December 17, 2020, a former TTC employee filed an Equal Employment Opportunity Commission (“EEOC”) claim against TTC alleging discrimination based on disability. The former employee cannot file a suit under the federal law until the EEOC issues a notice of right to sue, but can file suit under Florida law if the investigating agency has not rendered a decision within 180 days of the date the charge was filed. As of the date of this report, no lawsuit has been filed. TTC plans to vigorously defend the case, if filed, and does not believe that there is any reasonably estimable loss. However, TTC does have insurance coverage, which could mitigate some or all of the financial effects of potential settlements or judgements. In the event that future settlements or judgements, if any, exceed insurance coverages, TTC would be required to fund the difference. No provision has been made in the accompanying condensed consolidated financial statements for any potential settlement or judgment costs at June 30, 2021 or December 31, 2020. The maximum exposure as it relates to claims made is approximately $0.4 million.
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. Based on consultation with legal counsel, we have proposed a settlement in the amount of $8.0 million, which has been accrued for as of June 30, 2021, and is included in accrued expenses in the condensed consolidated balance sheet. However, if the settlement offer is not accepted, the amount of the ultimate loss may range from $8.0 million to $26.3 million.
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 25, 2020, the U.S. government reached a stimulus package deal. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and likewise, the full impact of the pandemic on our consolidated financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the global situation on our consolidated financial condition, liquidity, operations, vendors, industry, and workforce. Despite the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we have not experienced any material impact on our consolidated results of operations, financial condition, or liquidity during the year ended December 31, 2020 or the three and six months ended June 30, 2021.
On March 27, 2020, the CARES Act, was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, provides for non-income tax-related relief such as refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. We continue to evaluate the various provisions of the CARES Act and their impact on our condensed consolidated financial statements as a whole. See Note 8, Debt, for further information.
Indemnification
Certain of our agreements require us to indemnify our customers from any claim or finding of intellectual property infringements, as well as from any losses incurred relating to breach of representations, failure to perform, or specific events as outlined within the particular contract. We have not received any claims or estimated the maximum potential amount of indemnification liability under these agreements and have recorded no liabilities for these agreements.

18.Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the balance sheet date through August 12, 2021, other than those events noted below, that require disclosure in the condensed consolidated financial statements.
In August 2021, the maturity date for $18.7 million of the seller notes was deferred to September 2022 (see Note 8, Debt, for further information).
In August 2021, we entered into an amendment to the Purchase Agreement, which deferred the Closing Date and adjusted the share price at which KAF has the right to sell the KAF Shares to us (see Note 10, Capital Structure, for further information).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this report (the “Quarterly Report”) to “we,” “our,” “us,” or the "company", and other similar terms refer to UpHealth, Inc and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section in our prospectus filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on June 29, 2021 (the “Prospectus”), which is incorporated herein by reference. The company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Formation
UpHealth Services, Inc., a wholly-owned subsidiary of UpHealth Holdings, Inc. ("UpHealth Holdings"), was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital medicine, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. It became a subsidiary of UpHealth Holdings through a reorganization when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across four segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b) Global Telehealth—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); (c); Digital Pharmacy—through its subsidiary Innovations Group, Inc. (“Innovations Group”), and (d) Behavioral Health—through its subsidiaries Behavioral Health Services, LLC (“BHS”) and TTC Healthcare, Inc. (“TTC”). On June 9, 2021, UpHealth (fka GigCapital2) acquired UpHealth Holdings and its subsidiaries, which added Cloudbreak Health, LLC ("Cloudbreak") to the Global Telehealth segment.
Completed Business Combinations
On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The operating results for BHS for the three and six months ended June 30 are included in the UpHealth, Inc. consolidated financial statements provided with this Quarterly Report.
On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The operating results for Thrasys for the three and six months ended June 30, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Quarterly Report.
On January 25, 2021, UpHealth Holdings acquired TTC, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and TTC, in exchange for consideration in the form of a promissory note in the amount of $12.1 million and shares of UpHealth Holdings common stock. Subsequent to January 25, 2021, the results of operations of TTC are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of TTC from January 25, 2021 through June 30, 2021.
Glocal is now a controlled (but not wholly-owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately

43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock and a $8.7 million note, which was paid in June 2021. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021 and $8.7 million paid in June 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. In the final steps, UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, take steps to increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Subsequent to March 25, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Glocal from March 25, 2021 through June 30, 2021.
On April 27, 2021, UpHealth Holdings acquired Innovations, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Subsequent to April 27, 2021, the results of operations of Innovations are consolidated with those of UpHealth Holdings in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Innovations from April 27, 2021 through June 30, 2021.
On June 9, 2021, UpHealth acquired Cloudbreak, which became a wholly-owned subsidiary, pursuant to the terms of a Business Combination Agreement between UpHealth and Cloudbreak, in exchange for consideration in the form of a promissory note in the amount of $36.6 million and shares of UpHealth common stock. Subsequent to June 9, 2021, the results of operations of Cloudbreak are consolidated with those of UpHealth in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Cloudbreak from June 9, 2021 through June 30, 2021.
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly-owned subsidiary, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings' capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owns a majority of the voting power of the combined company, UpHealth Holdings will comprise 75% of the ongoing operations of the combined entity, UpHealth Holdings will control a majority of the governing body of the combined company, and UpHealth Holdings' senior management will comprise most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of UpHealth from June 9, 2021 through June 30, 2021.
Factors Affecting Comparability of Results
Covid-19
The current COVID-19 pandemic has affected and will continue to affect economies and business around the world. To date, various governmental authorities and private enterprises have implemented numerous measures to contain the pandemic, such as travel bans and restrictions, quarantines, shelter-in-place orders and shutdowns, which have led to severe disruptions to the global economies that may continue for a prolonged duration and trigger a recession or a period of economic slowdown. The magnitude and duration of the resulting decline in business activity and operations cannot be measured with any degree of certainty. At this stage, the extent and duration of the pandemic, and its foreseeable unfolding following the worldwide vaccine campaigns, is still uncertain and difficult to predict, also considering the severity of the second wave of the COVID-19 pandemic currently hitting the Indian regions. UpHealth is actively monitoring and managing its response and assessing actual and potential impacts to its operating results and financial condition, which could also impact trends and expectations.
UpHealth, Inc. Business Overview
Integrated Care Management Segment - Thrasys
Thrasys Overview

Thrasys provides its customers with an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM,” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs. Thrasys focuses on both the United States and international markets. SyntraNet is offered as a software-as-a-service (“SaaS”) platform. Information, analytics, and applications are delivered to care team members on desktops, tablets, and phones, as needed. An advanced protected health information framework controls access to information based on roles, rights, policies, and scope of consent. The platform includes innovations in a number of areas: application and information models for connected care communities (an extension of multi-tenant architectures), integration and normalization of heterogeneous data sources, configurable software services and open application programming interfaces, advanced analytics and intelligence, scalable workflows and rules, protected health information management, and user interfaces ready for the proliferation of device types and interaction modes.

Thrasys Key Business Metrics
Revenue
Thrasys derives revenue broadly from the sales of (a) products—with associated license, subscription, and hosting fees and (b) services—largely to implement, configure, and extend the technology, and train and on-board users on the use of the platform and applications.
Licenses Fees. License revenues are typically associated with rights granted to customers to deploy the platform to a certain number of care communities of a certain size, usually measured as the total population of patients that can be included within a care community. License revenues are recognized based on the nature of the license provided, either fully on the date license rights are granted to the customer if there are no further performance obligations or ratably over the license term beginning on the effective date of each contract, the date the customer takes possession of the license rights.
Subscription Fees. Subscription fees are recurring fees charged for access to the platform and applications. Subscription fees are typically pegged to a measure of use, such as population size, number of providers, members enrolled in programs, or number of members managed by applications. Subscription fees can grow as customers subscribe to additional application features or launch additional programs. Revenues from subscription fees are recognized ratably over the subscription term.
Services Fees. The majority of Thrasys’ contracts to provide professional services are priced on time and materials basis, whereby revenues are recognized as the services are rendered. In some cases, Thrasys enters into professional services contracts where professional services fees are defined for specific milestones, whereby revenue are recognized upon achievement of the milestones.
Cost of Goods and Services
Cost of goods and services for Thrasys include: costs related to hosting SyntraNet in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNet; costs of a core professional services team, and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. Thrasys also anticipates added costs for third-party licenses that will be added as the scope and footprint of the technology platform expands.
Hosting Infrastructure. Thrasys’ technology and solutions are designed to be agnostic to any particular cloud services provider. Currently, customer environments are hosted through contracts with two cloud service providers. Thrasys anticipates capabilities of cloud service providers to grow, and costs to become increasingly competitive, and will continue to evaluate offerings in the marketplace to determine the optimum mix of security, reliability, scalability, and performance to meet customer needs. Hosting infrastructure costs for Thrasys are related to the number and size of environments deployed for customers and also on the service level agreements (“SLAs”) negotiated with customers. As the average size of customers continues to grow, hosting infrastructure costs are expected to grow as a percentage of revenue.
Third-Party Product Licenses. SyntraNet embeds certain third-party technology components to support some of its technology capabilities. There are multiple vendors for these components, and Thrasys is not dependent on any specific vendor.
Professional Services Team. Thrasys’ professional services team works closely with the product team and is best understood as an “A-team” created to lead showcase implementations. The goal is to keep the professional services team small in order to focus it on deploying reference customers and facilitating the on-boarding and coaching of systems integration partners.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses include an internal sales and marketing team and contracts with business development consultants to generate and qualify leads.

Research and Development (“R&D”) Expenses. Thrasys continues to invest in R&D. The core R&D team consists of a small team of very experienced software developers. Beginning in 2019, Thrasys added considerable capacity to a consulting group with whom it has been working for over ten years. The team, based in Chicago, functioned much like the Thrasys internal team, until they were brought in-house in June 2021.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Thrasys.
Global Telehealth Segment - Glocal and Cloudbreak
Glocal Overview
Glocal is a technology and process-based healthcare platform providing its customer comprehensive primary care and specialty consultations for a fraction of the cost, through telemedicine, digital dispensaries, and technology-based hospital centers. It has pioneered the development of a semantic algorithm and AI-based clinical decision support system called LitmusDX, which helps deliver healthcare through telemedicine on its Hellolyf CX Digital Dispensaries utilizing a telemedicine terminal called LitmusMX and an automated medicine dispenser called LitmusRX, and through Glocal’s smart hospitals. Glocal started its operation in India, but has spread internationally and is now in 10 countries.
Glocal has been awarded by the United Nation’s (“UN”) Innovation Exchange with the Public Appreciation Award 2020 as a cutting-edge technology to meet the sustainable development goals of the UN. Glocal’s customers are located in regions in India, Southwest Asia, and Africa. Glocal generates 85% of its revenue in India and the remainder from Africa and Southeast Asia.
Glocal’s Hellolyf CX Digital Dispensary was selected by United Nations AID as a cutting-edge technology solution to reach the UN’s sustainable development goals. Unlike other telemedicine centers seen today, Glocal’s Hellolyf CX Digital Dispensary is an innovative, hybrid, brick-and-mortar center, which provides complete primary and emergency healthcare solutions, such as consultation, confirmatory tests, and medicines, from a single point through the use of two path-breaking technological solutions, LitmusMX and LitmusRX.
LitmusMX is used for recording the vitals of the patient, consultations with a doctor over video conferencing from miles away, and routine card-based point-of-care tests, and also contains a fully automatic biochemistry analyzer. The software may also suggest further investigations. If the doctor agrees, they can order further rapid tests, such as for dengue or malaria, for which kits are available. When the doctor selects a prescription, the machine talks to the dispenser, which delivers the required dosages of the medicines. Theoretically, the algorithm can be fine-tuned to arrive at a final diagnosis and prescription on its own. LitmusRX is an automated medicine dispensing unit, which dispenses the medicine prescribed by the doctor, while the prescription is being printed. In addition to these solutions is one of the world’s top ten end-to-end Clinical Decision Support System (“CDSS”), named LitmusDX, along with a web interface, named Hellolyf, which integrates practice management with diagnostic algorithms, investigation interpretation, treatment protocols, drug safety checks, and electronic medical records.
Hellolyf.com, Glocal’s web-based telemedicine platform, provides world-class telemedicine solutions, which allows patients anywhere to consult with any doctor safely. The relay and IP addressing is done through STUN and TURN servers.
During the COVID-19 pandemic, Glocal’s innovative Hellolyf CX Digital Dispensaries successfully used ultraviolet C light disinfection, acrylic separation, and positive air pressure to create the first line of defense of health workers and patients against all forms of infectious and contagious diseases, including COVID-19.
Glocal is also focusing now on the business-to-business ("B2B") model where the Hellolyf CX Digital Dispensaries are sold to B2B partners/customers, who operate them with a revenue-share to Glocal. This results in lower revenues but higher margins.
Glocal’s telemedicine/Hellolyf CX Digital Dispensaries have been functional in India mainly through the government and are primarily housed in government facilities, which provide services that are free to the beneficiaries. After successful implementation of projects in the Indian states of Rajasthan, Odisha, and West Bengal, Glocal now has won a contract to set-up 550+ Digital Dispensaries in the Indian State of Madhya Pradesh, resulting in a total of 750+ government-placed nodes across India.

Glocal has moved to a revenue-sharing model where it partners in certain places to run and operate hospitals. Glocal is operating four hospitals itself and five hospitals under revenue sharing arrangements. Glocal is also under contract to build and furnish a hospital in the Indian state of Nagaland.
Glocal Key Business Metrics
Revenue
Glocal’s revenue is generated primarily from hospitals, including pharmacy and medicine sales and the sale of HelloLyf CX Digital Dispensaries, and transaction fees per telemedicine consult.
Cost of Goods and Services
Cost of goods and services consist primarily of costs of operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost for HelloLyf CX Digital Dispensaries, and an allocation of facilities, information technology, and depreciation costs.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses are comprised of compensation and benefits related to Glocal’s sales personnel, travel expenses, and expenses related to advertising, marketing programs, and events.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
Depreciation and Amortization Expenses. Glocal’s operations are capital intensive. Depreciation expense relates to the depreciation of buildings, computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Glocal.
Cloudbreak Overview
Cloudbreak is a leading provider of unified telemedicine solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum, at each stage of healthcare acuity. Cloudbreak powers its client’s healthcare digital transformation initiatives and provides digital health infrastructure enabling its partners to address healthcare disparities and implement unique, private-label, telehealth strategies customized to their specific needs and markets.
Cloudbreak's core offering, known as Martti (My Accessible Real-Time Trusted Interpreter), is a video remote interpreting solution that puts qualified and certified medical interpreters at the fingertips of clinical care teams nationwide through Cloudbreak's proprietary software platform. Having one of the largest installed bases of video endpoints in the nation, Cloudbreak has expanded its operations to include other telemedicine use cases as well, including tele-stroke, tele-psychiatry, tele-urology, and tele-quarantine, among others, all over the same infrastructure. Cloudbreak has also recently launched a home health virtual visit platform enabling its healthcare system partners to see their patients remotely on any device, at anytime, anywhere the patient may be, and in any language they may speak. Cloudbreak's client base spans the entire healthcare continuum including hospitals and health systems, Federally Qualified Healthcare Clinics, urgent care centers, stand alone clinics and medical practices, employers, and schools.
Cloudbreak's Telemedicine-as-a-Service” ("TaaS") business model aligns interests between Cloudbreak and its clients, creating a partnership targeted towards forming long-term agreements with sustainable and mutually beneficial growth models for all stakeholders. Cloudbreak has specifically structured itself to not have a captive medical group as it believes that creates a conflict of interest with its client base, as local health systems do not want to suffer patient leakage to a technology partner or be forced to use a provider network. As a result, Cloudbreak has the freedom to match its partners with centers of excellence on its network, who can satisfy their specific needs and strategy without fear of competing for the patient’s attention, and thereby avoid the employment and maintenance of a medical group, which is a lower margin and a more labor intensive activity.

Cloudbreak Key Business Metrics
Revenue
Cloudbreak derives the majority of its revenues from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Cloudbreak also records ancillary revenue from the sale or lease of MARTTI devices and from the provision of information technology services that include connectivity and ongoing support of the MARTTI software platform. Generally,

Cloudbreak’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Sale of MARTTI devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). MARTTI device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date.
Cost of Goods and Services
Cost of goods and services primarily consist of costs related to supporting and hosting Cloudbreak’s product offerings and delivering services, and include the cost of maintaining Cloudbreak’s data centers, customer support team, and Cloudbreak’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized internal-use software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events.
General and Administrative (“G&A”) Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Cloudbreak.
Digital Pharmacy Segment - Innovations
Innovations Overview
Innovations is the parent company of the following wholly-owned operating subsidiaries: MedQuest Pharmacy, Inc. (“MedQuest Pharmacy”), WorldLink Medical, Inc (“WorldLink Medical”), Medical Horizons, Inc. (“Medical Horizons”), and Pinnacle Labs, Inc. (doing business as MedQuest Testing Services (“MTS”).

MedQuest Pharmacy is a full-service retail and compounding pharmacy licensed in 50 states and the District of Columbia that dispenses patient-specific medications and ships directly to patients. It delivers both compounded and legend (also referred to as manufactured) drugs and is capable of serving as a retail or national fulfillment center, as a personalized medication administration partner with prescribers, and as a lifestyle wellness direct-to-consumer offering. Its proprietary software and operating system, eMedplus ™ , is Electronic Prescribing of Controlled Substances Certified by the U.S. Drug Enforcement Administration and provides prescribers with a full-service prescription management system. In January 2020, eMedplus became SureScripts certified (SureScript's process is to validate that the software meets certain industry standards related to sending and receiving electronic messages and that it is providing open choice for medication selection and dispensing location), allowing any user of the SureScripts platform to prescribe medications dispensed by MedQuest Pharmacy.

Also under the Innovations suite of services is Worldlink Medical, Medical Horizons, and MedQuest Testing Services. Worldlink Medical is the educational services arm of Innovations, providing Continuing Medical Education (“CME”) educational courses accredited as a joint provider through the Accreditation Council for Continuing Medical Education (“ACCME”). Medical Horizons specializes in customized formulations and contract dietary supplement and nutraceuticals manufacturing as an own label distributor with its brand NUTRAscriptives ™ , as well as other brands. Its turnkey solutions include label design, printing, and application; custom packaging; daily packs; a selection of capsule sizes and colors; and convenient auto-reorder services. It features a staff of experts that is committed to excellence and outstanding customer service. MedQuest Testing Services focuses specifically on facilitating diagnostic testing between lab companies, such as LabCorp and Quest Diagnostics, patients, and providers.

MedQuest Pharmacy is accredited and recognized by the Accreditation Commission for Health Care and its Pharmacy Compounding Accreditation Board, among other high-quality providers and suppliers. MedQuest Pharmacy has achieved this elite level of quality by exceeding standards set by national accreditation bodies and quality-centered organizations.

In addition, to expanding its prescriber base through the SureScripts platform and testing services with new and existing lab companies and relationships, MedQuest Pharmacy plans to add new lines of specialty focus, including dermatology products in the second half of 2021, allowing it to offer its new product lines to existing customers while also expanding its customer base to include the dermatology ecosystem.

Medical Horizons also plans to launch Pure Collectives, an e-commerce platform to allow providers to sell Medical Horizons’ nutraceutical supplements line to their patients. Patients will have the ability to order Medical Horizons’ nutraceutical supplements line directly from their provider through Pure Collectives. The order will be sent to Medical Horizons and Medical Horizons will ship it directly to the patient, with the patient paying the provider and Medical Horizons billing the provider directly for the products provided.

MedQuest Pharmacy’s direct pharmacy capabilities offer direct-to-patient shipping of both manufactured and compounded drugs. MedQuest Pharmacy has relationships with both prescribers and patients and filled an average of approximately 850 prescriptions per day in 2020. Over the last five years, MedQuest Pharmacy has filled prescriptions for over 5,000 prescribers and over 65,000 different patients. The business model is driven by cash-pay and prescription volume-based revenue generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, mailed, verbal, and faxed orders.
The condensed consolidated financial statements include the results of Innovations, its four wholly-owned subsidiaries discussed above, and a variable interest entity ("VIE"), B-17 Partners, LLC (“B-17”), in which Innovations has a controlling financial interest. This determination was based on the fact that Innovations absorbs a majority of the VIE’s expected losses and receives a majority of its expected residual returns. The VIE was formed for the purpose of acquiring and holding real estate. The VIE’s sole activity is to lease the real estate to our subsidiary. At June 30, 2021, the VIE had total assets of $4.5 million and total liabilities of $4.1 million. For the three month ended June 30, 2021, revenues of $0.1 million were eliminated in consolidation. For the three months ended June 30, 2021, expenses were $25 thousand, primarily for interest and depreciation. Creditors and beneficial holders of the VIE have no recourse to the assets or general credit of our subsidiary.

Innovations Key Business Metrics
Revenue
Revenue is generated primarily from the sale of prescription medications directly to patients and through the sale of products and services to providers. The majority of the customer revenue is billed and collected before the medications and products are shipped from the facility. MedQuest Pharmacy is Innovation’ largest subsidiary in terms of revenue and generates approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications.
Cost of Goods and Services
Cost of goods and services primarily consist of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, and an allocation of facilities, information technology, and depreciation costs. MedQuest Pharmacy purchases these items through a large industry distributor with many suppliers and also sources supplies directly with manufacturers. MedQuest Pharmacy is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, lab equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Innovations.
Behavioral Health Segment - TTC and BHS
TTC Overview
TTC provides inpatient and outpatient mental health and substance abuse treatment services for individuals with behavioral health issues including post traumatic stress disorder and drug and alcohol addiction . TTC offers a complete continuum of care from its detoxification services, residential care, partial hospitalization programs, and intensive outpatient, and outpatient programs. During the COVID-19 pandemic, outpatient programs have been virtual for a majority of visits.
In March 2020, TTC formed Transformations Mending Fences, LLC to provide mental health and substance abuse disorder treatment, including equine therapy, to patients. TTC has an 80% controlling interest in the entity with the remaining 20% interest owned by an unrelated party. Operations began in December 2020, with the admission of the first patient occurring in January 2021.

In addition to inpatient and outpatient substance abuse treatment services, TTC performs screenings, urinalysis, and diagnostic laboratory services, and provides physician services to clients. TTC operates three subsidiaries located in Delray Beach, Florida and one facility in Morriston, Florida. These facilities consist of inpatient substance abuse treatment facilities, standalone outpatient centers, and sober living facilities focused on delivering effective clinical care and treatment solutions.
TTC Key Business Metrics
Revenue
Services. TTC generates revenue primarily through services provided to clients in both inpatient and outpatient treatment settings. TTC bills third-party payors weekly for the services provided in the prior week. Client-related services, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. TTC receives the majority of payments from commercial payors at out-of-network rates. Client service revenue is recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.
Laboratory Testing. TTC provides diagnostic laboratory testing services for its clients, which are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenue is recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.
Cost of Goods and Services
Cost of goods and services consist primarily of the costs of operating the facilities, professional/doctor fees, and an allocation of information technology and depreciation costs.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events.
General and Administrative (“SG&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of TTC.
BHS Overview
BHS operates through Psych Care Consultants, LLC, BHS Pharmacy, LLC, and Reimbursement Solutions, LLC, wholly-owned subsidiaries of BHS. Psych Care Consultants, LLC is a medical group that has four medical offices located in the St. Louis Metropolitan area (Missouri) and provides psychiatric and mental health services. BHS Pharmacy, LLC provides retail pharmacy services specializing in behavioral health through services, such as medication management, screenings, online portals, and delivery. Reimbursement Solutions, LLC provides billing services for Psych Care Consultants, LLC (which has allowed for more efficient payment for BHS clinicians) and third-party customers. Services include billings, collections, verification of benefits, authorization, and credentialing.
BHS provides its patients and providers with a reliable platform where a provider can address their patients’ needs efficiently with an infrastructure built to support the providers and address patient needs. This infrastructure consists of medical offices placed strategically for the convenience of providers and patients and trained staff to assist providers and patients in the delivery of quality health services that is timely and efficient, provide prescription dispensing for patients that is convenient to maintain compliance, and assist providers with billing and collection services through Reimbursement Solutions, LLC.
BHS providers work in collaboration with multiple area hospital systems (both in leadership and clinical positions) to provide and direct inpatient treatment. BHS’ business is generated by various referral sources developed over the years by BHS providers and their presence in the market for over twenty-five years. BHS offers in-office, virtual, and in-patient treatment. Common conditions treated by BHS practitioners include depression, bipolar disorder, attention disorders, schizophrenia, substance use disorders, post-traumatic stress disorder, Alzheimer’s disease and related disorders, and personality disorders.

BHS Key Business Metrics
Revenue
BHS generates revenue by providing psychiatric and mental health services, retail pharmacy services, and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained.
Cost of Goods and Services
Cost of goods and services consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to BHS’ healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. BHS has adopted an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. BHS primarily purchases pharmaceutical medications through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses include costs related to advertising, marketing programs, and events.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
Depreciation Expense. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of BHS.
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As of June 30, 2021 and for the three and six months then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings, Thrasys, and BHS; (2) the results of operations for TTC, Glocal, and Innovations subsequent to the acquisition of those companies in 2021, as described above; and (3) the results of operations for UpHealth (fka GigCapital2) and Cloudbreak subsequent to June 9, 2021, as described above. As of June 30, 2020 and for the three and six months then ended, UpHealth's operating results consist of the results of operations for UpHealth Holdings.

The following table sets forth the consolidated results of operations of UpHealth:

(Unaudited, in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue
Services	$14,773	$—	$14,773	—%	$22,911	$—	$22,911	—%
Licenses and subscriptions	9,145	—	9,145	—%	12,803	—	12,803	—%
Products	7,964	—	7,964	—%	8,984	—	8,984	—%
Total revenue	31,882	—	31,882	—%	44,698	—	44,698	—%
Cost of goods and services
Services	9,381	—	9,381	—%	14,102	—	14,102	—%
License and subscriptions	6,173	—	6,173	—%	6,670	—	6,670	—%
Products	4,727	—	4,727	—%	5,644	—	5,644	—%
Total cost of goods and services	20,281	—	20,281	—%	26,416	—	26,416	—%
Gross margin	11,601	—	11,601	—%	18,282	—	18,282	—%
Operating expenses
Sales and marketing	1,695	—	1,695	—%	2,580	—	2,580	—%
Research and development	872	—	872	—%	2,630	—	2,630	—%
General and administrative	8,974	336	8,638	2,571%	12,254	539	11,715	2,173%
Depreciation and amortization	2,966	—	2,966	—%	3,870	—	3,870	—%
Acquisition-related expenses	32,646	—	32,646	—%	35,339	—	35,339	—%
Total operating expenses	47,153	336	46,817	13,934%	56,673	539	56,134	10,414%
Loss from operations	(35,552)	(336)	(35,216)	10,481%	(38,391)	(539)	(37,852)	7,023%
Other income (expense)
Interest expense	(4,870)	—	(4,870)	—%	(5,581)	—	(5,581)	—%
Gain on consolidation of equity method investment	—	—	—	—%	640	—	640	—%
Gain on fair value of warrant liabilities	1,074	—	1,074	—%	1,074	—	1,074	—%
Gain on extinguishment of debt	151	—	151	—%	151	—	151	—%
Other expense, net, including interest income	(258)	—	(258)	—%	(221)	—	(221)	—%
Total other expense	(3,903)	—	(3,903)	—%	(3,937)	—	(3,937)	—%
Loss before income tax benefit	(39,455)	(336)	(39,119)	11,643%	(42,328)	(539)	(41,789)	7,753%
Income tax benefit	6,647	—	6,647	—%	7,053	—	7,053	—%
Net loss before loss from equity method investment	(32,808)	(336)	(32,472)	9,664%	(35,275)	(539)	(34,736)	6,445%
Loss from equity method investment	—	—	—	—%	(561)	—	(561)	—%
Net loss	(32,808)	(336)	(32,472)	9,664%	(35,836)	(539)	(35,297)	6,549%
Less: net loss attributable to noncontrolling interests	(24)	—	(24)	—%	(102)	—	(102)	—%
Net loss attributable to UpHealth, Inc.	$(32,784)	$(336)	$(32,448)	9,657%	$(35,734)	$(539)	$(35,195)	6,530%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Services	46%	—%	51%	—%
Licenses and subscriptions	29%	—%	29%	—%
Products	25%	—%	20%	—%
Total revenue	100%	—%	100%	—%
Cost of goods and services
Services	29%	—%	32%	—%
License and subscriptions	19%	—%	15%	—%
Products	15%	—%	13%	—%
Total cost of goods and services	64%	—%	59%	—%
Gross margin	36%	—%	41%	—%
Operating expenses
Sales and marketing	5%	—%	6%	—%
Research and development	3%	—%	6%	—%
General and administrative	28%	—%	27%	—%
Depreciation and amortization	9%	—%	9%	—%
Acquisition-related expenses	102%	—%	79%	—%
Total operating expenses	148%	—%	127%	—%
Loss from operations	(112)%	—%	(86)%	—%
Other income (expense)
Interest expense	(15)%	—%	(12)%	—%
Gain on consolidation of equity method investment	—%	—%	1%	—%
Gain on fair value of warrant liabilities	3%	—%	2%	—%
Gain on extinguishment of debt	—%	—%	—%	—%
Other expense, net, including interest income	(1)%	—%	—%	—%
Total other expense	(12)%	—%	(9)%	—%
Loss before income tax benefit	(124)%	—%	(95)%	—%
Income tax benefit	21%	—%	16%	—%
Net loss before loss from equity method investment	(103)%	—%	(79)%	—%
Loss from equity method investment	—%	—%	(1)%	—%
Net loss	(103)%	—%	(80)%	—%
Less: net loss attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to UpHealth, Inc.	(103)%	—%	(80)%	—%
As UpHealth Holdings effectively began operations on January 1, 2020 and other operating results are presented from the date of acquisition, as described above, the numbers presented above are not directly comparable between periods.
Three months ended June 30, 2021 and 2020
Revenue
In the three months ended June 30, 2021, revenue was $31.9 million, comprised of $14.8 million of services revenue, $9.1 million of licenses and subscriptions revenue, and $8.0 million of products revenue. There was no revenue in the three months ended June 30, 2020.

Cost of Goods and Services
In the three months ended June 30, 2021, cost of goods and services was $20.3 million, primarily consisting of $9.4 million of costs of services, $6.2 million of costs of licenses and subscriptions, and $4.7 million of costs of products. There was no cost of goods and services in the three months ended June 30, 2020
Operating Expenses

Sales and Marketing. In the three months ended June 30, 2021, S&M expenses were $1.7 million, primarily consisting of advertising, marketing programs, and events from the date of acquisition of each subsidiary. There were no S&M expenses in the three months ended June 30, 2020.
Research and Development. In the three months ended June 30, 2021, research and development expenses were $0.9 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to Thrasys’ software development teams. There were no R&D expenses in the three months ended June 30, 2020.
General and Administrative.. In the three months ended June 30, 2021, general and administrative expenses were $9.0 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the three months ended June 30, 2020, general and administrative expenses were $0.3 million, consisting of deferred compensation and benefits expense.
Depreciation and Amortization. In the three months ended June 30, 2021, depreciation and amortization expenses were $3.0 million, primarily consisting of $2.7 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.3 million of depreciation related to property and equipment, net of allocations to cost of goods and services. There was no depreciation and amortization in the three months ended June 30, 2020.
Acquisition-related Expenses. In the three months ended June 30, 2021, acquisition-related expenses were $32.6 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth. There were no acquisition-related expenses in the three months ended June 30, 2020.
Other Income (Expense)
In the three months ended June 30, 2021, other expense was $3.9 million, primarily consisting of $4.9 million of interest expense, a $1.1 million gain on fair value of warrants, and $0.1 million of other expense, net. There was no other income (expense) in the three months ended June 30, 2020.
Income Tax Expense (Benefit)
In the three months ended June 30, 2021, the income tax benefit was $6.6 million, primarily attributable to the pre-tax loss. There was no income tax expense (benefit) in the three months ended June 30, 2020.
Six months ended June 30, 2021 and 2020
Revenue
In the six months ended June 30, 2021, revenue was $44.7 million, comprised of $22.9 million of services revenue, $12.8 million of licenses and subscriptions revenue, and $9.0 million of products revenue. There was no revenue in the six months ended June 30, 2020.

Cost of Goods and Services
In the six months ended June 30, 2021, cost of goods and services was $26.4 million, primarily consisting of $14.1 million of costs of services, $6.7 million of costs of licenses and subscriptions, and $5.6 million of costs of products. There was no cost of goods and services in the six months ended June 30, 2020.
Operating Expenses
Sales and Marketing. In the six months ended June 30, 2021, S&M expenses were $2.6 million, primarily consisting of advertising, marketing programs, and events from the date of acquisition of each subsidiary. There were no S&M expenses in the six months ended June 30, 2020.
Research and Development.. In the six months ended June 30, 2021, research and development expenses were $2.6 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to Thrasys’ software development teams. There were no R&D expenses in the six months ended June 30, 2020.
General and Administrative.. In the six months ended June 30, 2021, general and administrative expenses were $12.3 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the six months ended June 30, 2021, general and administrative expenses were $0.5 million, consisting of deferred compensation and benefits expense.

Depreciation and Amortization. In the six months ended June 30, 2021, depreciation and amortization expenses were $3.9 million, primarily consisting of $3.5 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.4 million of depreciation related to property and equipment, net of allocations to cost of goods and services. There was no depreciation and amortization in the six months ended June 30, 2020.
Acquisition-related Expenses. In the six months ended June 30, 2021, acquisition-related expenses were $35.3 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth. There were no acquisition-related expenses in the six months ended June 30, 2020.
Other Income (Expense)
In the six months ended June 30, 2021, other expense was $3.9 million, primarily consisting of $5.6 million of interest expense, a $1.1 million gain on fair value of warrants, and $0.1 million of other expense, net, partially offset by $0.6 million of gain on consolidation of equity method investment. There was no other income (expense) in the six months ended June 30, 2020.
Income Tax Expense (Benefit)
In the six months ended June 30, 2021, the income tax benefit was $7.1 million, primarily attributable to the pre-tax loss. There was no income tax expense (benefit) in the six months ended June 30, 2020.
Segment Information
We evaluate performance based on several factors, of which revenue, cost of goods and services, and operating expenses by operating segment are the primary financial measures.
Revenue
Revenue by segment consisted of the following:

In thousands	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Integrated Care Management	$11,280	$17,570
Global Telehealth	6,964	7,554
Digital Pharmacy	5,299	5,299
Behavioral Health	8,339	14,275
Total revenue	$31,882	$44,698
Three Months Ended June 30, 2021. Revenue from the integrated care management segment consisted of $2.2 million of services revenue and $9.1 million of licenses and subscriptions revenue. Revenue from the global telehealth segment consisted of $5.2 million of services revenue and $1.7 million of products revenue, and reflected a full quarter of revenue from Glocal, which was acquired on March 26, 2021, and a partial month of revenue from Cloudbreak, which was acquired on June 9, 2021. Revenue from the digital pharmacy segment consisted of $5.1 million of products revenue and $0.2 million of services revenue, and reflected a partial quarter of revenue from Innovations, which was acquired on April 27, 2021. Revenue from the behavioral health segment consisted of $7.2 million of services revenue and $1.2 million of products revenue. There was no revenue for the three months ended June 30, 2020.
Six Months Ended June 30, 2021. Revenue from the integrated care management segment consisted of $4.8 million of services revenue and $12.8 million of licenses and subscriptions revenue. Revenue from the global telehealth segment consisted of $5.8 million of services revenue and $1.7 million of products revenue, and reflected a partial period of revenue from Glocal, which was acquired on March 26, 2021, and a partial period of revenue from Cloudbreak, which was acquired on June 9, 2021. Revenue from the digital pharmacy segment consisted of $5.1 million of products revenue and $0.2 million of services revenue, and reflected a partial period of revenue from Innovations, which was acquired on April 27, 2021. Revenue from the behavioral health segment consisted of $12.1 million of services revenue and $2.2 million of products revenue. There was no revenue for the six months ended June 30, 2020.
Gross margin
Gross margin by segment consisted of the following:

In thousands	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Integrated Care Management	$4,615	$9,722
Global Telehealth	2,634	2,933
Digital Pharmacy	1,982	1,982
Behavioral Health	2,370	3,645
Total gross margin	$11,601	$18,282
Three Months Ended June 30, 2021. Gross margin from the integrated care management segment consisted of $1.7 million from services and $2.9 million from licenses and subscriptions. Gross margin from the global telehealth segment consisted of $1.3 million from services and $1.3 million from products, and reflected a full quarter of gross margin from Glocal, which was acquired on March 26, 2021, and a partial month of gross margin from Cloudbreak, which was acquired on June 9, 2021. Gross margin from the digital pharmacy segment consisted of $1.8 million from products and $0.2 million from services, and reflected a partial quarter of gross margin from Innovations, which was acquired on April 27, 2021. Gross margin from the behavioral health segment consisted of $2.3 million from services and $0.1 million from products. There was no gross margin for the three months ended June 30, 2020.
Six Months Ended June 30, 2021. Gross margin from the integrated care management segment consisted of $3.6 million of gross margin from services and $6.1 million of gross margin from licenses and subscriptions. Gross margin from the global telehealth segment consisted of $1.6 million of gross margin from services and $1.3 million of gross margin from products, and reflected a partial period of gross margin from Glocal, which was acquired on March 26, 2021, and a partial month of gross margin from Cloudbreak, which was acquired on June 9, 2021. Gross margin from the digital pharmacy segment consisted of $1.8 million of gross margin from products and $0.2 million of gross margin from services, and reflected a partial period of gross margin from Innovations, which was acquired on April 27, 2021. Gross margin from the behavioral health segment consisted of $3.5 million of gross margin from services and $0.2 million of gross margin from products, and reflected a full period of gross margin from BHS and a partial period of gross margin from TTC, which was acquired on January 25, 2021. There was no gross margin for the six months ended June 30, 2020.
Liquidity and Capital Resources
As of June 30, 2021 and December 31, 2020, UpHealth Holdings had free cash on hand of $98.1 million and $1.8 million, respectively, and restricted cash of $0.6 million and $0.5 million, respectively.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize cash flows for the six months ended June 30, 2021 (unaudited):

	Six Months Ended June 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(37,229)	$—
Net cash provided by investing activities	3,860	—
Net cash provided by financing activities	129,801	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(99)	—
Net increase in cash, cash equivalents, and restricted cash	$96,332	—

As UpHealth Holdings effectively began operations on January 1, 2020, the numbers presented above are not directly comparable between periods.
In the six months ended June 30, 2021, cash used in operating activities was $37.2 million, primarily attributed to the net loss of $35.8 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $1.1 million, partially offset by $2.5 million of non-cash items (depreciation, deferred tax adjustments, gain on extinguishment of debt, loss on fair value of warrants, and debt issuance cost amortization). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $21.0 million due to billed and unbilled receivables from [two] customers during the quarter that were not collected as of June 30,

2021, partially offset by an increase in accounts payable and accrued expenses of $15.6 million due to delayed payments to vendors, and proceeds from Provider Relief Funds of $0.5 million. In the six months ended June 30, 2020, cash provided by (used in) operating activities was none, primarily attributed to the net loss of $0.5 million, offset by an increase in accounts payable and accrued expenses of $0.5 million.
In the six months ended June 30, 2021, cash provided by investing activities was $3.9 million, primarily consisting of net cash acquired in acquisition of businesses. In the six months ended June 30, 2020, cash provided by (used in) investing activities was none.
In the six months ended June 30, 2021, cash provided by financing activities was $129.8 million, primarily consisting of proceeds from convertible debt of $164.5 million, partially offset by repayments of debt of $17.3 million and payments of amounts due to member of $4.3 million. In the six months ended June 30, 2020, cash provided by (used in) financing activities was none.

Long-Term Debt
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for our long-term debt.
Contractual Obligations and Commitments
See Note 17, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for a Variable Interest Entity (“VIE”) that is included in our condensed consolidated financial statements.
As of June 30, 2021, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents, and restricted cash totaling $98.7 million as of June 30, 2021. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly-rated securities issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize an external investment manager who adhere to the guidelines of our investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss, or cash flows.

Interest rates are highly sensitive to many factors, including international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. As of June 30, 2021, we have interest bearing debt of $214.7 million, of which $160.0 million related to the carrying value of the $160.0 million unsecured convertible notes due in 2026 (the "2026 Notes"), and $23.1 million related to loans held by our Glocal subsidiary, that are currently under negotiation for the restructuring of payment terms. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the indenture agreement. The $23.1 million term loans held by our Glocal subsidiary bear interest rates between 11.15%% up to 16.25% per annum. At June 30, 2021 accrued interest on Glocal's debt facilities was $5.7 million and is included in accrued expenses in the condensed consolidated balance sheet. For the three months ended June 30, 2021 interest expense was $0.5 million. Prior to our acquisition of Glocal, it had been negotiating with its banks to restructure the payment terms of some of the $23.1 million debt facilities; however, due to the impact of the COVID-19 pandemic, there has been a delay in approvals from the banks. The term loans are classified in long-term debt, current, in the condensed consolidated balance sheet due to their default status while negotiations continue. We belief that no penal interest will be charged by the banks and hence no additional provision has been recognized in the condensed consolidate statement of operations, other than the $5.7 million accrued interest at June 30, 2021. We expect to be able to restructure Glocal's debt by the end of 2021. See Note 8, Debt, for more information about our debt facilities.
Inflation Risk
Inflation has not had, or currently has, a material effect on our business.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian rupee, causing both our revenue and its operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of June 30, 2021. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business.
At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk, but we may in the future.

Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, and as a result of the material weakness described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the three and six months ended June 30, 2021 and 2020, disclosed in accordance with U.S. GAAP.
Remediation Efforts to Address the Previously Disclosed Material Weakness
As previously disclosed in Part II, Item 9A of our Form 10-K/A, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 due to a material weakness. The material weakness related to not having adequate controls over accounting for complex accounting instruments and, in particular, related to errors in the accounting for warrants issued in connection with UpHealth's (fka GigCapital2) Initial Public Offering and recorded in its pre-Business Combination, historical condensed consolidated financial statements through March 31, 2021. In response to this material weakness, we have and will continue to implement a number of actions, as described below. Our management is committed to ensuring that our internal controls over financial reporting are designed and operating effectively. As previously disclosed, our remediation plan includes, but is not limited to, that we will improve the process and controls in the determination of the appropriate accounting and classification of our financial instruments and key agreements. When fully implemented and operational, we believe the controls we have designed or plan to design will remediate the control deficiency that have led to the material weakness we have identified and strengthen our internal controls over financial reporting. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2021, we completed the Business Combination and the internal controls of UpHealth Holdings became our internal controls. We are engaged in the process of design and implementation of our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) in a manner commensurate with the scale of our operations subsequent to the Business Combination, including the enhancement of our internal and external technical accounting resources.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. We are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

Item 1A. Risk Factors
The risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 do not address the risks and uncertainties that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects following the business combination. For risk factors relating to our business following the business combination, please refer to the section titled “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on June 29, 2021 (the “Prospectus”), which is incorporated herein by reference. There have been no material changes to our risk factors since the Prospectus.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.
Item 6. Exhibits

(a)

Exhibit No.	Description

2.1†**
UpHealth Business Combination Agreement, dated as of November  20, 2020 (as amended by the First Amendment dated as of January 29, 2021, the Second Amendment, dated as of March  23, 2021, and the Third Amendment, dated as of April 23, 2021), by and among GigCapital2, Inc., UpHealth Merger Sub, Inc. and UpHealth Holdings, Inc. (included as Annex A to GigCapital2, Inc.'s Proxy Statement/Prospectus filed under Rule 424(b)(3) on May 13, 2021).

2.2†**
Cloudbreak Business Combination Agreement, dated as of November  20, 2020 (as amended by the Amendment, dated as of April  23, 2021), by and among GigCapital2, Inc., Cloudbreak Merger Sub, LLC. Cloudbreak Health, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC. (included as Annex B to igCapital2, Inc.'s Proxy Statement/Prospectus filed under Rule 424(b)(3) on May 13, 2021).

2.3**
Fourth Amendment to Business Combination Agreement, dated as of May 30, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.'s Current Report on Form 8-K, filed by the Registrant on June 2, 2021).

2.4**
Second Amendment, dated as of June  9, 2021, to the Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., Cloudbreak Health, LLC, Cloudbreak Merger Sub, LLC, solely with respect to Section  7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed with the SEC on June  15, 2021).

3.1**	Second Amended and Restated Certificate of Incorporation of UpHealth, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

3.2**	Amended and Restated Bylaws of UpHealth, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

4.1**
Specimen Common Stock Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.2 of GiGapital2, Inc.’s Registration Statement on Form S-1 (Registration No. 333-231337) filed with the SEC on May 9, 2019).

4.2**
Amended and Restated Warrant Agreement, dated June 9, 2021, by and between GigCapital2, Inc. and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

4.3**
Indenture, dated June  9, 2021, by and between UpHealth, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.1†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., Behavioral Health Service, LLC and AM Physicians LLC, dated as of November 2, 2020. (included as Exhibit 2.3 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.2**
Waiver and First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., BHS Merger Sub 1, LLC, Behavioral Health Service, LLC and the AM Physicians LLC, dated as of November 20, 2020. (included as Exhibit 2.4 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.3**
Second Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., Behavioral Health Service, LLC and the AM Physicians LLC, dated as of February 6, 2021. (included as Exhibit 2.5 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.4†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffrey R. Bray, dated as of November 2, 2020. (included as Exhibit 2.6 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.5**
First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffrey R. Bray, dated as of January 19, 2021. (included as Exhibit 2.7 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.6†**
Amended and Restated Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth Thrasys Merger Sub, Inc., Thrasys, Inc. and Shareholder Representative Services LLC, dated as of November 20, 2020 (included as Exhibit 2.8 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.7**
First Amendment to Amended and Restated Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., Thrasys, Inc. and Shareholder Representative Services LLC, dated as of February 17, 2021. (included as Exhibit 2.9 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.8†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of October 30, 2020. (included as Exhibit 2.10 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.9**
Waiver and First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of January 25, 2021. (included as Exhibit 2.11 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.10**
Second Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of February 8, 2021. (included as Exhibit 2.12 to GigCapital2's Form S-4/A filed with the SEC on March 23, 2021).

10.11**
Forward Share Purchase Agreement dated June 3, 2021, by and between GigCapital2, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.'s Current Report on Form 8-K, filed by the Registrant on June 4, 2021).

10.12**
Registration Rights and Lockup Agreement, dated June 9, 2021, by and among UpHealth, Inc. and certain stockholders (Cloudbreak) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.13**
Registration Rights and Lockup Agreement, dated June  9, 2021, by and among UpHealth, Inc. and certain stockholders (UpHealth Holdings) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.14#**	Cloudbreak Health LLC 2015 Unit Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.15#**	Form of Cloudbreak Health LLC Unit Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.16#**	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.17#**	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.18#**	Form of Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.10#**	Amended & Restated Employment Offer Letter (Martin S.A. Beck) (included as Exhibit 10.10 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.11#**	Amended & Restated Employment Offer Letter (Alfonso W. Gatmaitan) (included as Exhibit 10.11 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.12#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.13#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.14#**	Ramesh Balakrishnan Employment Agreement (included as Exhibit 10.14 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer

32.2***	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 12, 2021.

UPHEALTH, INC.

By:	/s/ Dr. Ramesh Balakrishnan
Name:	Dr. Ramesh Balakrishnan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)