Form 10-Q
period 2021-09-30
UpHealth, Inc.
filed 2021-11-10
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 9, 2021, the registrant had 144,250,353 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$67,877	$1,839
Restricted cash	435	530
Accounts receivable, net	49,015	6,703
Inventories	3,455	117
Due from related parties	37	—
Prepaid expenses and other current assets	8,771	3,501
Total current assets	129,590	12,690
Property and equipment, net	55,785	151
Intangible assets, net	119,955	27,782
Goodwill	581,814	164,194
Equity method investments	—	57,214
Deferred tax assets	—	335
Other assets	1,897	24
Total assets	$889,041	$262,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$10,065	$2,680
Accrued expenses	34,718	8,482
Deferred revenue	5,348	397
Due to related party	56	70
Income taxes payable	916	673
Related-party long-term debt, current	670	39
Long-term debt, current	43,849	22,531
Derivative liability, current	1,633	—
Forward share purchase liability	17,577	—
Other current liabilities	1,048	—
Total current liabilities	115,880	34,872
Related-party long-term debt, noncurrent	—	381
Long-term debt, noncurrent	99,079	344
Deferred tax liabilities	31,059	6,072
Warrant liabilities, noncurrent	399	—
Derivative liability, noncurrent	10,305	—
Other long-term liabilities	3,399	—
Total liabilities	260,121	41,669
Commitments and Contingencies (Note 17)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized; 117,800 issued and outstanding at September 30, 2021; 70,021 issued and outstanding at December 31, 2020	12	7
Additional paid-in capital	621,861	222,900
Accumulated deficit	(5,328)	(2,186)
Accumulated other comprehensive loss	(3,459)	—
Total UpHealth, Inc., stockholders’ equity	613,086	220,721
Noncontrolling interests	15,834	—
Total stockholders’ equity	628,920	220,721
Total liabilities and stockholders’ equity	$889,041	$262,390
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Services	$21,977	$—	$45,563	$—
Licenses and subscriptions	10,956	—	23,759	—
Products	16,137	—	24,446	—
Total revenue	49,070	—	93,768	—
Cost of goods and services:
Services	12,434	—	26,497	—
License and subscriptions	6,350	—	13,020	—
Products	10,504	—	16,147	—
Total cost of goods and services	29,288	—	55,664	—
Gross margin	19,782	—	38,104	—
Operating expenses:
Sales and marketing	3,090	—	5,670	—
Research and development	1,916	—	5,759	—
General and administrative	11,452	944	22,481	1,483
Depreciation and amortization	3,626	—	7,496	—
Stock-based compensation	410	—	410	—
Lease abandonment expenses	915	—	915	—
Acquisition-related expenses	1,227	—	36,566	—
Total operating expenses	22,636	944	79,297	1,483
Loss from operations	(2,854)	(944)	(41,193)	(1,483)
Other income:
Interest expense	(8,145)	—	(13,760)	—
Gain on consolidation of equity method investment	—	—	640	—
Gain on fair value of derivative liability	49,885	—	49,885	—
Gain on fair value of warrant liabilities	373	—	1,447	—
Gain on extinguishment of debt	—	—	151	—
Other income, net, including interest income	259	—	40	—
Total other income	42,372	—	38,403	—
Income (loss) before income tax benefit (expense)	39,518	(944)	(2,790)	(1,483)
Income tax (expense) benefit	(6,695)	423	357	423
Net income (loss) before loss from equity method investment	32,823	(521)	(2,433)	(1,060)
Loss from equity method investment	—	—	(561)	—
Net income (loss)	32,823	(521)	(2,994)	(1,060)
Less: net loss attributable to noncontrolling interests	231	—	147	—
Net income (loss) attributable to UpHealth, Inc.	$32,592	$(521)	$(3,141)	$(1,060)
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$0.28	$(0.01)	$(0.03)	$(0.02)
Diluted	$0.28	$(0.01)	$(0.03)	$(0.02)
Weighted average shares outstanding:
Basic	117,628	50,050	95,194	50,050
Diluted	118,073	50,050	95,194	50,050
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$32,823	$(521)	$(2,994)	$(1,060)
Foreign currency translation adjustments, net of tax	19	—	(3,459)	—
Comprehensive income (loss)	32,842	(521)	(6,453)	(1,060)
Less: comprehensive loss attributable to noncontrolling interests	231	—	147	—
Comprehensive income (loss) attributable to UpHealth, Inc.	$32,611	$(521)	$(6,600)	$(1,060)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2020(1)	70,021	$7	$222,900	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock to consummate business combinations(1)	8,749	1	87,408	—	—	87,409	17,389	104,798
Net loss	—	—	—	(2,950)	—	(2,950)	(78)	(3,028)
Foreign currency translation adjustments	—	—	—	—	(1,159)	(1,159)	—	(1,159)
Balance at March 31, 2021(1)	78,771	$8	$310,308	$(5,136)	$(1,159)	$304,021	$17,311	$321,332
Issuance of common stock to consummate business combinations	26,162	3	243,584	—	—	243,587	(1,702)	241,885
Merger recapitalization	9,471	1	54,604	—	—	54,605	—	54,605
PIPE common stock issuance	3,000	—	27,079	—	—	27,079	—	27,079
Forward share repurchase agreement	—	—	(17,000)	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion	200	—	1,879	—	—	1,879	—	1,879
Net loss	—	—	—	(32,784)	—	(32,784)	(6)	(32,790)
Foreign currency translation adjustments	—	—	—	—	(2,319)	(2,319)	—	(2,319)
Balance at June 30, 2021(1)	117,605	$12	$620,455	$(37,920)	$(3,478)	$579,069	$15,603	$594,672
Purchase consideration adjustment	—	—	677	—	—	677	—	677
Exercise of stock option, net	196	—	319	—	—	319	—	319
Stock-based compensation	—	—	410	—	—	410	—	410
Net income	—	—	—	32,592	—	32,592	231	32,823
Foreign currency translation adjustments	—	—	—	—	19	19	—	19
Balance at September 30, 2021	117,800	$12	$621,861	$(5,328)	$(3,459)	$613,086	$15,834	$628,920

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

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2020(1)	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock for formation(1)	50,050	5	(5)	—	—	—	—	—
Net loss	—	—	—	(203)	—	(203)	—	(203)
Balance at March 31, 2020(1)	50,050	$5	$(5)	$(203)	$—	$(203)	$—	$(203)
Net loss	—	—	—	(336)	—	(336)	—	(336)
Balance at June 30, 2020(1)	50,050	$5	$(5)	$(539)	$—	$(539)	$—	$(539)
Net loss	—	—	—	(521)	—	(521)	—	(521)
Balance at September 30, 2020(1)	50,050	5	(5)	(1,060)	—	(1,060)	—	(1,060)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net loss	$(2,994)	$(1,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,701	—
Amortization of debt issuance costs and discount on convertible debt	5,398	—
Stock-based compensation	410	—
Gain on extinguishment of debt	(151)	—
Loss from equity method investment	561	—
Gain on consolidation of equity method investment	(640)	—
Gain on fair value of warrant liabilities	(1,447)	—
Gain on fair value of convertible derivative	(49,885)	—
Loss on disposal of property and equipment	80	—
Deferred income taxes	(1,274)	—
Other	350	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(31,428)	—
Inventories	(326)	—
Prepaid expenses and other current assets	(1,050)	—
Accounts payable and accrued expenses	18,510	1,060
Income taxes payable	886	—
Deferred revenue	4,643	—
Due to related parties	17	—
Other current liabilities	230	—
Net cash used in operating activities	(48,409)	—
Investing activities:
Purchases of property and equipment	(1,879)	—
Due to related parties	253	—
Net cash acquired in acquisition of businesses	4,263	—
Net cash provided by investing activities	2,637	—
Financing activities:
Proceeds from merger and recapitalization transaction	83,435	—
Proceeds from convertible debt	164,500	—
Repayments of debt	(23,307)	—
Proceeds from Provider Relief Funds	506	—
Payments of debt issuance costs	(8,100)	—
Payments of seller notes	(99,207)
Payments of capital lease obligations	(1,253)	—
Proceeds from stock option exercises	319	—
Distribution to noncontrolling interest	(100)	—
Payments of amount due to member	(4,271)	—
Net cash provided by financing activities	112,522	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(807)	—
Net increase in cash, cash equivalents, and restricted cash	65,943	—
Cash, cash equivalents, and restricted cash, beginning of period	2,369	—
Cash, cash equivalents, and restricted cash, end of period	$68,312	$—
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,640	$—
Cash paid for income taxes	—	—
Non-cash investing and financing activity:
Issuance of common stock for debt conversion	1,879	—
Property and equipment acquired through capital lease and vendor financing arrangements	1,047	—
Issuance of common stock and promissory note to consummate TTC business combination	34,954	—
Issuance of common stock and promissory note to consummate Glocal business combination	110,122	—
Issuance of common stock and promissory note to consummate Innovations business combination	157,878	—
Issuance of common stock and promissory note to consummate Cloudbreak business combination	106,298	—
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	67,877	—
Restricted cash	435	—
Total cash, cash equivalents, and restricted cash	$68,312	$—
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in dollars, unaudited)

1.Organization and Business
UpHealth, Inc.
UpHealth, Inc. ("UpHealth," “we,” “us,” “our,” or the “Company") is the parent company of both UpHealth Holdings, Inc. ("UpHealth Holdings") and Cloudbreak Health, LLC ("Cloudbreak").

GigCapital2, Inc. (“GigCapital2”), the Company’s predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 20, 2020, GigCapital2, UpHealth Merger Sub, Inc. (“UpHealth Merger Sub”), and UpHealth Holdings, entered into a business combination agreement (as subsequently amended on January 29, 2021, March 23, 2021, April 23, 2021, and May 30, 2021, the “UpHealth Business Combination Agreement”). In connection with the UpHealth Business Combination Agreement, UpHealth Merger Sub was merged with and into UpHealth Holdings, with UpHealth Holdings surviving the merger. Also on November 20, 2020, GigCapital2; Cloudbreak Health Merger Sub, LLC, a Delaware limited liability company (“Cloudbreak Merger Sub”); Cloudbreak Health; Dr. Chirinjeev Kathuria and Dr. Mariya Pylypiv; UpHealth Holdings; and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent, and attorney-in-fact of the Cloudbreak members, entered into a business combination agreement (as subsequently amended on April 23, 2021 and June 9, 2021, the “Cloudbreak Business Combination Agreement” and, together with the UpHealth Business Combination Agreement, the “Business Combination Agreements”). In connection with the Cloudbreak Business Combination Agreement, Cloudbreak Merger Sub was merged with and into Cloudbreak, with Cloudbreak surviving the merger (the “Cloudbreak Business Combination” and, together with the UpHealth Business Combination, the “Business Combinations”). The Business Combinations were consummated on June 9, 2021. In connection with the Business Combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”
Our public units began trading on the NYSE under the symbol “GIX.U” on June 5, 2019. On June 26, 2019, we announced that the holders of our units may elect to separately trade the securities underlying such units. On July 1, 2019, the shares, warrants, and rights began trading on the NYSE under the symbols “GIX”, “GIX.WS,” and “GIX.RT,” respectively. On June 9, 2021, upon the completion of the Business Combinations, our units separated into their underlying shares of common stock, warrants, and rights (and the rights were converted into shares of common stock). Our units and rights ceased to trade, and our common stock and warrants now trade under the symbols "UPH" and "UPH.WS," respectively.
UpHealth Holdings
UpHealth Holdings, a Delaware corporation formed on October 26, 2020, was established to raise capital and pursue opportunities for investment and acquisition in various healthcare entities, primarily those that bring technology and services to efficiently and profitably manage chronic and complex care, including behavioral health and substance abuse, while also serving the demands for easy access to personalized primary care. On October 26, 2020, the shareholders of UpHealth Services, Inc. ("UpHealth Services") contributed their shares of UpHealth Services to UpHealth Holdings in exchange for shares of UpHealth Holdings, resulting in UpHealth Services being a wholly-owned subsidiary of UpHealth Holdings. There was an immaterial disclosure in the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 which mistakenly described the reorganization of UpHealth Services as a merger rather than a contribution of shares. UpHealth Services' pre-UpHealth Business Combinations financial statements are now UpHealth Holdings' pre-UpHealth Business Combinations financial statements and are reflected in the three and nine months ended September 30, 2020.
UpHealth Services was incorporated in Illinois on November 5, 2019; operations effectively began January 1, 2020 and have continued to date.
On November 20, 2020, UpHealth Holdings completed the acquisition of Thrasys, Inc. (“Thrasys”), a California corporation and a provider of an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM,” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs.
On November 20, 2020, UpHealth Holdings completed the acquisition of Behavioral Health Services, LLC (“BHS”), a Missouri limited liability company and a provider of medical, retail pharmacy, and billing services.
On November 20, 2020, UpHealth Holdings completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India-based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as a gain on consolidation of equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8% and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of September 30, 2021. Glocal is included in our condensed consolidated financial statements as of March 26, 2021.

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
Certain amounts included in the prior quarter's condensed consolidated financial statements have been reclassified to conform to the current quarter's presentation.
Principles of Consolidation
The unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
We follow the Financial Accounting Standards Board ("FASB") Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
One of our consolidated subsidiaries is the primary beneficiary of a real estate VIE since it absorbs a majority of the VIE’s expected losses and receives a majority of its expected residual returns. The VIE was formed for the purpose of acquiring and holding real estate. The VIE’s sole activity is to lease the real estate to our subsidiary. At September 30, 2021, the VIE had total assets of $4.5 million and total liabilities of $4.0 million. For the nine months ended September 30, 2021, revenues of $0.1 million were eliminated in consolidation. For the nine months ended September 30, 2021, expenses were $0.1 million, primarily for interest and depreciation. Creditors and beneficial holders of the VIE have no recourse to the assets or general credit of our subsidiary.
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
Restricted Cash
At September 30, 2021, we had $0.4 million of restricted cash. At December 30, 2020, we had restricted cash totaling $0.5 million, representing an escrow account containing the balance of a Paycheck Protection Program (“PPP”) loan. The PPP loan was forgiven and the restricted cash returned to us in the three months ended June 30, 2021.
Receivable
For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At September 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary.
For subscription-based medical language interpretation services provided by and the sales of products through our virtual care infrastructure operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At September 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary.
For medical services provided through our services operations, accounts receivable are recorded without collateral from patients, most of whom are local residents and are insured under third-party payor agreements. Accounts receivable are based on gross charges, reduced by explicit price concessions provided to third-party payors and implicit price concessions provided primarily to self-pay patients. Estimates for explicit price concessions are based on provider contracts and historical experience adjusted for economic conditions and other trends affecting our ability to collect outstanding amounts. At September 30, 2021 and December 31, 2020, the allowance for contractual adjustments was $0.7 million and $1.0 million, respectively. For accounts receivable associated with self-pay patients, we record implicit price concessions in the period of service on the basis of our past experience, which indicates that many patients are unable or unwilling to pay the portion of their bill for which they are financially responsible.
For digital pharmacy prescriptions provided through our services operations, accounts receivable are recorded at net invoice amount from patients. For all prescriptions including compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. At September 30, 2021 and December 31, 2020, we determined that no allowance for doubtful accounts was necessary.
For the three months ended September 30, 2021, one customer accounted for approximately 16% of total revenues, and for the nine months ended September 30, 2021, one customer accounted for approximately 20% of total revenues. At September 30, 2021, one customer accounted for approximately 42% of total accounts receivable, and at December 31, 2020, two customers accounted for approximately 47% and 27% of total accounts receivable.
Inventories
Inventories primarily consist of stock of medicines and pharmaceutical products, and are stated at the lower of cost or net realizable value. Cost comprises purchase price and all incidental expenses incurred in bringing the inventory to its present location and condition. Cost is computed using the weighted average cost method. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.
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
Software Development Costs
We capitalize our ongoing costs of developing internal-use software during the application development stage, which consists primarily of internal personnel costs and external contractor costs.
Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers.
Intangible Assets
Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. No impairment charge was recognized during the three and nine months ended September 30, 2021.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary through a triggering event. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than its respective carrying value. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values, and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix, and an estimated market premium. No impairment charge was recognized during the three and nine months ended September 30, 2021.
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

Forward Share Purchase Agreement

    On June 3, 2021, we entered into a third-party put option arrangement assuming the obligation to repurchase our common stock at a future date by transferring cash to the third-party under certain conditions described in more detail in Note 10, Capital Structure. Due to its mandatorily redeemable for cash feature, we have recorded such obligation as a forward share purchase liability in our condensed consolidated balance sheets.

Stock Based Compensation

Our stock-based compensation primarily consists of stock options and restricted stock units ("RSUs"). Stock-based compensation is recognized in the consolidated statements of operations based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a Black-Scholes model. The fair value of RSUs is determined by the grant date market price of our common shares. The compensation expense recognized for stock-based awards is recognized ratably over the service period of the awards.

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
Services Revenues
We derive our services revenues primarily through the provision of professional services through Thrasys; the provision of medical and behavioral health services by accredited medical professionals through BHS, TTC, and Glocal; and the provision of subscription-based medical language interpretation services through Cloudbreak, as follows:

•Services – Professional services for training, set-up, configuration, implementation, and customization services
The majority of our professional services contracts related to SaaS are on a time and materials basis, which may also be independently offered by our competitors. When these services are not combined with other SaaS revenues as a distinct performance obligation, revenue is recognized as the services are rendered for time and materials contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenue, set-up fees, and configuration fees are recognized as the services are completed.

•Services – Medical and behavioral services provided through our clinics and hospitals, digital dispensaries, and behavioral services operations
Performance obligations for medical and behavioral services provided by accredited medical and clinical professionals are satisfied over time as services are provided, and revenue is recognized accordingly. Revenue is based on gross charges, reduced by explicit price concessions provided to third-party payors and implicit price concessions provided primarily to self-pay patients. Estimates for explicit price concessions are based on provider contracts and historical experience, adjusted for economic conditions and other trends affecting our ability to collect outstanding items. Substantially all of our patients are insured under third-party payor agreements.
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

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the three and nine months ended September 30, 2021.
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
Licenses and Subscriptions Revenues
Software license revenue is recognized by Thrasys based on whether or not the license constitutes a distinct performance obligation. If the license can be separated from the rest of the hosting services, it may be fully recognized on the date license rights are granted to the customer and access is granted; otherwise, it is an indistinct performance obligation, which is recognized ratably over the contract term, along with other hosting services beginning on the commencement date of each contract, which is the date license rights are granted to the customer.
Subscription revenue from SaaS hosting access and support and maintenance provided by Thrasys are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our service is made available to the customer. Amounts that have been invoiced are recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria have been met and whether payments have been made ahead of the hosting services provided. Our subscription service arrangements are noncancellable and do not contain refund-type provisions.
Product Revenues
We derive product revenue from sales of products through Innovations' digital pharmacy operations, BHS' pharmaceutical operations, and Glocal's construction of clinics and sales of digital dispensaries. Our pharmacy sales are primarily a function of the price per unit for pharmaceutical products sold and the number of prescriptions provided to customers. We recognize revenue at the time the client effectively takes possession and control of the product. Construction of clinics are typically billed based on milestones and sales of digital dispensaries are typically billed upon contract signing and delivery of the digital dispensaries. Revenue for both is typically recognized over time based on the percentage of costs incurred to date relative to the estimated total costs for the contract, as this method best depicts how control of the product is being transferred.
Contracts with Multiple Performance Obligations and Transaction Prices
From time to time, we may enter into contracts that contain multiple performance obligations, particularly with our SaaS internet hosting, licenses, subscriptions, and services. Additionally, we may enter into contracts that contain multiple performance obligations with our clinics and digital dispensaries, including maintenance and telehealth services. For these arrangements, we allocate the transaction price to each performance obligation identified in the contract based on relative standalone selling prices, or estimates of such prices, and recognize the related revenue as control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
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
Cost of Goods and Services (“COGS”)
Cost of services for professional services, medical and behavioral services, and subscription-based medical language interpretation services includes the cost of direct labor, payroll taxes, and direct benefits of those individuals who provide direct services and/or generate billable hours, and an appropriately allocated portion of indirect overhead. Direct labor is the direct provision of activities to manufacture or provide a good or service. Indirect overhead include allocable costs, such as facilities, information technology, and depreciation and amortization costs.
Cost of services for licenses and subscriptions includes all the accumulated costs of providing a hybrid cloud-based hosting arrangement; the cost of direct labor, payroll taxes, and direct benefits of those individuals who provide support and maintenance services; and an appropriately allocated portion of indirect overhead.
Cost of goods for products is the accumulated total of all costs used to create a product, which has been sold to generate revenue. These costs include direct materials (resale products and raw and externally sourced materials for internally manufactured products), direct labor, an appropriately allocated portion of indirect overhead, and ancillary costs, such as freight, delivery, insurance, and non-sales and non-income taxes.
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
Research and Development Costs
Research and development costs are expensed as incurred and were $1.9 million and $5.8 million for the three and nine months ended September 30, 2021, respectively. There were no research and development costs incurred for the three and nine months ended September 30, 2020.
Advertising, Marketing, and Promotion Expenses

Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $1.1 million and $2.8 million for the three and nine months ended September 30, 2021, respectively, and are included within sales and marketing expenses in the condensed consolidated statements of operations. There were no sales and marketing expenses incurred for the three and nine months ended September 30, 2020.
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
New Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for us on January 1, 2022. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 842”). Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Under the new guidance, lessor accounting is largely unchanged. This ASU will be effective for us for the fiscal year beginning on January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023, using the modified retrospective approach. We are currently evaluating the effect the adoption of this ASU will have on our condensed consolidated financial statements.
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
The Formation of UpHealth Holdings

UpHealth Holdings was formed on October 26, 2020, as a Delaware corporation, when the shareholders of UpHealth Services, Inc. contributed all of the shares of UpHealth Services to UpHealth Holdings in exchange for outstanding common stock of UpHealth Holdings, resulting in UpHealth Services being a wholly-owned subsidiary of UpHealth Holdings. There was an immaterial disclosure in the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 which mistakenly described the reorganization of

UpHealth Services as a merger rather than a contribution of shares. This was accounted for as a common control transaction with assets and liabilities carried over at book value.
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

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$3,491	$—	$3,491
Prepaid expenses and other	3,001	—	3,001
Identifiable intangible assets	27,875	—	27,875
Property and equipment	101	—	101
Other assets	19	—	19
Goodwill	145,036	(3,052)	148,088
Total assets acquired	179,523	(3,052)	182,575
Accounts payable	1,779	—	1,779
Accrued expenses and other current liabilities	5,322	—	5,322
Debt	430	(531)	961
Deferred tax liabilities	6,378	—	6,378
Deferred revenue	700	—	700
Total liabilities assumed	14,609	(531)	15,140
Net assets acquired	$164,914	$(2,521)	$167,435

Thrasys applied for forgiveness of its $0.5 million PPP loan during 2020 and it was forgiven in full and the subsidiary legally released from repaying the loan by the SBA in June 2021. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended June 30, 2021. In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreement, resulting in a decrease in net assets acquired and goodwill of $2.5 million during the three months ended June 30, 2021.

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

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$1,257	$—	$1,257
Inventories	100	—	100
Prepaid expenses and other	40	—	40
Identifiable intangible assets	225	—	225
Property and equipment	53	—	53
Other assets	4	—	4
Deferred tax assets	19	—	19
Goodwill	15,339	(767)	16,106
Total assets acquired	17,037	(767)	17,804
Accounts payable	374	—	374
Accrued expenses and other current liabilities	847	421	426
Debt	229	(1,005)	1,234
Total liabilities assumed	1,450	(584)	2,034
Net assets acquired	$15,587	$(183)	$15,770

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $0.2 million during the three months ended June 30, 2021. Additionally, during the three months ended June 30, 2021, BHS recorded an accrual in the amount of $0.4 million for amounts owing to providers as of the acquisition date, with an offsetting increase in goodwill. BHS submitted a request for forgiveness of its $1.0 million PPP loans during 2021 and it was forgiven in full and BHS was legally released from repaying the loan by the SBA in August 2021. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended September 30, 2021.

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

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,773	$—	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	57,921	347	57,574
Total assets acquired	61,818	347	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,217	(1,283)	12,500
Deferred tax liabilities	474	—	474
Total liabilities assumed	17,118	1,524	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
TTC submitted a request for forgiveness of its PPP loans in 2020 and they were forgiven in full and TTC was legally released from repaying the loans in the amount of $0.9 million and $0.3 million in February and March 2021, respectively. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended March 31, 2021. In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $1.2 million. Additionally, during the three months ended June 30, 2021, TTC recorded an accrual in the amount of $2.8 million for amounts owing to a related party as of the acquisition date, with an offsetting increase in goodwill.
The acquired intangible assets from TTC and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-life intangible assets – Trade names	$1,125	3
Total fair value of identifiable intangible assets	$1,125

Acquisition of Glocal
On November 20, 2020, UpHealth Holdings entered into a stock purchase agreement to acquire 43.46% of Glocal. On March 26, 2021, UpHealth Holdings completed a step acquisition of an additional 45.94% of Glocal, bringing our total ownership to 89.4%. The acquisition resulted in our ownership exceeding 50.0%, requiring consolidation of Glocal as of March 26, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of September 30, 2021. Total purchase price consideration included a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $131.5 million, net of cash acquired of $0.4 million. The acquisition brings additional medical synergies to our virtual care infrastructure offerings.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Glocal. The goodwill is not deductible for tax purposes.
The following table sets forth the preliminary allocation of the purchase price to Glocal's identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$4,461	$(2,000)	$6,461
Inventories	326	—	326
Identifiable intangible assets	38,039	—	38,039
Property, equipment, and work in progress	40,726	—	40,726
Other current assets, including short term advances	1,980	—	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	109,872	18,001	91,871
Total assets acquired	195,913	16,001	179,912
Accounts payable	579	—	579
Accrued expenses and other current liabilities	8,271	—	8,271
Deferred tax liability	9,890	9,890	—
Debt	34,171	11,959	22,212
Noncontrolling interest	17,389	—	17,389
Total liabilities assumed and noncontrolling interest	70,300	21,849	48,451
Net assets acquired	$125,613	$(5,848)	$131,461

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $5.8 million during the three months ended June 30, 2021. Additionally, during the three months ended June 30, 2021, Glocal recorded a deferred tax liability in the amount of $9.9 million relating to identifiable intangible assets acquired in connection with the acquisition, with an offsetting increase in goodwill. Additionally, during the three months ended September 30, 2021, Glocal recorded a reserve against its accounts receivable in the amount of $2.0 million and a liability related to redeemable preferred shares as of the acquisition date in the amount of $12.0 million with offsetting increases in goodwill.

The acquired intangible assets from Glocal and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Technology and intellectual property	$38,039	8.5
Total fair value of identifiable intangible assets	$38,039
Acquisition of Innovations
On April 27, 2021, UpHealth Holdings completed the 100% acquisition of Innovations in exchange for a promissory note for future cash consideration, as defined in the merger agreement, and common stock interests in UpHealth Holdings totaling $169.8 million, net of cash acquired of $0.6 million. The acquisition adds the services segment to our operations.
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

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of April 27, 2021
Accounts receivable	$47	$—	$47
Inventories	2,693	—	2,693
Prepaid expenses and other	530	—	530
Identifiable intangible assets	28,325	—	28,325
Property and equipment	7,937	—	7,937
Other assets	22	—	22
Goodwill	144,264	534	143,730
Total assets acquired	183,818	534	183,284
Accounts payable	472	—	472
Accrued expenses and other current liabilities	780	—	780
Deferred revenue	302	—	302
Deferred tax liability	7,837	—	7,837
Debt	4,069	—	4,069
Noncontrolling interests	534	534	—
Total liabilities assumed and noncontrolling interest	13,994	534	13,460
Net assets acquired	$169,824	$—	$169,824
During the three months ended September 30, 2021, Innovations recorded noncontrolling interests as of the acquisition date in the amount of $0.5 million, with an offsetting increase in goodwill.
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
Acquisition of Cloudbreak
On June 9, 2021, UpHealth (fka GigCapital2) completed the Cloudbreak Business Combination in an exchange of cash, notes, and common stock interests in UpHealth totaling $142.0 million, net of cash acquired of $0.9 million. The acquisition brings additional software and support synergies to our virtual care infrastructure offerings.
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

(In thousands)	As of September 30, 2021	Measurement Period Adjustments	As of June 9, 2021
Accounts receivable	$4,810	$—	$4,810
Prepaid expenses and other	921	—	921
Identifiable intangible assets	32,475	—	32,475
Property and equipment	6,882	—	6,882
Other assets	1,042	—	1,042
Goodwill	111,363	395	110,968
Total assets acquired	157,493	395	157,098
Accounts payable	2,518	—	2,518
Accrued expenses and other current liabilities	987	82	905
Deferred revenue	15	—	15
Deferred tax liability	7,906	—	7,906
Other long-term liabilities	300	300	—
Debt	3,752	—	3,752
Total liabilities assumed	15,478	382	15,096
Net assets acquired	$142,015	$13	$142,002
During the three months ended September 30, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net increase in net assets acquired and goodwill of $13 thousand. In addition, during the three months ended September 30, 2021, Cloudbreak recorded a deferred rent liability related to its operating leases as of the acquisition date in the amount of $0.4 million, with an offsetting increase in goodwill.
The acquired intangible assets from Cloudbreak and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$12,975	15
Definite-lived intangible assets—Technology and intellectual property	5,825	5
Definite-lived intangible assets—Customer relationships	13,675	10
Total fair value of identifiable intangible assets	$32,475
Acquisition of UpHealth Holdings
On June 9, 2021, GigCapital2 completed the UpHealth Business Combination as disclosed above, in an exchange of cash, notes, and common stock interests in UpHealth for all the shares of UpHealth Holdings' capital stock issued and outstanding immediately prior to the effective date of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of GigCapital2, accompanied by a recapitalization, with UpHealth Holdings treated as the accounting acquiror. The determination of UpHealth Holdings as the accounting acquiror was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owns a majority of the voting power of the combined company, UpHealth Holdings comprises 75% of the ongoing operations of the combined entity, UpHealth Holdings controls a majority of the governing body of the combined company, and UpHealth Holdings' senior management comprises most of the senior management of the combined company. The net assets of GigCapital2 were stated at historical cost with no goodwill or other intangible assets recorded. Reported results from operations included herein prior to the acquisition are those of UpHealth Holdings. The shares and corresponding capital amounts and loss per share related to UpHealth Holdings' outstanding common stock prior to the acquisition have been retroactively restated to reflect the exchange ratio (1.0 UpHealth Holdings share to 10.28 GigCapital2 shares) established in the business combination agreement.
Acquisition-Related Costs
For the three and nine months ended September 30, 2021, we have incurred $1.2 million and $36.6 million, respectively, of acquisition-related charges for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations), and Cloudbreak, which are included in acquisition-related expenses in the condensed consolidated statements of operations.

Combined Pro Forma Results for the Three and Nine Months Ended September 30, 2021 and 2020
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations), and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2020, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2021	2020	2021	2020
Pro Forma
Revenues	$49,070	$26,582	$118,848	$86,050
Net income (loss)	$32,592	$(3,215)	$(7,459)	$(12,269)
Basic earnings per share	$0.28	$(0.06)	$(0.08)	$(0.25)
Diluted earnings per share	$0.28	$(0.06)	$(0.08)	$(0.25)

4.Property and Equipment
Property and equipment consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Land	$16,303	$—
Buildings	21,607	—
Leasehold improvements	3,363	—
Medical and surgical equipment	2,751	—
Electrical and other equipment	495	73
Computer equipment, furniture and fixtures	8,843	33
Vehicles	185	48
Internal use software	941	—
Construction in progress	4,117	—
	58,605	154
Accumulated depreciation and amortization	(2,820)	(3)
Total property and equipment, net	$55,785	$151
Depreciation expense was $1.8 million and zero for the three months ended September 30, 2021 and 2020, respectively, and $2.8 million and zero for the nine months ended September 30, 2021 and 2020, respectively.

5. Goodwill and Intangible Assets
The changes in the carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2020	$164,194
Measurement period adjustment—Thrasys	(3,052)
Measurement period adjustment—BHS	(767)
Business acquisition of TTC	57,574
Measurement period adjustment—TTC	347
Business acquisition of Glocal	91,871
Measurement period adjustment—Glocal	18,001
Business acquisition of Innovations	143,730
Measurement period adjustment—Innovations	534
Business acquisition of Cloudbreak	110,968
Measurement period adjustment—Cloudbreak	395
Foreign exchange	(1,981)
Balance at September 30, 2021	$581,814
The changes in carrying amounts of intangible assets consisted of the following:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
December 31, 2020	$7,065	$10,705	$10,012	$27,782
Additions	25,025	51,939	23,000	99,964
Amortization	(1,567)	(4,033)	(1,416)	(7,016)
Foreign exchange	—	(775)	—	(775)
September 30, 2021	$30,523	$57,836	$31,596	$119,955
The estimated useful lives of trade names are 3-15 years, the estimated useful life of technology and intellectual property is 5-10 years, and the estimated useful life of customer relationships is 10-17 years.
Amortization expense was $3.5 million and none for the three months ended September 30, 2021 and 2020, respectively. Amortization expense was $7.0 million and none for the nine months ended September 30, 2021 and 2020, respectively .
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
Remaining 2021	$775	$2,016	$732	$3,523
2022	3,100	8,064	2,929	14,093
2023	3,092	8,064	2,929	14,085
2024	2,674	8,064	2,929	13,667
2025	2,650	8,064	2,929	13,643
Thereafter	18,232	23,564	19,148	60,944
	$30,523	$57,836	$31,596	$119,955

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
On May 14, 2021, June 21, 2021 and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of September 30, 2021.
See Note 3, Business Combinations, for further information.

7.Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Accrued professional fees	$9,769	$4,246
Accrued products and licenses	11,892	691
Accrued interest on debt	5,725	142
Accrued payroll and bonuses	2,446	1,545
Accrued taxes in connection with shareholder distribution	2,011	1,493
Other accruals	2,875	365
Total accrued expenses	$34,718	$8,482

8.Debt
Debt consisted of the following:

(In thousands)	September 30, 2021	December 31, 2020
Convertible notes	$160,000	$—
Other debt facilities (various maturities and interest rates)	29,128	—
Paycheck Protection Program loans	—	1,545
Provider Relief Funds	745	230
Seller notes	18,680	21,100
Total debt	208,553	22,875
Less: unamortized original issue and debt discount	(65,625)	—
Total debt, net of unamortized original issue and debt discount	142,928	22,875
Less: current portion of debt	(43,849)	(22,531)
Noncurrent portion of debt	$99,079	$344

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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At September 30, 2021, the fair value of the derivative was $11.9 million, of which $1.6 million was included in derivative liability, current, and $10.3 million was included in derivative liability, noncurrent, in the condensed consolidated balance sheets. Total interest expense for the three months ended September 30, 2021 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization. Total interest expense for the nine months ended September 30, 2021 was $7.4 million, of which $3.1 million related to contractual interest expense, $3.8 million related to derivative accretion, and $0.5 million related to debt issuance costs amortization. Total other income for the three and nine months ended September 30, 2021 included a $49.9 million gain on the fair value of the derivative liability.
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
In addition, we agreed to conduct one or more primary offerings of our equity securities in the aggregate amount of $35.0 million (the “Equity Offering”) and that such equity securities shall be subordinate in right of payment to the 2026 Notes. In the event that such Equity Offering is not consummated by October 9, 2022, the interest rate on the 2026 Notes will increase by an additional 1.0% per annum on the principal amount of the 2026 Notes on and after October 9, 2022 until maturity (unless further increased pursuant to this section), and if the Equity Offering is not consummated by (a) April 9, 2023, (b) October 9, 2023 or (c) April 9, 2024, the interest rate on the 2026 Notes will increase by an additional 1.0% per annum on the principal amount of the 2026 Notes on and after each such date until maturity. For the avoidance of doubt, the interest rate on the 2026 Notes will not exceed 10.25% per annum, and if the Equity Offering is consummated by us prior to any of the above referenced dates, there will be no increase in the interest rate on the 2026 Notes beyond the rate in effect at such time of consummation of the Equity Offering.
During October 2021, we completed an offering of our common stock, from which we received $46.3 million, before underwriting discounts and commissions and estimated offering expenses of $3.3 million. See Note 18, Subsequent Events, for further information.

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
Other Debt Facilities
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $25.1 million (or INR 1.9 billion) as of September 30, 2021. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal Directors. The loans bear interest rates between 11.15% up to 16.25% per annum. During the three months ended September 30, 2021, Glocal repaid $6.0 million of the aggregate carrying value of the term loans. At September 30, 2021 accrued interest on Glocal's debt facilities was $5.4 million and is included in accrued expenses in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, interest expense was $1.1 million and $1.8 million, respectively.
Prior to our acquisition of Glocal, it had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; however, due to the impact of the COVID-19 pandemic, there has been a delay in approvals from the banks. The term loans are classified in long-term debt, current, in the condensed consolidated balance sheets due to their default status while negotiations continue. We believe that no penal interest will be charged by the banks and hence no additional provision has been recognized in the condensed consolidate statement of operations, other than the accrued interest discussed above. We expect to be able to restructure Glocal's debt by the end of 2021.
In March 2018, a VIE of one of our subsidiaries entered into a fifteen-year, 5.12% real estate loan secured by a deed on the real estate. The loan proceeds of $3.4 million were used to purchase the building used for our subsidiary’s headquarters. Monthly principal and interest payments are $20 thousand, plus an estimated lump sum payment of approximately $1.9 million due at maturity on March 23, 2033. At September 30, 2021 the outstanding balance of the loan was $3.2 million.

In March 2020, the VIE discussed above, also entered into a ten year, 3.09% real estate loan secured by a second trust deed on the real estate. The loan proceeds of $0.9 million were used for the purpose of financing the additions to the building during 2019. Monthly payments of principal and interest are $5 thousand, plus an estimated lump sum payment of approximately $0.5 million at maturity on March 11, 2030. At September 30, 2021, the outstanding balance of the loan was $0.9 million.
At September 30, 2021, for both of the real estate loans discussed above, accrued interest was $6 thousand and for the three and nine months ended September 30, 2021, interest expense was $49 thousand and $83 thousand, respectively.
Convertible Notes
On March 23, 2021, we issued a $4.1 million principal amount, 15.0% convertible note (the “2021 Note”) of which $0.5 million was to be converted and repaid in UpHealth common stock and the remainder in cash. The 2021 Note bears interest at a fixed rate of 15.0% per year, to begin accruing on June 15, 2021 if not repaid previous to this date. Total proceeds received from the 2021 Note were $3.0 million, net of original issue discount of $1.0 million. Additional debt issuance costs of $0.1 million for a placement fee were accrued, and paid at the closing. The principal and accrued interest of the 2021 Note was due and payable by us to the holder on the earlier of (1) the date that is one business day after the closing of the Business Combinations and we begin public trading, (2) the maturity date, which is nine months from the issuance of the 2021 Note, or (3) November 23, 2021, pursuant to its payment provisions. On June 9, 2021, in connection with the closing of the Business Combinations, we paid the holder of the 2021 Note the sum of $3.6 million and the remaining $0.5 million balance due to the holder was converted and exchanged into 50,000 shares of UpHealth common stock. Original issue discount and debt issuance costs of $0.5 million were written-off and a $31 thousand gain on extinguishment of debt was recognized and included in other income, net, including interest income, in the condensed consolidated statements of operations.
On January 6, 2021, we issued a $1.5 million principal amount, 5.0% convertible note due January 6, 2026 (the “2026 5% Note”). The 2026 5% Note is unsecured and bears interest at a fixed rate of 5.0% per year and, unless earlier converted, the principal and accrued interest of the 2026 5% Note will be due and payable by us at any time on or after the maturity date at our election or upon demand by the holder. On June 9, 2021, in connection with the closing of the Business Combinations, the 2026 5% Note was converted into 150,367 shares of UpHealth common stock, representing the total outstanding principal balance and unpaid accrued interest of $1.5 million and $30 thousand, respectively. A $0.1 million gain on extinguishment was recognized and included in other income, net, including interest income, in the condensed consolidated statements of operations.

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
One of our subsidiaries submitted a request for forgiveness of its $1.0 million PPP loans during 2021 and it was forgiven in full and the subsidiary legally released from repaying the loan by the SBA in August 2021. The forgiveness was recognized as a measurement period adjustment to goodwill during the three months ended September 30, 2021 (see Note 5, Goodwill and Intangible Assets, for further information).
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
Provider Relief Funds
Provider Relief Funds (“PRF”) were made available by the U.S. Department of Health and Human Services (“HHS”) as part of a $100 billion appropriation as part of the CARES Act’s Provider Relief Fund. In April and July 2020, one of our subsidiaries received PRF proceeds aggregating $0.2 million, and in January 2021, another subsidiary received PRF proceeds aggregating $0.5 million. The PRF amounts received will not require repayment as long as the subsidiaries comply with certain terms and conditions outlined by HHS. The terms and conditions first require the subsidiaries to identify health care-related expenses attributed to COVID-19 that another source has not reimbursed or is obligated to reimburse. If those expenses do not exceed the funding received, the subsidiaries then apply the funds to patient care lost revenue. On January 15, 2021 HHS released a Post-Payment Notice of Reporting Requirements Notice that provides healthcare providers three options to calculate patient care lost revenue.
As of September 30, 2021, the subsidiaries have recognized no patient care lost revenue in the condensed consolidated statements of operations. The subsidiaries have $0.2 million and $0.5 million, respectively, recorded within current portion of long-term debt in the condensed consolidated balance sheets as both subsidiaries have asserted they have not yet met all of the terms and conditions and restrictions for the CARES Act relative to these funds as of September 30, 2021. Both subsidiaries had until June 30, 2021 to use amounts remaining for expenses attributable to COVID-19 (but not reimbursed by other sources) and/or lost patient care revenue. HHS is entitled to recover PRF amounts received by both subsidiaries that are unused as for the purposes disclosed above.
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million and $0.4 million at September 30, 2021 and December 31, 2020, respectively. The notes bear interest at rates of 3.50% per annum. Notes totaling $0.6 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement, and a note totaling $39 thousand was payable on September 30, 2021. The accrued interest payable was $29 thousand and $9 thousand at September 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the condensed consolidated balance sheets.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings' merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022 for $18.7 million of the seller notes. At September 30, 2021 and December 31, 2020, seller notes totaled $18.7 million and $21.1 million, respectively.
The accrued interest payable was $0.3 million and $0.1 million at September 30, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $0.3 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.
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
Contractual Maturities
At September 30, 2021, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
Remaining 2021	$25,079
2022	18,798
2023	124
2024	129
2025	135
Thereafter	164,288
Total	$208,553

9.Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	September 30, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$11,938	$11,938
Warrant liability	$—	$399	$—	$399
	$—	$399	$11,938	$12,337
Derivative Liability
In accounting for the 2026 Notes (see Note 8, Debt, for further information), we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. At September 30, 2021, the fair value of the derivative was $11.9 million, of which $1.6 million was included in derivative liability, current, and $10.3 million was included in derivative liability, noncurrent in the condensed consolidated balance sheets. Total other income for the three and nine months ended September 30, 2021 included a $49.9 million gain on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

September 30, 2021
Stock price	$3.16
Volatility	73.0%
Risk free rate	0.91%
Exercise price	$10.65
Expected life (in years)	4.69
Conversion periods	2-5 years
Future share price	$0.01-$53.49

Private Placement Warrants and PIPE Warrants
We have classified the Private Placement Warrants and PIPE Warrants (see Note 10, Capital Structure) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. At September 30, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.46 per warrant, totaling $0.3 million and $0.1 million respectively, and are included in warrant liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, we recorded a $0.3 million gain and a $0.1 million gain, respectively, due to the fair value changes in the Private Placement Warrants, and during the three and nine months ended September 30, 2021, we recorded a $0.1 million gain and a $1.3 million gain, respectively, due to the fair value changes in the PIPE Warrants, and is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
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
There were no transfers between fair value levels during the three and nine months ended September 30, 2021.

10.Capital Structure
The consolidated statements of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combinations and reverse recapitalization exchange ratio (1.0 UpHealth Holdings shares converted to 10.28 GigCapital2 shares) as discussed in Note 3, Business Combinations.
Preferred Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. At September 30, 2021, there were no shares of preferred stock outstanding.
Common Stock
Our Second Amended and Restated Certificate of Incorporation, authorizes the issuance of 300,000,000 shares of common stock, par value of $0.0001. As of September 30, 2021, there were 117,800,353 shares of common stock issued and outstanding.
As discussed in Note 3, Business Combinations, we have retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the business combinations agreement to determine the number of shares of common stock into which they were converted.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance as of September 30, 2021 were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	5,199
Stock options outstanding	1,516
Shares issuable upon conversion of 2026 Notes	15,023
Shares issuable upon conversion of Public Warrants	17,250
Shares issuable upon conversion of Private Warrants	568
Shares issuable upon conversion of PIPE Warrants	300
Shares available for future grant under 2021 EIP	11,193
51,049

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
As of September 30, 2021, there were 18,117,494 warrants outstanding, including 17,250,000 Public Warrants, 567,500 Private Placement Warrants, and 299,994 PIPE Warrants (see Private Placement and Pipe Subscription Agreements below).

Founder Shares
During the period from March 6, 2019 (date of GigiCapital2's inception) to March 12, 2019, GigCapital2's sponsor and Northland Gig2 Investment LLC purchased 2,500,000 shares of GigCapital2 common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, GigCapital2 effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the sponsor and Northland Gig2 Investment LLC holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the sponsor and Northland Gig2 Investment LLC sold 68,041 shares and 31,959 shares, respectively, to EarlyBirdCapital, Inc. and the EarlyBird Group, collectively, for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, GigCapital2 effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the sponsor, Northland Gig2 Investment LLC, EarlyBirdCapital, Inc., and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of September 30, 2021. The Founder Shares are identical to the common stock included in the Units sold in GigCapital2's initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement
The GigCapital2 (now UpHealth, Inc.) founders purchased in a private placement sale (the "Private Placement"), that occurred simultaneously with the completion of the closing of the GigCapital2 initial public offering, an aggregate of 492,500 units (the "Private Placement Units") at a price of $10.00 per unit. The founders also purchased from GigCapital2 an aggregate of 75,000 private placement units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option, for a total of 567,500 Private Placement Units. Among the Private Placement Units, 481,250 units were purchased by GigCapital2's sponsor, 29,900 units were purchased by EarlyBirdCapital, Inc., a GigCapital2 underwriter, and 56,350 units were purchased by Northland Gig2 Investment LLC, a GigCapital2 underwriter. Each Private Placement Unit consists of one share of GigCapital2’s common stock, $0.0001 par value, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of GigCapital2's initial business combination. Warrants (the "Private Placement Warrants") will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in terms of the Private Placement Warrants agreement.
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
We accounted for the Private Placement Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) on the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations. At September 30, 2021, the fair value of the Private Placement Warrants was $0.3 million, which is included in warrant liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, we recorded a $0.3 million gain and a $0.1 million gain, respectively, due to the fair value changes in the Private Placement Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
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
We accounted for the PIPE Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) in the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the condensed consolidated statements of operations. At September 30, 2021, the fair value of the PIPE Warrants was $0.1 million, which is included in warrant liabilities in the condensed consolidated balance sheets. During the three and nine months ended September 30, 2021, we recorded a $0.1 million gain and a $1.3 million gain, respectively, due to the fair value changes in the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
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
Due to its mandatorily redeemable for cash feature, we have recorded the Purchase Agreement as a forward share purchase liability in our condensed consolidated balance sheets for up to the 1,700,000 shares, at $10.00 per share, of our common stock that

KAF may elect to sell and transfer to us and we will repurchase from KAF, plus imputed interest, totaling $17.6 million at September 30, 2021. In October 2021, as agreed with KAF, we transferred $18.1 million to an escrow account.
Equity Plans
Thrasys' 2019 Stock Incentive Plan
Contemporaneous with its merger with UpHealth Holdings on November 20, 2020, Thrasys entered into stock compensation agreements with employees pursuant to the Thrasys 2019 Stock Incentive Plan, a Restricted Stock Award (“RSA”) agreement, and a Restricted Stock Unit (“RSU”) award agreement, and awarded 536,184 RSA shares and 3,427,316 RSU shares to employees. On June 9, 2021, in connection with the Business Combinations, the RSAs and RSUs were settled with a combination of shares of UpHealth common stock and proceeds from the seller notes. As of September 30, 2021, there were no outstanding awards under the Thrasys 2019 Stock Incentive Plan.
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
Upon completion of the Business Combinations, UpHealth assumed 1,576,670 options, which were included in purchase consideration, and 134,943 unvested options, which are subject to continued vesting and will be recorded as stock-based compensation prospectively; and Cloudbreak ceased granting awards under the Cloudbreak Plan. In September 2021, options to purchase 195,743 shares of our common stock were exercised.
The following table summarizes stock option activity under the Cloudbreak Plan:

(In thousands, except per share amounts)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding at June 9, 2021	1,711,613	$4.45	4.40	$915
Options granted	—	—	—
Options exercised	195,743	1.63	3.78	299
Options forfeited or expired	—	—	—
Outstanding at September 30, 2021	1,515,870	$4.81	4.48	$616
(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of our common stock of $3.16 per share as of September 30, 2021 for all in-the-money stock options outstanding.

2021 Equity Incentive Plan
On June 4, 2021, the GigCapital2 stockholders considered and approved the 2021 Equity Incentive Plan ("2021 EIP") and reserved 16,420,813 shares of UpHealth common stock for issuance thereunder. The 2021 EIP was previously approved, subject to stockholder approval, by the Board of Directors of GigCapital2 on February 7, 2021. The 2021 EIP became effective immediately upon the closing of the Business Combinations. The number of shares of common stock reserved for issuance under the 2021 EIP will automatically increase on January 1 of each year, beginning on January 1, 2022 and each anniversary thereof during the effectiveness of the 2021 EIP, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of our common stock outstanding on such date, and (ii) such lesser number of shares as may be determined by our Board of Directors.
In conjunction with the approval of the 2021 EIP, our Board of Directors also adopted a form of Restricted Stock Units Agreement (the “RSU Agreement”) and a form of Stock Option Agreement (the “Stock Option Agreement”) that we will generally use for grants under our 2021 EIP. The RSU Agreement provides that restricted stock units will vest over a fixed period and be paid as shares of common stock, and that the unvested restricted stock units will expire upon certain terminations of the grantees’ employment or other service relationship with us. The Stock Option Agreement provides that stock options will vest over a fixed period, and that the unvested options will expire upon certain terminations of the grantees’ employment or other service relationship with us.
In August 2021, we granted 538,616 RSUs, which vest over three years, to our eight outside Directors. These RSUs will fully vest on May 1, 2024. In August 2021, under the terms of the merger agreement with Thrasys, we also granted 4,660,226 RSUs to two officers of Thrasys, upon the filing of a Form S-8 with the SEC on August 12, 2021, which will fully vest on June 9, 2022. In September 2021, 28,616 shares of restricted stock were issued to a consultant.

The following table summarizes our RSU activity under the 2021 EIP:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at June 30, 2021	—	$—
RSUs granted	5,198,842	5.05
RSUs exercised	—	—
RSUs forfeited	—	—
Outstanding at September 30, 2021	5,198,842	$5.05
Stock-based Compensation
During the three and nine months ended September 30, 2021, we recorded stock-based compensation expense totaling $0.4 million, all of which was attributed to our general and administrative function.
As of September 30, 2021, there was $0.6 million of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 4.48 years. As of September 30, 2021, there was $2.5 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 5.05 years.

11.Revenue
Disaggregation of Revenue
Revenue by service offering consisted of the following:

(In thousands)	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Services	$21,977	$45,563
Licenses and subscriptions	10,956	23,759
Products	16,137	24,446
Total revenue	$49,070	$93,768

Revenue by geography consisted of the following:

(In thousands)	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Americas	$32,097		$61,449
Europe	7,800		18,600
Asia	5,323		9,869
Africa	3,850	1	3,850
Total revenue	$49,070		$93,768
Our revenue is entirely derived from the healthcare industry. Revenue recognized over-time was approximately 64% and 69% of total revenue during the three and nine months ended September 30, 2021.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the nine months ended September 30, 2021.
The change in contract assets was as follows:

(In thousands)	Nine Months Ended September 30, 2021
Unbilled receivables, beginning of period	$3,536
Reclassifications to billed receivables	(1,975)
Revenues recognized in excess of period billings	11,526
Unbilled receivables, end of period	$13,087
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	Nine Months Ended September 30, 2021
Deferred revenue, beginning of period	$397
Revenues recognized from balances held at the beginning of the period	(397)
Revenue deferred from period collections on unfulfilled performance obligations	5,348
Deferred revenue, end of period	$5,348
Revenue recognized ratably over time is generally billed in advance and includes SaaS internet hosting, subscriptions, construction of digital dispensaries, and related consulting, implementation, services support, and advisory services.
Revenue recognized as delivered over time includes professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately zero and 0.4% of revenue recognized during the three and nine months ended September 30, 2021, respectively, was from the deferred revenue balance existing as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations consisted of the following at September 30, 2021:

(In thousands)	Total	Remaining 2021	2022 - 2024
Subscriptions	$16,929	9,125	7,804
SaaS and hosting	98	49	49
	$17,027	9,174	7,853

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
The income tax (expense) benefit was $(6.7) million and $0.4 million for the three months ended September 30, 2021 and 2020, respectively. The income tax benefit was $0.4 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to UpHealth, Inc.	$32,592	$(521)	$(3,141)	$(1,060)
Denominator:
Weighted average shares outstanding(1)	117,628	50,050	95,194	50,050
Diluted effect of stock awards	270	—	—	—
Diluted effect of RSU's	175	—	—	—
Diluted effect of convertible notes	—	—	—	—
Diluted effect of forward share purchase agreement	—	—	—	—
Weighted average shares outstanding assuming dilution	118,073	50,050	95,194	50,050
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$0.28	$(0.01)	$(0.03)	$(0.02)
Diluted	$0.28	$(0.01)	$(0.03)	$(0.02)
(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
For the three months ended September 30, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 0.2 million of stock options; senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.
For the nine months ended September 30, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 1.5 million of stock options; 5.2 million of RSUs; senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

14.Employee Benefit Plans
In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, we have six defined contribution plans, which cover substantially all employees. The plans provide for discretionary matching and profit-sharing contributions. For the three and nine months ended September 30, 2021, there were no significant employer matching or employer profit sharing contributions to the plans.
In addition, with the acquisition of Glocal, we acquired a defined benefit plan, which entitles an employee, who has rendered at least five years of continuous service, to receive one-half month’s salary for each year of completed service at the time of retirement/exit. As of September 30, 2021, the unfunded status of the defined benefit plan was $6 thousand. For the nine months ended September 30, 2021, the net periodic pension cost of the defined benefit plan was $0.1 million.

15.Related Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. Unpaid management fees were $17 thousand at September 30, 2021.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 8, Debt, for related party long-term debt.
See Note 17, Commitments and Contingencies, for leases with related parties.

16.Segment Reporting

Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Glocal and Cloudbreak subsidiaries;
•Services—through our Innovations, BHS, and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
In the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 we reported our revenue, gross margin and total assets into four operating business segments and one non-operating business segment. As a result of the integration and alignment of the businesses, we are now operating along three business segments and will report financial information for the following segments: Integrated Care Management, Virtual Care Infrastructure, and Services. The Services segment includes the Digital Pharmacy and Behavioral Health business units.
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
In the Virtual Care Infrastructure segment, we provide technology and process-based healthcare platforms providing our customers comprehensive primary care, specialty consultations, and translation services, through telemedicine, digital dispensaries, and technology-based hospital centers.
In the Services segment, we provide custom compounded medications for the unique needs of every patient and prescriber. We are a full-service pharmacy filling prescriptions from our inventory of compounded medications, as well as drugs purchased from manufacturers. Additionally, we provide inpatient and outpatient substance abuse and mental health treatment services for individuals with drug and alcohol addiction and other behavioral health issues. We offer a complete continuum of care from detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs.
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
We evaluate performance based on several factors, of which Revenue, Cost of Goods and Services, Adjusted EBITDA, and Total Assets by service and product, are the primary financial measures:
Revenue by segment consisted of the following:

In thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Integrated Care Management	$11,858	$29,428
Virtual Care Infrastructure	19,162	26,716
Services	18,050	37,624
Total revenue	$49,070	$93,768

Gross margin by segment consisted of the following:

In thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Integrated Care Management	$4,760	$14,483
Virtual Care Infrastructure	7,673	10,606
Services	7,349	13,015
Total gross margin	$19,782	$38,104

Total assets by segment consisted of the following:

In thousands	September 30, 2021	December 31, 2020
Integrated Care Management	$202,554	186,476
Virtual Care Infrastructure	369,271	—
Services	267,426	18,383
Corporate	49,790	57,531
Total assets	$889,041	$262,390

17.Commitments and Contingencies
Commitments
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through November 2026. The leases require monthly payments ranging from $3 thousand to $33 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $1 thousand to $60 thousand. The leases expire at various dates through February 2027. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of September 30, 2021.
Total rent expense under related party and third-party agreements was approximately $1.2 million and $3.1 million for the three and nine months ended September 30, 2021, respectively.
Total sublease revenue under third-party agreements was approximately $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively.
During the three and nine months ended September 30, 2021, we recorded a lease abandonment accrual totaling $0.9 million related to five offices where we vacated the spaces during the period.
As of September 30, 2021, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)	Related Party	Third- Party	Sublease Income	Minimum Lease Payments, Net of Sublease Income
Remaining 2021	$100	$1,026	$(93)	$1,033
2022	410	1,938	(250)	2,098
2023	425	1,392	(258)	1,559
2024	421	1,263	(265)	1,419
2025	427	1,361	(273)	1,515
Thereafter	383	1,646	(328)	1,701
	$2,166	$8,626	$(1,467)	$9,325
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
There are currently two medical malpractice suits against individual providers, other third parties, and BHS, as a whole. The medical malpractice suits assert that there is negligence by the providers in treating the patients named in the suits. One of the malpractice suits is seeking damages of approximately $3.7 million from all defendants, including BHS. The second malpractice suit has not specified monetary damages; however, in the event of an unfavorable outcome, BHS’ legal counsel estimates maximum damages of approximately $2.3 million. BHS is vigorously defending the malpractice suits and was named as a secondary party in each suit. Although the outcome of these malpractice suits is not presently determinable, it is reasonably possible that that an unfavorable outcome, for the aforementioned damages sought, could occur. However, BHS, and the individual providers, do have insurance coverage (BHS carries a $1.0 million per occurrence insurance policy), which could mitigate some or all of the financial effects of potential settlements or judgements. In the event that future settlements or judgements, if any, exceed insurance coverages, BHS may be required to fund a portion of the difference. No provision has been made in the accompanying condensed consolidated financial statements for any potential settlement or judgement costs at September 30, 2021, and December 31, 2020, as an unfavorable outcome is not probable at this time.
On December 17, 2020, a former TTC employee filed an Equal Employment Opportunity Commission (“EEOC”) claim against TTC alleging discrimination based on disability. The former employee cannot file a suit under the federal law until the EEOC issues a notice of right to sue, but can file suit under Florida law if the investigating agency has not rendered a decision within 180 days of the date the charge was filed. As of the date of this report, no lawsuit has been filed. TTC plans to vigorously defend the case, if filed, and does not believe that there is any reasonably estimable loss. However, TTC does have insurance coverage, which could mitigate some or all of the financial effects of potential settlements or judgements. In the event that future settlements or judgements, if any, exceed insurance coverages, TTC would be required to fund the difference. No provision has been made in the accompanying condensed consolidated financial statements for any potential settlement or judgment costs at September 30, 2021 or December 31, 2020. The maximum exposure as it relates to claims made is approximately $0.4 million.
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of September 30, 2021, and is included in accrued expenses in the condensed consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 25, 2020, the U.S. government reached a stimulus package deal. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and likewise, the full impact of the pandemic on our consolidated financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the global situation on our consolidated financial condition, liquidity, operations, vendors, industry, and workforce. Despite the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we have not experienced any material impact on our consolidated results of operations, financial condition, or liquidity during the year ended December 31, 2020 or the three and nine months ended September 30, 2021.

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

18.Subsequent Events
Management has determined that material events or transactions have occurred subsequent to the balance sheet date through November 10, 2021, other than those events noted below, that require disclosure in the condensed consolidated financial statements.
On October 7, 2021, we completed an offering of 23,000,000 shares of our common stock, par value $0.0001 per share, at a public offering price of $1.75 per share, less underwriting discounts and commissions. In addition, during October 2021, the underwriters exercised their 30-day option to purchase 3,450,000 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. The gross proceeds we received from this offering was $46.3 million, before underwriting discounts and commissions and estimated offering expenses of $3.3 million.

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
Formation
UpHealth Services, Inc. was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital medicine, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. UpHealth Holdings became the sole shareholder of with UpHealth Services, Inc. through a reorganization with UpHealth Services, Inc.'s original shareholders when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across three segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b)Virtual Care Infrastructure—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); (c); Services—through its subsidiaries Innovations Group, Inc. (“Innovations Group”), Behavioral Health Services, LLC (“BHS”) and TTC Healthcare, Inc. (“TTC”). On June 9, 2021, UpHealth (fka GigCapital2) acquired UpHealth Holdings and its subsidiaries, which added Cloudbreak Health, LLC ("Cloudbreak") to the Virtual Care Infrastructure segment.
Completed Business Combinations
On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The operating results for BHS for the three and nine months ended September 30, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Quarterly Report.
On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The operating results for Thrasys for the three and nine months ended September 30, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Quarterly Report.
On January 25, 2021, UpHealth Holdings acquired TTC, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and TTC, in exchange for consideration in the form of a promissory note in the amount of $12.1 million and shares of UpHealth Holdings common stock. Subsequent to January 25, 2021, the results of operations of TTC are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of TTC from January 25, 2021 through September 30, 2021.
Glocal is now a controlled (but not wholly-owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock and a $8.7 million note, which was paid in June 2021. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of

Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021 and $8.7 million paid in June 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. The fourth step concluded on August 27, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 94.61% of the outstanding equity of Glocal, and delivered $20.0 million in cash to the selling shareholders. The final steps, UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, take steps to increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Subsequent to March 25, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Glocal from March 25, 2021 through September 30, 2021.
On April 27, 2021, UpHealth Holdings acquired Innovations, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Subsequent to April 27, 2021, the results of operations of Innovations are consolidated with those of UpHealth Holdings in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Innovations from April 27, 2021 through September 30, 2021.
On June 9, 2021, UpHealth acquired Cloudbreak, which became a wholly-owned subsidiary, pursuant to the terms of a Business Combination Agreement between UpHealth and Cloudbreak, in exchange for consideration in the form of a promissory note in the amount of $36.6 million and shares of UpHealth common stock. Subsequent to June 9, 2021, the results of operations of Cloudbreak are consolidated with those of UpHealth in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of Cloudbreak from June 9, 2021 through September 30, 2021.
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly-owned subsidiary, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings' capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owns a majority of the voting power of the combined company, UpHealth Holdings will comprise 75% of the ongoing operations of the combined entity, UpHealth Holdings will control a majority of the governing body of the combined company, and UpHealth Holdings' senior management will comprise most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth condensed consolidated financial statements provided with this Quarterly Report. The information set forth below includes only the results of operations and liquidity and capital resources of UpHealth from June 9, 2021 through September 30, 2021.
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
Virtual Care Infrastructure Segment - Glocal and Cloudbreak
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
Glocal has been awarded by the United Nation’s (“UN”) Innovation Exchange with the Public Appreciation Award 2020 as a cutting-edge technology to meet the sustainable development goals of the UN. Glocal’s customers are located in regions in India, Southwest Asia, and Africa. Glocal generates the majority of its revenue in India, with the remainder from Africa and Southeast Asia.
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
Glocal’s telemedicine/Hellolyf CX digital dispensaries have been functional in India mainly through the government and are primarily housed in government facilities, which provide services that are free to the beneficiaries. After successful implementation of projects in the Indian states of Rajasthan, Odisha, and West Bengal, Glocal won a contract to set-up 550+ Hellolyf CX digital dispensaries in the Indian State of Madhya Pradesh, resulting in a total of 750+ government-placed nodes across India. In addition, in September 2021, Glocal won a contract with the Democratic Republic of Congo (DRC) to build 260 Hellolyf CX digital dispensaries to provide high-quality, affordable healthcare across the country.

Glocal has moved to a revenue-sharing model where it partners in certain places to run and operate hospitals. Glocal is operating four hospitals itself and five hospitals under revenue sharing arrangements. Glocal is also under contract to build and furnish a hospital in the Indian state of Nagaland, which was substantially complete as of September 30, 2021.
Glocal Key Business Metrics
Revenue
Glocal’s revenue is generated primarily from operating hospitals, including pharmacy and medicine sales, the sale of HelloLyf CX digital dispensaries, the construction of hospitals, and transaction fees per telemedicine consultation.
Cost of Goods and Services
Cost of goods and services consist primarily of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost for HelloLyf CX digital dispensaries, and an allocation of facilities, information technology, and depreciation costs.
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

Cloudbreak Key Business Metrics
Revenue
Cloudbreak derives the majority of its revenues from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Cloudbreak also records ancillary revenue from the sale or rent of MARTTI devices and from the provision of information technology services that include connectivity and ongoing support of the MARTTI software platform. Generally, Cloudbreak’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Sale of MARTTI devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). MARTTI device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date.
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
Services Segment - Innovations, TTC and BHS
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

In addition, to expanding its prescriber base through the SureScripts platform and testing services with new and existing lab companies and relationships, MedQuest Pharmacy plans to add new lines of specialty focus, including dermatology products in the second half of 2021, allowing it to offer its new product lines to existing customers while also expanding its customer base to include the dermatology ecosystem. Medical Horizons also plans to launch Nutrascriptives™ , an e-commerce platform to allow providers to sell Medical Horizons’ nutraceutical supplements line to their patients. Patients will have the ability to order Medical Horizons’ nutraceutical supplements line directly from their provider through Nutrascriptives™ . The order will be sent to Medical Horizons and Medical Horizons will ship it directly to the patient, with the patient paying the provider and Medical Horizons billing the provider directly for the products provided.

MedQuest Pharmacy’s direct pharmacy capabilities offer direct-to-patient shipping of both manufactured and compounded drugs. MedQuest Pharmacy has relationships with both prescribers and patients. The business model is driven by cash-pay and prescription volume-based revenue generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, mailed, verbal, and faxed orders.
The condensed consolidated financial statements include the results of Innovations, its four wholly-owned subsidiaries discussed above, and a variable interest entity ("VIE"), B-17 Partners, LLC (“B-17”), in which Innovations has a controlling financial interest. This determination was based on the fact that Innovations absorbs a majority of the VIE’s expected losses and receives a majority of its expected residual returns. The VIE was formed for the purpose of acquiring and holding real estate. The VIE’s sole activity is to lease the real estate to our subsidiary. At September 30, 2021, the VIE had total assets of $4.5 million and total liabilities of $4.0 million. Creditors and beneficial holders of the VIE have no recourse to the assets or general credit of our subsidiary.

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
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As of September 30, 2021 and for the three and nine months then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings, Thrasys, and BHS; (2) the results of operations for TTC, Glocal, and Innovations subsequent to the acquisition of those companies in 2021, as described above; and (3) the results of operations for UpHealth (fka GigCapital2) and Cloudbreak subsequent to June 9, 2021, as described above. As of September 30, 2020 and for the three and nine months then ended, UpHealth's operating results consist of the results of operations for UpHealth Holdings.

The following table sets forth the consolidated results of operations of UpHealth:

(Unaudited, in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2021	2020	$ Change	% Change	2021	2020	$ Change	% Change
Revenue:
Services	$21,977	$—	$21,977	—%	$45,563	$—	$45,563	—%
Licenses and subscriptions	10,956	—	10,956	—%	23,759	—	23,759	—%
Products	16,137	—	16,137	—%	24,446	—	24,446	—%
Total revenue	49,070	—	49,070	—%	93,768	—	93,768	—%
Cost of goods and services:
Services	12,434	—	12,434	—%	26,497	—	26,497	—%
License and subscriptions	6,350	—	6,350	—%	13,020	—	13,020	—%
Products	10,504	—	10,504	—%	16,147	—	16,147	—%
Total cost of goods and services	29,288	—	29,288	—%	55,664	—	55,664	—%
Gross margin	19,782	—	19,782	—%	38,104	—	38,104	—%
Operating expenses:
Sales and marketing	3,090	—	3,090	—%	5,670	—	5,670	—%
Research and development	1,916	—	1,916	—%	5,759	—	5,759	—%
General and administrative	11,452	944	10,508	1,113%	22,481	1,483	20,998	1,416%
Depreciation and amortization	3,626	—	3,626	—%	7,496	—	7,496	—%
Stock-based compensation	410	—	410	—%	410	—	410	—%
Lease abandonment expenses	915	—	915	—%	915	—	915	—%
Acquisition-related expenses	1,227	—	1,227	—%	36,566	—	36,566	—%
Total operating expenses	22,636	944	21,692	2,298%	79,297	1,483	77,814	5,247%
Loss from operations	(2,854)	(944)	(1,910)	202%	(41,193)	(1,483)	(39,710)	2,678%
Other income:
Interest expense	(8,145)	—	(8,145)	—%	(13,760)	—	(13,760)	—%
Gain on consolidation of equity method investment	—	—	—	—%	640	—	640	—%
Gain on fair value of derivative liability	49,885	—	49,885	—%	49,885	—	49,885	—%
Gain on fair value of warrant liabilities	373	—	373	—%	1,447	—	1,447	—%
Gain on extinguishment of debt	—	—	—	—%	151	—	151	—%
Other income, net, including interest income	259	—	259	—%	40	—	40	—%
Total other income	42,372	—	42,372	—%	38,403	—	38,403	—%
Income (loss) before income tax benefit (expense)	39,518	(944)	40,462	(4,286)%	(2,790)	(1,483)	(1,307)	88%
Income tax (expense) benefit	(6,695)	423	(7,118)	(1,683)%	357	423	(66)	(16)%
Net income (loss) before loss from equity method investment	32,823	(521)	33,344	(6,400)%	(2,433)	(1,060)	(1,373)	130%
Loss from equity method investment	—	—	—	—%	(561)	—	(561)	—%
Net income (loss)	32,823	(521)	33,344	(6,400)%	(2,994)	(1,060)	(1,934)	182%
Less: net loss attributable to noncontrolling interests	231	—	231	—%	147	—	147	—%
Net income (loss) attributable to UpHealth, Inc.	$32,592	$(521)	$33,113	(6,356)%	$(3,141)	$(1,060)	$(2,081)	196%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Services	45%	—%	49%	—%
Licenses and subscriptions	22%	—%	25%	—%
Products	33%	—%	26%	—%
Total revenue	100%	—%	100%	—%
Cost of goods and services:
Services	25%	—%	28%	—%
License and subscriptions	13%	—%	14%	—%
Products	22%	—%	17%	—%
Total cost of goods and services	60%	—%	59%	—%
Gross margin	40%	—%	41%	—%
Operating expenses:
Sales and marketing	6%	—%	6%	—%
Research and development	4%	—%	6%	—%
General and administrative	23%	—%	24%	—%
Depreciation and amortization	7%	—%	8%	—%
Stock-based compensation	1%	—%	—%	—%
Lease abandonment expenses	2%	—%	1%	—%
Acquisition-related expenses	3%	—%	39%	—%
Total operating expenses	46%	—%	85%	—%
Loss from operations	(6)%	—%	(44)%	—%
Other income:
Interest expense	(17)%	—%	(15)%	—%
Gain on consolidation of equity method investment	—%	—%	1%	—%
Gain on fair value of warrant liabilities	1%	—%	2%	—%
Gain on extinguishment of debt	—%	—%	—%	—%
Other income, net, including interest income	1%	—%	—%	—%
Total other income	(15)%	—%	(12)%	—%
Income (loss) before income tax benefit (expense)	81%	—%	(3)%	—%
Income tax (expense) benefit	(14)%	—%	—%	—%
Net income (loss) before loss from equity method investment	67%	—%	(3)%	—%
Loss from equity method investment	—%	—%	(1)%	—%
Net income (loss)	67%	—%	(3)%	—%
Less: net loss attributable to noncontrolling interests	—%	—%	—%	—%
Net income (loss) attributable to UpHealth, Inc.	66%	—%	(3)%	—%
As UpHealth Holdings effectively began operations on January 1, 2020 and other operating results are presented from the date of acquisition, as described above, the numbers presented above are not directly comparable between periods.
Three months ended September 30, 2021 and 2020
Revenue
In the three months ended September 30, 2021, revenue was $49.1 million, comprised of $22.0 million of services revenue, $11.0 million of licenses and subscriptions revenue, and $16.1 million of products revenue. There was no revenue in the three months ended September 30, 2020.

Cost of Goods and Services

In the three months ended September 30, 2021, cost of goods and services was $29.3 million, primarily consisting of $12.4 million of costs of services, $6.4 million of costs of licenses and subscriptions, and $10.5 million of costs of products. There was no cost of goods and services in the three months ended September 30, 2020.
Operating Expenses
Sales and Marketing. In the three months ended September 30, 2021, S&M expenses were $3.1 million, primarily consisting of advertising, marketing programs, and events from the date of acquisition of each subsidiary. There were no S&M expenses in the three months ended September 30, 2020.
Research and Development. In the three months ended September 30, 2021, research and development expenses were $1.9 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to Thrasys’ software development teams. There were no R&D expenses in the three months ended September 30, 2020.
General and Administrative.. In the three months ended September 30, 2021, general and administrative expenses were $11.5 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the three months ended September 30, 2020, general and administrative expenses were $0.9 million, consisting of deferred compensation and benefits expense.
Depreciation and Amortization. In the three months ended September 30, 2021, depreciation and amortization expenses were $3.6 million, primarily consisting of $3.5 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.1 million of depreciation related to property and equipment, net of allocations to cost of goods and services. There was no depreciation and amortization in the three months ended September 30, 2020.
Stock-based Compensation. In the three months ended September 30, 2021, stock-based compensation expenses were $0.4 million related to grants under equity plans.
Lease abandonment Expenses. In the three months ended September 30, 2021, we recorded a lease abandonment accrual in the amount of $0.9 million related to office spaces we vacated during the period.
Acquisition-related Expenses. In the three months ended September 30, 2021, acquisition-related expenses were $1.2 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth. There were no acquisition-related expenses in the three months ended September 30, 2020.
Other Income (Expense)
In the three months ended September 30, 2021, other income was $42.4 million, primarily consisting of a $49.9 million of gain on fair value of derivative liability, a $0.4 million gain on fair value of warrant liabilities, and $0.3 million of other income, net, partially offset by $8.1 million of interest expense. There was no other income (expense) in the three months ended September 30, 2020.
Income Tax Expense (Benefit)
In the three months ended September 30, 2021, the income tax expense was $6.7 million, primarily due to nondeductible acquisition-related expenses. In the three months ended September 30, 2020, the income tax benefit was $0.4 million.
Nine months ended September 30, 2021 and 2020
Revenue
In the nine months ended September 30, 2021, revenue was $93.8 million, comprised of $45.6 million of services revenue, $23.8 million of licenses and subscriptions revenue, and $24.4 million of products revenue. There was no revenue in the nine months ended September 30, 2020.

Cost of Goods and Services
In the nine months ended September 30, 2021, cost of goods and services was $55.7 million, primarily consisting of $26.5 million of costs of services, $13.0 million of costs of licenses and subscriptions, and $16.1 million of costs of products. There was no cost of goods and services in the nine months ended September 30, 2020.

Operating Expenses
Sales and Marketing. In the nine months ended September 30, 2021, S&M expenses were $5.7 million, primarily consisting of advertising, marketing programs, and events from the date of acquisition of each subsidiary. There were no S&M expenses in the nine months ended September 30, 2020.
Research and Development.. In the nine months ended September 30, 2021, research and development expenses were $5.8 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to Thrasys’ software development teams. There were no R&D expenses in the nine months ended September 30, 2020.
General and Administrative. In the nine months ended September 30, 2021, general and administrative expenses were $22.5 million, primarily consisting of compensation and benefits expense, and other administrative costs, related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the nine months ended September 30, 2020, general and administrative expenses were $1.5 million, consisting of deferred compensation and benefits expense.
Depreciation and Amortization. In the nine months ended September 30, 2021, depreciation and amortization expenses were $7.5 million, primarily consisting of $7.0 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.5 million of depreciation related to property and equipment, net of allocations to cost of goods and services. There was no depreciation and amortization in the nine months ended September 30, 2020.
Stock-based Compensation. In the nine months ended September 30, 2021, stock-based compensation expenses were $0.4 million related to grants under equity plans.
Lease abandonment Expenses. In the nine months ended September 30, 2021, we recorded a lease abandonment accrual in the amount of $0.9 million related to office spaces we vacate.
Acquisition-related Expenses. In the nine months ended September 30, 2021, acquisition-related expenses were $36.6 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth. There were no acquisition-related expenses in the nine months ended September 30, 2020.
Other Income (Expense)
In the nine months ended September 30, 2021, other income was $38.4 million, primarily consisting of a $49.9 million gain on fair value of derivative liability, a $1.4 million gain on fair value of warrant liabilities, $0.6 million of gain on consolidation of equity method investment, and $0.2 million of gain on extinguishment of debt, partially offset by $13.8 million of interest expense. There was no other income (expense) in the nine months ended September 30, 2020.
Income Tax Expense (Benefit)
In the nine months ended September 30, 2021, the income tax benefit was $0.4 million, primarily due to nondeductible acquisition-related expenses. In the nine months ended September 30, 2020 the income tax benefit was $0.4 million.
Segment Information
We evaluate performance based on several factors, of which revenue and gross margin by operating segment are the primary financial measures.
Revenue
Revenue by segment consisted of the following:

In thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Integrated Care Management	$11,858	$29,428
Virtual Care Infrastructure	19,162	26,716
Services	18,050	37,624
Total revenue	$49,070	$93,768

Three Months Ended September 30, 2021. Revenue from the integrated care management segment consisted of $0.9 million of services revenue and $10.9 million of licenses and subscriptions revenue. Revenue from the virtual care infrastructure segment consisted of $11.3 million of services revenue and $7.9 million of products revenue. Revenue from the services segment consisted of $8.3 million of products revenue, $9.7 million of services revenue, and $45 thousand of licenses and subscriptions revenue. There was no revenue for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021. Revenue from the integrated care management segment consisted of $5.7 million of services revenue and $23.7 million of licenses and subscriptions revenue. Revenue from the virtual care infrastructure segment consisted of $17.1 million of services revenue and $9.6 million of products revenue. Revenue from the services segment consisted of $15.6 million of products revenue, $22.0 million of services revenue, and $45 thousand of licenses and subscriptions revenue. There was no revenue for the nine months ended September 30, 2020.
Gross margin
Gross margin by segment consisted of the following:

In thousands	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Integrated Care Management	$4,760	$14,483
Virtual Care Infrastructure	7,673	10,606
Services	7,349	13,015
Total gross margin	$19,782	$38,104
Three Months Ended September 30, 2021. Gross margin from the integrated care management segment consisted of $0.2 million from services and $4.6 million from licenses and subscriptions. Gross margin from the virtual care infrastructure segment consisted of $5.0 million from services and $2.7 million from products. Gross margin from the services segment consisted of $2.9 million from products, $4.4 million from services, and $39 thousand from licenses and subscriptions. There was no gross margin for the three months ended September 30, 2020.
Nine Months Ended September 30, 2021. Gross margin from the integrated care management segment consisted of $3.8 million of gross margin from services and $10.7 million of gross margin from licenses and subscriptions. Gross margin from the virtual care infrastructure segment consisted of $6.6 million of gross margin from services and $4.0 million of gross margin from products. Gross margin from the services segment consisted of $4.9 million of gross margin from products, $8.0 million of gross margin from services, and $39 thousand of gross margin from licenses and subscriptions. There was no gross margin for the nine months ended September 30, 2020.
Liquidity and Capital Resources
As of September 30, 2021 and December 31, 2020, UpHealth Holdings had free cash on hand of $67.9 million and $1.8 million, respectively, and restricted cash of $0.4 million and $0.5 million, respectively.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize cash flows for the nine months ended September 30, 2021 (unaudited):

	Nine Months Ended September 30,
(In thousands)	2021	2020
Net cash used in operating activities	$(48,409)	$—
Net cash provided by investing activities	2,637	—
Net cash provided by financing activities	112,522	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(807)	—
Net increase in cash, cash equivalents, and restricted cash	$65,943	—
As UpHealth Holdings effectively began operations on January 1, 2020, the numbers presented above are not directly comparable between periods.

In the nine months ended September 30, 2021, cash used in operating activities was $48.4 million, primarily attributed to $36.9 million of non-cash items (gain on fair value of derivatives, gain on extinguishment of debt, gain on fair value of warrants, gain on consolidation of equity method investment and deferred tax adjustments, partially offset by depreciation, intangible amortization, and debt issuance cost amortization) partially offset by the net loss of $3.0 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $8.8 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $31.4 million due to billed and unbilled receivables from one customers during the quarter that were not collected as of September 30, 2021, partially offset by an increase in accounts payable and accrued expenses of $18.5 million due to delayed payments to vendors. In the nine months ended September 30, 2020, cash provided by (used in) operating activities was none, primarily attributed to the net loss of $1.1 million, offset by an increase in accounts payable and accrued expenses of $1.1 million.
In the nine months ended September 30, 2021, cash provided by investing activities was $2.6 million, primarily consisting of net cash acquired in acquisition of businesses partially offset by purchases of property and equipment. In the nine months ended September 30, 2020, cash provided by (used in) investing activities was none.
In the nine months ended September 30, 2021, cash provided by financing activities was $112.5 million, primarily consisting of proceeds from convertible debt of $164.5 million, partially offset by repayments of debt of $23.3 million and payments of amounts due to member of $4.3 million. In the nine months ended September 30, 2020, cash provided by (used in) financing activities was none.

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
As of September 30, 2021, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q for recently issued accounting standards that could have an effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We had cash, cash equivalents, and restricted cash totaling $68.3 million as of September 30, 2021. Cash equivalents were invested primarily in money market funds. Our investment policy is focused on the preservation of capital and supporting our liquidity needs. Under the policy, we invest in highly-rated securities issued by the U.S. government or liquid money market funds. We do not invest in financial instruments for trading or speculative purposes, nor do we use leveraged financial instruments. We utilize an external investment manager who adhere to the guidelines of our investment policy.
A hypothetical 10% change in interest rates would not have a material impact on the value of our cash, cash equivalents, net loss, or cash flows.

Interest rates are highly sensitive to many factors, including international economic and political considerations, as well as other factors beyond our control. Interest rate risk is the exposure to loss resulting from changes in the level of interest rates and the spread between different interest rates. As of September 30, 2021, we have interest bearing debt of $208.6 million, of which $160.0 million related to the carrying value of the $160.0 million unsecured convertible notes due in 2026 (the "2026 Notes"), and $25.1 million related to loans held by our Glocal subsidiary, that are currently under negotiation for the restructuring of payment terms. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the indenture agreement. The $25.1 million term loans held by our Glocal subsidiary bear interest rates between 11.15% up to 16.25% per annum. At September 30, 2021 accrued interest on Glocal's debt facilities was $5.4 million and is included in accrued expenses in the condensed consolidated balance sheets. For the three and nine months ended September 30, 2021, interest expense was $1.1 million and $1.8 million, respectively. Prior to our acquisition of Glocal, it had been negotiating with its banks to restructure the payment terms of some of the $25.1 million debt facilities; however, due to the impact of the COVID-19 pandemic, there has been a delay in approvals from the banks. The term loans are classified in long-term debt, current, in the condensed consolidated balance sheets due to their default status while negotiations continue. We believe that no penal interest will be charged by the banks and hence no additional provision has been recognized in the condensed consolidate statement of operations, other than the $5.4 million accrued interest at September 30, 2021. We expect to be able to restructure Glocal's debt by the end of 2021. See Note 8, Debt, for more information about our debt facilities.
Inflation Risk
Inflation has not had, or currently has, a material effect on our business.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the Indian rupee, causing both our revenue and its operating results to be impacted by fluctuations in the exchange rates.
Gains or losses from the revaluation of certain cash balances, accounts receivable balances, and intercompany balances that are denominated in these currencies impact our net loss. A hypothetical decrease in all foreign currencies against the U.S. dollar of 10% would not result in a material foreign currency loss on foreign-denominated balances, as of September 30, 2021. As our foreign operations expand, our results may be more materially impacted by fluctuations in the exchange rates of the currencies in which we do business. At this time, we do not enter into financial instruments to hedge our foreign currency exchange risk, but we may in the future.

Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer (our principal executive officer and principal financial and accounting officer, respectively), evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, and as a result of the material weakness described below, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report. Notwithstanding the identified material weakness, our management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations, and cash flows for the three and nine ended September 30, 2021 and 2020, disclosed in accordance with U.S. GAAP.
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

Item 1A. Risk Factors
The risk factors previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 do not address the risks and uncertainties that could significantly and negatively affect our business, financial condition, results of operations, cash flows and prospects following the business combination. For risk factors relating to our business following the business combination, please refer to the section titled “Risk Factors” in our prospectus filed with the SEC pursuant to Rule 424(b)(3) under the Securities Act of 1933, as amended, on October 6, 2021 (the “Prospectus”), which is incorporated herein by reference. There have been no material changes to our risk factors since the Prospectus.
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

10.12**
Amendment to Forward Share Purchase Agreement dated August 10, 2021, by and between UpHealth, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 12, 2021.

10.13**
Registration Rights and Lockup Agreement, dated June 9, 2021, by and among UpHealth, Inc. and certain stockholders (Cloudbreak) (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.14**
Registration Rights and Lockup Agreement, dated June  9, 2021, by and among UpHealth, Inc. and certain stockholders (UpHealth Holdings) (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.15#**	Cloudbreak Health LLC 2015 Unit Incentive Plan (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.16#**	Form of Cloudbreak Health LLC Unit Option Agreement (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.17#**	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.18#**	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.19#**	Form of Option Agreement (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.20#**	Employment Agreement dated October 24, 2021, by and between UpHealth, Inc. and Martin Beck. (included as Exhibit 10.3 to UpHealth, Inc.'s Form 8-K filed with the SEC on October 25, 2021).

10.21#**	Letter of Offer of Employment for Al Gatmaitan, entered into October 19, 2021. (included as Exhibit 10.1 toto UpHealth, Inc.'s Form 8-K filed with the SEC on October 25, 2021).

10.22#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.23#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.'s Form S-4/A filed with the SEC on March 23, 2021).

10.24#**	Employment Agreement dated October 23, 2021, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan. (included as Exhibit 10.2 to UpHealth, Inc.'s Form 8-K filed with the SEC on October 25, 2021).

Exhibit No.	Description

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer

32.1***	Section 1350 Certification of Chief Executive Officer

32.2***	Section 1350 Certification of Chief Financial Officer

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Act of 1933, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2021.

UPHEALTH, INC.

By:	/s/ Dr. Ramesh Balakrishnan
Name:	Dr. Ramesh Balakrishnan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Accounting and Financial Officer)