Form 10-K
period 2021-12-31
UpHealth, Inc.
filed 2022-04-18
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
UpHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida
(Address of Principal Executive Offices)		(Zip Code)
(312) 618-1322
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH	New York Stock Exchange
Redeemable Warrants, exercisable for one share of Common Stock at an exercise price of $11.50 per share	UPH.WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    Common Shares
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the common stock of the Company on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was $253.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of our common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No
(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
The registrant had outstanding 144,547,092 shares of common stock, $0.0001 par value per share, as of April 15, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
Item 1.    Business
Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “UpHealth,” the “Company” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries. See page 25 for a glossary of the terms used throughout this section.
Formation
UpHealth Services, Inc., was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital health, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. UpHealth Holdings, Inc. (“UpHealth Holdings”) became the sole shareholder of UpHealth Services, Inc. through a reorganization with UpHealth Services, Inc.’s original shareholders when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across three segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b)Virtual Care Infrastructure—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); and (c) Services—through its subsidiaries Innovations Group, Inc. (“Innovations Group”), Behavioral Health Services, LLC (“BHS”) and TTC Healthcare, Inc. (“TTC”). On June 9, 2021, UpHealth (fka GigCapital2) acquired UpHealth Holdings and its subsidiaries, which added Cloudbreak Health, LLC (“Cloudbreak”) to the Virtual Care Infrastructure segment.
Completed Business Combinations
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly-owned subsidiary, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owned a majority of the voting power of the combined company, UpHealth Holdings comprised 75% of the ongoing operations of the combined entity, UpHealth Holdings controlled a majority of the governing body of the combined company, and UpHealth Holdings’ senior management comprised most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report on Form 10-K (this “Annual Report”). The information set forth below includes only the results of operations and liquidity and capital resources of UpHealth from June 9, 2021 through December 31, 2021.
Integrated Care Management
Thrasys, a California corporation and wholly-owned subsidiary of UpHealth Holdings, was formed on March 11, 2002. On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The operating results for Thrasys for the year ended December 31, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Annual Report.
Virtual Care Infrastructure
Glocal, an India company and a subsidiary of UpHealth Holdings, was formed on July 22, 2010 in the State of West Bengal, India. Glocal is now a controlled (but not wholly-owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock and a $8.7 million note, which was paid in June 2021. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. The fourth step concluded on August 27, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 94.81% of the outstanding equity of Glocal, and delivered $20.0 million in cash to the selling shareholders. UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Beginning March 26, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth includes only the results of operations and liquidity and capital resources of Glocal from March 26, 2021 through December 31, 2021.

On June 9, 2021, UpHealth acquired Cloudbreak, which became a wholly-owned subsidiary, pursuant to the terms of a Business Combination Agreement between UpHealth and Cloudbreak, in exchange for consideration in the form of a promissory note in the amount of $36.6 million and shares of UpHealth common stock. Beginning June 9, 2021, the results of operations of Cloudbreak are consolidated with those of UpHealth in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of Cloudbreak from June 9, 2021 through December 31, 2021.
Services
BHS, a Missouri limited liability company and wholly-owned subsidiary of UpHealth Holdings, was formed on December 7, 2016. On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The operating results for BHS for year ended December 31, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Annual Report.

TTC, a Delaware corporation and a wholly-owned subsidiary of UpHealth Holdings, was formed on June 5, 2019. On January 25, 2021, UpHealth Holdings acquired TTC, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and TTC, in exchange for consideration in the form of a promissory note in the amount of $12.1 million and shares of UpHealth Holdings common stock. Beginning January 25, 2021, the results of operations of TTC are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth includes only the results of operations and liquidity and capital resources of TTC from January 25, 2021 through December 31, 2021.
Innovations Group, a Utah corporation, was formed on December 20, 2000. Innovations Group’s primary subsidiary is MedQuest Pharmacy, Inc. (“MedQuest Pharmacy”), a Delaware corporation. On April 27, 2021, UpHealth Holdings acquired Innovations Group, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations Group, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Beginning April 27, 2021, the results of operations of Innovations Group are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of Innovations Group from April 27, 2021 through December 31, 2021.
Business Overview
Our vision is to take healthcare to the next level, a new future achieved by enabling and powering healthcare’s digital transformation. We are creating an integrated offering of technologies and services essential to personalized, affordable and effective care globally. We want everyone to have access to healthcare and the ability to proactively maintain the best possible health for the whole person.

Our mission is to reshape healthcare by transforming the delivery of care and to support healthier communities through population health management software and telehealth technology that connects evidence-based care, coordinated workflows and health services. The companies that became subsidiaries of UpHealth, Inc. offer patient-centric digital health technologies and tech-enabled services to manage health and integrate care across three core capabilities: Integrated Care Management, Virtual Care Infrastructure, and Services. Together, we believe that by integrating the value streams represented across these three product and service lines, we will empower health systems, health plans, employers and government agencies and ministries to improve outcomes, quality, access, and cost of healthcare, as well as address critical unmet needs of patients, providers, payors, and pharmacies. As of December 31, 2021, UpHealth, Inc. served approximately 8 million lives on its integrated care management platform in the United States, provided telehealth services at over 2,300 U.S. healthcare venues, delivered over 3 million minutes of consultation and filled an average of 971 prescriptions per day. We have carefully selected specific competencies, which we believe will allow us to provide a multifaceted approach to blending technologies and services to enable our stakeholders to “practice” digital health.

A single, integrated provider of best-in-class technologies and services essential to personalized, affordable and effective care

THRASYS
CLOUDBREAK
GLOCAL
MEDQUEST PHARMACY
BHS
BEHAVIORAL HEALTH SERVICES
UPHealth
Integrated Care Management
Virtual Care Infrastructure
Services

Following the completion of the business combinations, we are organized across three strategic capabilities, each with a diverse set of partners and customers and each representing a large and fast growing market segment:
•Integrated Care Management. Our Integrated Care Management business is powered by Thrasys’ SyntraNetTM platform. SyntraNetTM is an end-to-end data integration, analytics, and population health management platform, uniquely architected to create what we call “care communities.” SyntraNetTM integrates and organizes information, provides advanced population-based analytics and predictive models, and automates workflows across health plans, health systems, government agencies, and community organizations. Clinical and community-based care teams use the platform to coordinate programs to address medical, behavioral health, and social factors that affect the health of individuals and populations.
•Virtual Care Infrastructure. Our Global Telehealth platform has two divisions—domestic and international. Our domestic division is powered by Cloudbreak (Martti™), a provider of unified telemedicine solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. Cloudbreak has one of the largest installed user bases in the nation, performing more than 178,000 encounters per month on over 27,000 video endpoints at over 2,300 healthcare venues across the US. Through its integrated telehealth and language access services, the platform serves as the digital front door to in-hospital care. Cloudbreak provides digital health infrastructure enabling its partners, primarily health systems, hospitals, and clinics, to implement unique, private-label telehealth strategies customized to their specific needs and markets. Our international division is powered by HelloLyf from Glocal, a platform that delivers comprehensive primary care and specialty consultations in India and other developing nations at significantly reduced costs compared to historical means of care delivery. Glocal combines its HelloLyf information technology platform with various types of infrastructure, including technology-enabled digital hospitals and clinics, to provide patients with access to affordable care. Its technologies and services are performing over 140,000 digital health encounters per month with contracts now in place that, if fully-implemented, would significantly increase this number by the end of 2022.

•Services. Our Services platform provides pharmacy and behavioral health services in the United States which are critically important to managing whole person care and its associated costs. Our digital pharmacy is powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispenses prescribed medications shipped directly to patients. It is capable of serving as a retail or national fulfillment center. Over the last five years, MedQuest Pharmacy has filled prescriptions for over 5,000 prescribers and over 65,000 patients. Through the Innovations Group suite of companies, other services and products are also available, such as lab and testing services, nutraceuticals, nutritional supplements, education for medical practitioners, and training for individuals and groups. Additionally, our comprehensive behavioral health capabilities are powered by TTC Healthcare and BHS, which together provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. The division’s physician-led clinical model has a proven approach to networking with a growing panel of providers, which is critically important in the field of mental health. Our Services platform is working to deliver an increasing volume of services, including telehealth services, to existing customers of the Integrated Care Management and Virtual Care Infrastructure platforms.

When successfully integrated, our digital health platform will go beyond one-off point solutions to connect multiple parts of the healthcare service continuum. Our integrated care system enables personalized, evidence-based clinical decisions through integrated care management that oversees the entire patient experience to enable better outcomes. Today, care is normally delivered by numerous different unconnected providers and results in suboptimal outcomes and disparities in access to healthcare services – our product offering intends to narrow this gap. As we integrate our digital health platform, our goal is to provide better outcomes, an improved care experience, and more manageable costs.

27,000+ installed endpoints on both UPH and provider-owned devices provides meaningful channel expansion opportunity

Interpreter

250+ languages available, with more than 50+ available in high-quality video

Consult

Enable providers to conduct a patient telehealth consultation including behavioral health and tele-psychiatry visits martti
Home
UPHealth
martti
Interpreter
Get Started
Consult
Get Started
Care Team
Get Started
Quarantine
Get Started
Specialty
Get Started

Care Team

Connect with a care team instantly, bringing vital resources directly to the point of care

Specialty

Include resources by specific capabilities and family members in consultation

Quarantine

Help patients, providers, and interpreters **follow safety protocols** with a virtual care module

We understand that our constituents, consisting of payors, providers, and patients, want and need more comprehensive, integrated solutions, but are at different points on their digital transformation journey. We seek to meet them where they are today to help them reshape healthcare delivery through the use of intelligent technology, workflows, and service coordination.

Our highly scalable platform and infrastructure, developed by industry visionaries, has allowed for the establishment of an expansive footprint both domestically and internationally. In the U.S., the partners and customers of our platforms span across more than 2,300 healthcare venues. Our Integrated Care Management platform serves the largest public health plan in the nation as well as thousands of physicians and post-acute sites. MedQuest Pharmacy has pharmacy licenses in all 50 U.S. states and the District of Columbia. Internationally, Glocal provides digital primary care and specialty consultations under contracts with government ministries across India and other developing countries which, when combined with our the population health management capabilities of our Integrated Care Management platform, we believe positions us to be a market leader in global telehealth.
Market Opportunity
The 2020 World Health Organization Global Report measured the global healthcare market at $8 trillion, including public and private spending and ranging across the spectrum of healthcare services. We believe that this market is broken, fragmented, and in great need of change. According to government data from the Centers for Medicare & Medicaid Services (“CMS”), national health expenditure in the United States alone was $4 trillion in 2018, representing 17.7% of GDP.
The long-standing macro factors that are driving the healthcare landscape today and straining current systems include an increasingly aging population, growing prevalence of chronic illnesses, unsustainable and escalating costs, and inequitable access to care. While these are not novel challenges, they are accelerating rapidly and exacerbating fundamental flaws in an inefficient healthcare system ill-equipped to provide the necessary services for all its constituents.

Telehealth increased 38x from a pre-pandemic baseline

CMS expanding access to mental/ behavioral health services

$4.4B program in California to coordinate medical and behavioral care[3]

Infrastructure investments to increase access;
2.2 million additional beds required, unaffordable with legacy infrastructure

SERVICES
INTEGRATED CARE MANAGEMENT
VIRTUAL CARE INFRASTRUCTURE

100% of Medicare, 50% of Medicaid payments moving to alternative payment models by 2025[1]

$1.5B per year to managed care organizations in California for whole person population health management[2]

1 CMS, Health Care Payment Learning and Action Network, 2021
2 KFF, Medicaid Authorities and Options to Address Social Determinants of Health (SDOH), 2021
3 CTT, Children and Youth Behavioral Health Initiative: Understanding and Distilling a Big Thing, 2021

We believe there is a heightened demand for technology solutions that can improve the management of population health and care delivery, eventually leading to the “practice” of digital health. We believe these advancements are leading to a convergence of technology, information, and connectivity to improve health care and health outcomes. We intend to reshape the landscape of the healthcare industry, positioning UpHealth as an indispensable partner to payors, providers and patients as they evolve to the practice of digital health.
Our offerings will be at the center of population health management and telehealth in three of the fastest growing digital healthcare markets:
•Integrated Care Management. Our Integrated Care Management business operates in part within the chronic care management market, a $346 billion global market in 2019 that is expected to grow at a 7.2% CAGR through 2024 according to a 2019 BCC market research report evaluating the global market for chronic disease management. Six out of ten adults in the U.S. have a chronic disease and four out of ten have more than one condition, according to data from the Centers for Disease Control (“CDC”). Individuals living with chronic conditions are intensive users of health and social care services, and the associated costs tend to be significantly higher than those of the average patient. In the U.S., 81% of hospital admissions, 91% of prescriptions, and 76% of physician visits are attributable to managing chronic conditions, according to a report from Modern Healthcare titled, “Behavioral Health: Fixing a System in Crisis.” Our Integrated Care Management segment is expected to grow rapidly based on the expansion of services and volumes under existing contracts and from recently signed new agreements.

•Virtual Care Infrastructure. Demand for and the use of telehealth services is expanding rapidly as a result of trends in deregulation and broad societal shifts in terms of technology adoption which have both been accelerated by the COVID-19 pandemic. According to a May 2020 McKinsey article titled, “Telehealth: A quarter-trillion-dollar post-COVID-19 reality?”, up to $250 billion of current U.S. healthcare spend could potentially be virtualized through the acceleration of consumer and provider adoption beyond virtual urgent care. We believe telehealth enables more efficient allocation and utilization of finite clinical resources and appeals to both an aging population that requires more complex and chronic care, as well as to a younger generation that prefers digital technology to in-person visits. Improving whole person care and meeting tremendous disparities in access to healthcare requires going beyond simple teleconsultations. Our Virtual Care Infrastructure services in the U.S. and international markets, primarily India, provide access to various aspects of care which is a precursor to effectively managing care. Cloudbreak’s installed base of over 27,000 video endpoints in the U.S. facilitates millions of minutes per year of healthcare services. Glocal’s digital clinics can provide a full patient encounter complete with physical exam, diagnostic testing, and dispensing of medications in addition to a teleconsultation with a remote physician. This capacity to provide complete hybrid digital health encounters at low cost creates access to massive markets for complete primary care and specialty consultations both inside and outside of the U.S.
•Services. Managing the quality and costs of pharmacy products and behavioral health services is an integral part of managing population health. According to a 2019 Deloitte article titled, “Focus and Transformation - Accelerating and Change in Life Sciences,” prescription drug sales are projected to grow at a 6.4% CAGR from 2018 to 2024 and reach $1.2 trillion in 2024. Pre-pandemic, there was a growing demand for mail-order medicines that coincided with increasing penetration of e-commerce and literacy regarding internet resources. Millennials in particular are highly reliant on online procurement for OTC medicines. This growth in adoption was accelerated rapidly in the wake of the COVID-19 pandemic. Our digital pharmacy, which was recently expanded in terms of capacity, is poised to capitalize on this growth in demand while also serving as the pharmacy of choice across our broader platform. Additionally, behavioral health conditions consisting of mental and substance abuse disorders have societal, economic and healthcare system implications, all of which are amplified by the COVID-19 pandemic. Prior to the pandemic, one in two Americans had faced a mental health issue or substance abuse disorder at some point in their lives according to an August 2020 McKinsey article titled, “A holistic approach for the U.S. behavioral health crisis during the COVID-19 pandemic.” Those coping with behavioral health conditions have a medical spend that is two to four times higher than the rest of the population, according to recent data from McKinsey. Due to the relatively simplistic conversion from office visits to telepsychiatry, we believe our tech-enabled behavioral health capability is well positioned to capture share in this fast-growing segment within telemedicine.
Impact of COVID-19
The promise of telemedicine, telehealth, and now digital health have been long discussed as solutions to the pervasive issues challenging the effective delivery of healthcare around the world. However, the COVID-19 pandemic forced patients and providers alike to embrace digital health technologies at a more rapid pace and accelerated the digital transformation of healthcare to bridge local and digital care delivery and engage displaced patient populations. According to a July 2021 McKinsey article titled, “Telehealth a quarter trillion dollar post Covid reality,” telehealth utilization has stabilized at levels 38 times higher than before the pandemic. After an initial spike to more than 32% of office and outpatient visits occurring via telehealth in April 2020, utilization levels have largely stabilized, ranging from 13 to 17% across all specialties.
Major shifts in regulations, technology, industry orientation, and reallocation of risk across the value chain have fundamentally altered the structure of the industry and basis of competition. Advancements in medical science, data analytics, machine learning, networking technology, internet access, and the shift in consumer expectations driving business-to-consumer (“B2C”) models have all facilitated the transition to digital health technologies.
We believe there is work to be done in order to solidify the long-term shift to the “practice” of digital health and to capitalize on the opportunity to virtualize $250 billion of U.S. healthcare spending annually. According to a May 2020 McKinsey article titled, “Telehealth: A quarter-trillion-dollar post-COVID-19 reality?”, the adoption of telehealth and extension of telehealth beyond virtual urgent care will require new ways of working with a broad set of providers, step-change improvements in information exchange, and broadening access to integration of technology. This is where we intend to position our business and how we aim to power the adoption of digital health solutions well beyond the pandemic.

Products & Services
UpHealth’s services are designed to integrate well with the needs of our major end-user customers. The union of these solutions within UpHealth offers stakeholders a suite of products and services that they can choose from to best serve their transformation needs.

Pharmacy
Behavioral Health
SERVICES
INTEGRATED CARE MANAGEMENT
Cloud based platform
VIRTUAL CARE INFRASTRUCTURE
Tele-Interpretation
Digital Clinics

UpHealth business segments:

- Deliver **quality** digital-first infrastructure
- Drive data-driven insights, better outcomes, and enhanced **patient experience**
- Increase **access** to **affordable care** across the globe

Integrated Care Management
The Integrated Care Management business is powered by Thrasys’ SyntraNetTM technology platform and applications. SyntraNetTM is a configurable integrated health management platform that enables clinical- and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations— especially individuals with complex medical, behavioral health, and social needs.
SyntraNetTM creates virtual “care communities” – logical networks of organizations, care managers and service providers – that function as an integrated care team to deploy programs to improve health, quality, performance, efficiency, and costs.
Core features of the platform include the ability to:
•Create virtual, cross-sector care communities;
•Integrate and organize information from a wide range of data sources;
•Gain insight into health, risks, and opportunities with advance analytics;
•Qualify and enroll groups into programs;
•Coordinate care teams across the continuum of care; and
•Analyze and report on various measures of success.
SyntraNetTM includes a number of technology innovations: a unique architecture for connected care communities, a configurable software microservices architecture, workflow management with process graphs, expert-system based rules, advanced analytics and intelligence, and state-of-the-art frameworks for user interfaces across desktops and devices.

Thrasys has reinvested significant resources to develop its SyntraNetTM platform.

Connected Care Community
Configure care community with customer as anchor
1
Data Integration and Interoperability
Integrate data across community to develop 360-degree view of patients, exchange information with partners
2
Population Health
Analyze and stratify population to identify health risks and needs, qualify individuals for programs
3
Member Enrollment Engine
Identify and enroll individuals and groups in health programs with individualized care plans
4
Care, Referral, and Utilization Management
Support care community to coordinate services and manage health across programs
5
Member Engagement
Engage patients and families as full members of care team
6
Analytics and Reporting
Analyze results and measures, refine programs
7
POPULATION

8.0m
Total Lives

2.3m
New Lives in 2021

Planned enhancements include integration of language, telehealth advanced analytics, intelligence, evidence-based protocols, patient CRM, provider network management capabilities and more

Our Integrated Care Management platform provides health plans and provider groups the ability to manage health with new models of care. Our clients include the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.
Revenue is derived from license fees, recurring subscription fees, and professional services for implementation.
Virtual Care Infrastructure—U.S.-Based
Our domestic Virtual Care Infrastructure offering is delivered by Cloudbreak (Martti™). Cloudbreak is dedicated to building solutions that address healthcare disparities impacting patients across the U.S. From telehealth visits to extended hospital stays, Cloudbreak’s digital solutions help patients and providers connect through translation services, building necessary rapport while, most importantly, increasing the efficacy of healthcare. The platform enables providers to deliver and patients to receive effective care at any time, any place, and on any device, regardless of a possible language barrier.
Cloudbreak, originally developed as the premier virtual language interpretation service, is today a unified telehealth platform. Cloudbreak has built one of the largest installed bases in the nation, simplifying how providers care for patients, putting a full care continuum at their fingertips 24/7, and enabling local healthcare systems to build their integrated telemedicine strategy. Cloudbreak offers more than 250 languages on its video interpretation platform, which includes over 27,000 customer end points, and ranks in the top 50 of the 2021 Nimdzi 100 ranking of the largest language service providers in the world. As of December, 31, 2021, Cloudbreak was performing more than 178,000 encounters per month, through seamless integration with a multitude of platforms including Zoom, Epic and AmWell, at over 2,300 healthcare venues nationwide. From telepsychiatry, telestroke, teleICU, teleurology, and other specialties to integrated language services, Cloudbreak’s innovative, secure platform overcomes both distance and language barriers to improve care, satisfaction, and outcomes.
Cloudbreak, at its core, is a modularly configurable software engine that supports video and audio communications. The Cloudbreak Consult allows healthcare providers to answer calls, place calls, care for patients, converse with the care team, and connect with a qualified interpreter – all from one location. Cloudbreak has expanded its operations by leveraging its existing platform to include other telemedicine use cases such as telestroke, telepsychiatry, teleurology, and telequarantine, among others. Cloudbreak has also recently launched a home health virtual visit platform enabling its healthcare system partners to see their patients remotely on any device, at anytime, anywhere the patient may be, and in any language they may speak.
•Connect Anywhere—Virtual Visit Platform: Providers and patients can connect with a virtual consultation from anywhere, enabling the exchange of messages between providers and patients, and can invite other health professionals or family members to visit virtually and view medical history and/or care plans. Providers also have the ability to view their schedules and patients have the ability to view educational content and videos while waiting for their visit.
•Martti™ Interpretation: Cloudbreak’s core offering, known as Martti™ is a Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) compliant video remote interpreting solution that puts qualified and certified medical interpreters supporting more than 250 languages at the fingertips of clinical care teams nationwide through Cloudbreak’s proprietary software platform. Cloudbreak pioneered the Video Remote interpreting industry in 2003 and today is a well-recognized market leader known for the ease of use, high quality and superior customer service associated with its telehealth offerings.

•Telehealth Interoperability: Cloudbreak has built specific integrations that allow hospital staff to initiate Martti™ sessions from their video platforms, enabling multi-specialty call capabilities in one video session, shared content and whiteboarding, and integrations with numerous hospital system Electronic Medical Record (“EMR”), Picture Archive and Communication System (“PACS”), and Remote Patient Monitoring (“RPM”) platforms. Cloudbreak has invested significantly in its interoperability capabilities and continues to be a market leader in providing access to its Video Medical solution on rapidly growing platforms. Cloudbreak has not only integrated with EMRs, but also with other telemedicine and communication solutions throughout the continuum of care.
Cloudbreak provides a unified telehealth experience that harmonizes disparate use cases, allowing providers to efficiently collaborate and communicate, regardless of end-point device or tech infrastructure. Cloudbreak has designed its platform to integrate the clinical and operational workflows of its partners, ensuring that the technology molds to how the clinical teams work, not the other way around. Platforms like Zoom, Teams, and others are “point solution” video platforms with minimal workflow capabilities. Cloudbreak makes these platforms “smart” by embedding them in custom patient and provider experiences based on how a specific health system or medical group practices. In doing so, Cloudbreak’s solutions can be integrated into daily practice patterns with less friction, thus speeding up adoption as well as avoiding commoditization and allowing health systems, clinics, and physicians to differentiate themselves in the market based on their brand and how they practice.
Cloudbreak offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. Its client base spans the entire healthcare continuum, including hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics and medical practices as well as employers and schools.
Virtual Care Infrastructure—International
UpHealth, Inc.’s international Virtual Care Infrastructure offerings are delivered by Glocal, which provides comprehensive primary care and specialty consultations for a fraction of the cost of alternative delivery systems. Glocal uses its proprietary HelloLyf technology architecture in conjunction with its app and onsite hospitals and digital clinics to uniquely deliver high quality, cost effective care to vulnerable rural and dense urban centers, while also meeting the needs of more affluent communities.
Glocal has used a three-pronged strategy to refine and execute its care delivery. First, it has implemented a lean design approach, by removing non-value add steps that do not directly affect healthcare delivery or outcomes. Second, Glocal has employed evidence-based medicine, including only interventions that have evidence of effectiveness. Third, it has leveraged technology, including Internet-of-Things (“IoT”) and artificial intelligence, to improve diagnosis and management of diseases and to automate standard clinical processes to reduce costs and errors.
Glocal’s spectrum of offerings can be grouped into three major components:
1.The core of UpHealth’s Virtual Care Infrastructure operations internationally is Glocal’s HelloLyf platform. HelloLyf is an advanced technology platform which combines clinical workflows, decision support, and guided protocols to improve the efficacy and cost of care. Glocal’s digital health interface for patients and providers is driven by its HelloLyf App, a virtual on-demand clinic for identifying patients and automated teleCRM. HelloLyf serves as the care platform for Glocal’s various technology enabled infrastructure assets, including its hospitals and digital clinics. HelloLyf’s clinical decision support system is called LitmusDX and includes differential diagnosis, investigation, and treatment protocols. LitmusDX is cloud-based, regularly updated, and cross-checked to ensure the latest in evidence-

based protocols. It is a semantic-based engine for accurate differential diagnosis covering over 960 diseases, 8,000 symptoms, 11,000 signs, 300 risk factors, and 450 parameters. Over 440 treatment protocols are referenced, covering most diseases, and it has stored more than 50,000 prescription brands covering over 6,500 formulations. LitmusDX also references more than 20,000 drug precautions, which cover contraindications, drug interactions, adverse reactions, and food and alcohol interactions to reduce medical errors.
2.Glocal’s digital dispensaries, HelloLyf CX, are carefully engineered in a number of different configurations to deliver critical healthcare services in locations where access to primary care and complementary services is constrained. Glocal, by combining its HelloLyf technology with physical IoT devices, can deliver care in as little as 250 sq. ft. of rented or owned space. Such digital dispensaries utilize the services of the local equivalent of a nurse or nurse practitioner and provide interface with doctors virtually via HelloLyf. These digital dispensaries serve as comprehensive care delivery sites wherein nearly all tests can be done, all kinds of doctors accessed, and medicines dispensed.
Within each digital dispensary is Glocal’s LitmusMX, a primary health terminal with remote examination and instant diagnostics capabilities, and LitmusRX, an automated medicine dispenser that provides access for patients in remote cities and towns. LitmusMX accommodates a wide range of primary and emergency healthcare needs within a remarkably compact device. It facilitates a medical examination via a digital stethoscope, fetal doppler, dermatoscope, otoscope, laryngoscope, and nasalscope, in addition to taking blood pressure, temperature, and other vitals.

LitmusRX is a remote controlled dispensing unit that electronically controls drug dispensing, scalable up to 120 SKUs. A prescription generated by a physician is automatically dispensed by the machine, which helps to reduce medical errors around branding and dosage. LitmusRX also performs real-time inventory management, reducing the need for manual audits and automating supply chain order levels.
Glocal’s digital dispensary/clinic solution has earned the UN Health Innovation Exchange Public Appreciation 2020 Award, the World Economic Forum 2020 Schwab Foundation Social Entrepreneur Award, and the Frost & Sullivan Indian Telemedicine Customer Value 2020 Leadership Award. Additionally, it has been recognized as among the Top 50 Covid responders by the World Economic Forum, and Glocal was recently given the “Company of the Year - Healthcare” Award by TV9 & SAP India.
3.Glocal’s acute care hospitals have been designed and set up as eleven modular hospitals, each with a three-bed ER, twenty-bed ICU, four operating theaters (including one with Laminar Air Flow systems, 4Slice CT Scan, X Ray, Echo, Color Doppler, and Ultrasound), treadmill stress testing, two to four dialysis units, a complete clinical lab, pharmacy, general ward beds, and private rooms. These compact hospitals are compliant with local clinical establishment code norms, infection control systems, medical gas pipeline, national building codes, and green building norms. They focus on acute cases like trauma, neurotrauma, pacemaking, thrombolysis, acute surgeries, medical emergencies, and also routine surgeries.
Glocal has also designed and developed a fully digital 200 bed acute care hospital, using IoT, EMR, CDSS, HIS, and pre-engineered technologies. The first such digital 200 bed acute care hospital was built for the Government of Nagaland in Dimapur, India, and construction was completed in 100 days. Glocal expects to deliver more digital hospitals in the future. Glocal’s digital hospital completes the full continuum of care offering from App to digital clinic to acute care facility, all leveraging the HelloLyf technology platform and ancillary digital technologies to improve healthcare delivery.

Glocal offers a full continuum of virtual and in-person care in India and other developing countries, in part under multi-year contracts that have both a fixed subscription component and volume-based revenue. Glocal’s markets consist of billions of people representing rapid expansion opportunities and target customers, such as government ministries, payors, and stakeholders managing at-risk patient populations where access to care is a challenge.
Services
UpHealth’s Services platform provides pharmacy and behavioral health services on a fee-for-service basis to patients across the U.S. Pharmacy and behavioral health services are an integral aspect of managing population health and our Services platform will increasingly focus on providing high quality, cost effective care to customers of our Integrated Care Management and Virtual Care Infrastructure platforms.
The Service platform's digital pharmacy business is delivered by Innovations Group's MedQuest Pharmacy, a full-service retail pharmacy that is licensed in all 50 U.S. states and the District of Columbia. MedQuest delivers both compounded and legend drugs, and is capable of either serving as a retail or national fulfillment center, as a personalized medication administration partner with prescribers, and as a lifestyle wellness direct-to-consumer offering. Its proprietary software and operating system, eMedplus, is Electronic Prescriptions for Controlled Substances (“EPCS”) Certified by the United States Drug Enforcement Association (“DEA”) and provides prescribers with a full-service prescription management system.
MedQuest Pharmacy is accredited and recognized by the Accreditation Commission for Health Care and its Pharmacy Compounding Accreditation Board, among other high-quality providers and suppliers. MedQuest Pharmacy has achieved this elite level of quality by exceeding standards set by national accreditation bodies and quality-centered organizations. MedQuest recently invested approximately $3.8 million in a facility expansion and, is poised for growth as capital is directed to developing new product lines (such as dermatology products) and expanding its testing services with new and existing lab companies and relationships. In addition, eMedplus, MedQuest’s proprietary software and operating system, became Surescripts certified (Surescripts' process to validate that the software meets certain industry standards related to sending and receiving electronic messages and that it is providing open choice for medication selection and dispensing locations) in January 2020, allowing any user of the Surescripts platform to prescribe medications dispensed by MedQuest Pharmacy. Under an agreement between MedQuest Pharmacy and Surescripts, MedQuest Pharmacy pays Surescripts a nominal fee for certain messages (e.g., new prescriptions or refill requests) sent through the Surescripts system. The majority of MedQuest’s Pharmacy’s prescriptions, however, are dispensed through eMedplus or through verbal, mailed, or faxed order requests.
MedQuest Pharmacy’s comprehensive pharmacy capabilities support direct-to-patient shipping of both manufactured and compounded drugs. MedQuest Pharmacy’s relationships are with both prescribers and patients and it filled an average of approximately 971 prescriptions per day in 2021. Over the last five years, MedQuest Pharmacy has filled prescriptions for over 5,000 prescribers and over 65,000 patients. MedQuest’s current business model is driven by cash-pay and prescription volume-based revenue generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, including mailed, verbal, and faxed orders. MedQuest will increasingly focus on providing managed pharmacy-related services to existing and new customers of our Integrated Care Management and Virtual Care Infrastructure platforms.
Innovations Group’s suite of services also includes WorldLink Medical, Inc., Medical Horizons, Inc., and Pinnacle Labs, Inc. (“MedQuest Testing Services”) which work in concert with MedQuest Pharmacy. WorldLink Medical, Inc. is an educational services partner of Innovations Group, and provides CME educational courses accredited as a joint provider through the ACCME. Medical Horizons, Inc. specializes in customized formulations, dietary supplements and nutraceuticals as an own-label distributor with its brand NUTRAscriptives, as well as other brands. Its turnkey solutions include label design, printing, and application; custom packaging; daily packs; a selection of capsule sizes and colors; and convenient auto-reorder services. Medical Horizons employs a staff of experts that is committed to excellence and outstanding customer service. MedQuest Testing Services focuses specifically on facilitating diagnostic testing between lab companies, patients, and providers.
UpHealth’s behavioral health business is anchored by TTC Healthcare and BHS, two high-quality, evidence-based behavioral health and substance abuse providers rapidly innovating in the virtual care space. While TTC Healthcare and BHS today operate largely independently, work is underway to integrate the substance abuse treatment expertise of TTC Healthcare with the adult behavioral health services of BHS to form a comprehensive model of care ready to scale to a national level.
We believe we are positioned to leverage the technology solutions found in our other platforms to reshape how behavioral and substance abuse care is delivered in the future. Examples include the full integration of the telehealth consult solution by Cloudbreak and the personalized medication regimens available through MedQuest Pharmacy into our behavioral health offerings. In addition, our physician-led clinical models have proven successful in growing a panel of providers, which is critically important in the underserved and understaffed field of mental health.

TTC Healthcare’s treatment facilities are licensed by the Florida Department of Children and Family Services and the Florida Agency for Healthcare Administration, and maintain the industry’s most widely acknowledged accreditation by the Joint Commission. TTC Healthcare offers a complete continuum of care from our detoxification services, residential care, Partial Hospitalization Programs (“PHP”), intensive outpatient (“IOP”), and outpatient programs (“OP”). During the COVID-19 pandemic, outpatient programs included a significant percentage of virtual visits. UpHealth’s behavioral health offerings also include Medication-Assisted Treatment where appropriate.
TTC’s PHP is a full day of clinical treatment in a structured environment, while the client is living in supportive housing that offers 24-hour supervision, nursing services, and an on-call therapist. PHP is an opportunity for the client to experience more structured clinical care, addressing their primary and secondary issues and diagnoses. Clients are able to attend 12-step or mental health support groups in the evenings, as well as enjoy activities and recovery events on the weekends. Much like TTC Healthcare’s other treatment programs, each client has an individualized treatment plan that is unique to their needs and recovery goals.
An IOP is a transitional level of care where the client begins to reintegrate into normal life with less therapy time, but still with the full support of TTC Healthcare staff. Clients will collaborate with their therapists and peers on the best recovery practices and how to deal with triggers in the real world. How long a client participates in an intensive outpatient program varies depending on the needs of each individual and this allows for a treatment schedule to be customized, fitting with the clients’ lives outside of treatment.
The OP offers limited counseling sessions for clients on a weekly basis. Those who participate in the outpatient program live at home or in some type of sober living housing, which is one of the main differences between outpatient and inpatient care. The services offered are very similar, but the time spent in therapy sessions is less in outpatient care.
Finally, Medication-Assisted Treatment (“MAT”) involves a pharmacological approach to treating addiction, primarily addiction to opioids, including heroin, and prescription narcotics. MAT-related medications reduce the difficult physical symptoms surrounding withdrawal, thereby helping an individual remain engaged in treatment and can be a particularly effective treatment model for opioid use disorders. MAT programs that combine medication, counseling and therapy are largely considered one of the strongest evidence-based modalities to combat addiction. This type of treatment ultimately complements an abstinence-based program. The recommendation for MAT is based on a thorough and individualized assessment of the person in treatment and their specific needs.
BHS is a Missouri-based mental health practice consisting of over fifty psychiatrists, nurse practitioners, psychologists, and other mental health providers in four physical locations. BHS providers work in collaboration with multiple area hospital systems (both in leadership and clinical positions) to provide and direct inpatient treatment. BHS offers in-office, virtual, and in-patient treatment to an average of over 7,000 unique patients per month. At the height of the COVID-19 pandemic approximately 95% of BHS’ outpatient and post-acute care consults were done virtually. While the transition to virtual treatment had long been anticipated, the pandemic led to BHS’s adoption of virtual health delivery literally overnight. The flexibility of this new treatment format has been well received by both clinicians and providers. Virtual provision of psychiatric care has allowed an expansion of BHS’s patient base to both individuals as well as to long term care settings.

Common conditions treated by BHS practitioners include depression, bipolar disorder, attention disorders, schizophrenia, substance use disorders, posttraumatic stress disorder, Alzheimer’s disease and related disorders, as well as personality disorders.
BHS providers are all state-licensed and most of its physicians are board-certified and provide comprehensive psychiatric treatment utilizing psycho-pharmacology, evidenced-based psychotherapy, as well as somatic treatments like Ketamine therapy, Trans-Cranial Magnetic Stimulation, and Electro-Convulsive Therapy. The variety of provider disciplines available within BHS allows for ready collaboration and consultation between practitioners.
BHS has established its own pharmacy service which specializes in psychiatric medications and the unique needs of these patients from both a clinical and payor perspective. This pharmacy is able to function efficiently from both its physical location as well as a virtual provider. Plans are to further integrate this service with the broader digital pharmacy capabilities found in MedQuest Pharmacy.
Given the idiosyncratic nature of behavioral health reimbursement and credentialing, BHS established its own in-house billing department (Reimbursement Solutions). This subsidiary has allowed for both more efficient payment for BHS clinicians and has provided a billing service that has been successfully marketed to outside practices. Reimbursement Solutions’ capacities are available to leverage for third-party billing services across the divisions and companies.

Operations
Our principal executive offices are located in Delray Beach, Florida. We also have centers of operation in California, Missouri, Ohio, Utah, and West Bengal, India. We intend to procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.
Our leadership team is comprised of industry experts and innovators with extensive healthcare, technology, and organizational knowledge. Our leaders have decades of experience founding, building and successfully scaling private and public companies. Our Board of Directors is co-chaired by UpHealth co-founders Dr. Chirinjeev Kathuria and Dr. Avi Katz. We are led by CEO Ramesh Balakrishnan. Our Integrated Care Management, Virtual Care Infrastructure, and Services capabilities will continue to be led by the executive officers of the businesses that comprise them. Key corporate services such as finance, human resources, sales, marketing and research and development are aligned under our executive team.
As of December 31, 2021, (a) UpHealth corporate had 20 full-time employees and 1 contractor; (b) Cloudbreak had 367 employees, including 157 full-time employees, and 210 contractors; (c) Innovations Group had 115 employees, including 92 full-time employees, and no contractors; (d) TTC Healthcare had 282 employees, including 254 full-time employees, and 9 contractors; (e) Glocal had 821 employees, including 256 full-time employees, and 565 contractors; (f) Thrasys had 53 employees, including 51 full-time employees, and 2 contractors; and (g) BHS had 88 employees, including 52 full-time employees, and 36 contractors.
Key Performance Indicators
As a digital health technology and tech-enabled services company, we measure several key performance indicators across our platform related to adoption and utilization by users. We believe that the following key performance indicators (“KPIs”) will impact our ability to improve the health of patients and help to inform how we manage operations:
•Number of lives
Our mission is to transform care delivery and support healthier individuals and communities. We believe that our digital health technology and tech-enabled services support this mission by empowering providers to deliver coordinated, personalized, affordable, and effective care globally to improve health outcomes. The number of lives served globally helps to assess our performance managing to that mission as well as our potential impact on the broader healthcare market. As of December 31, 2021, UpHealth, Inc. had approximately 8 million lives served in integrated care management in the United States.
•Number of care venues
We believe that the number of care venues using our platform globally is an indicator of future revenue growth because we derive meaningful revenue from consultation, diagnostic, and medication dispensing fees, as well as device utilization in the care venues we serve. These venues also provide a base footprint unto which we can provide other products and services across our platform. A care venue represents a distinct physical location of a medical care site, hospital, or health system. As of December 31, 2021, UpHealth, Inc. had approximately 2,363 distinct care venues globally.
•Number of encounters
Because our service and utilization revenue will generally increase with the number of consultations, we believe the number of global (domestic and internationally) consultations provides investors with useful information on period-to-period performance as evaluated by management, and comparison with our past financial performance. We define core consultations as encounters as patients and provider utilizing our core services, including digital encounter teleconsultations and onsite consultations. MedQuest Pharmacy filled an average of approximately 971 prescriptions per day in 2021. Over the last five years, MedQuest Pharmacy has filled prescriptions for over 5,000 prescribers and over 65,000 patients. As a valued partner to prescribers, we believe both measures provide good insight into the level of penetration into the prescriber community. As of December 31, 2021, UpHealth, Inc. had approximately 2.7 million consultations globally.
We believe our operational performance will drive our financial results, which will be evaluated at the corporate and divisional level. Our key financial metrics to which we manage include revenue, gross margin, and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”). As we expand our role as a partner for key stakeholders in the practice of digital health, we anticipate developing a set of shared performance indicators, such as impact on total cost of care, functional health of members and targeted populations, and satisfaction level of the care experience by providers, customers, and payors.
Growth Opportunities
UpHealth, Inc. has proven solutions with significant revenue and customer momentum, as well as numerous opportunities to achieve synergistic growth. Leading this transformational effort is an executive team with world class academic and operational pedigrees, confident in its ability to lead change at the forefront of healthcare delivery. In addition to executing on the organic growth initiatives of each of the business lines, there are numerous synergistic opportunities ongoing, as well as de novo product launches planned near-term.
Below are the levers through which we believe UpHealth will accelerate growth of the platform:
•Implement Executed/Signed Contracts. The companies that make up the Virtual Care Infrastructure and Integrated Care Management lines have won meaningful contracts in 2021 and are expected to drive substantial new revenue in 2022 and beyond. Internationally, Glocal has won significant contracts in Madhya Pradesh (India), which are expected to drive revenue growth between 2022 and 2023. Domestically, Cloudbreak continued to expand its reach across U.S. health systems, with recent large wins at Yale New Haven Health, RWJ Barnabas, and Ascension Health, resulting in approximately $10 million in annualized bookings. Our Integrated Care Management business, which signs initial multi-year contract terms with recurring revenue, covered 8 million lives in 2021.
•Drive New Bookings. The Virtual Care Infrastructure and Integrated Care Management segments are involved in late-stage negotiations with health systems and government ministries to expand both domestically and internationally. We will continue to pursue these opportunities and leverage the strength and breadth of our combined platform to drive continued bookings growth. Additionally, several of our businesses have historically scaled conservatively and profitably, with minimal investment in sales and marketing. As a combined entity, we expect to meaningfully increase our investment in our go-to-market functions to capitalize on both synergies across the platform, as well as take advantage of the accelerated adoption of telehealth services.
•Explore Synergistic Opportunities with Existing Clients. UpHealth provides a suite of products across the continuum of care for any entity managing complex patient populations. This enables UpHealth to become a strategic partner for health systems, government entities, and plans, providing services from integrated care management to digital pharmacy capabilities. We are positioned to offer the market a unique, multifaceted and integrated approach to technologies, processes, and services spanning the continuum of care, which creates numerous synergy opportunities across our businesses. As a customer uses UpHealth’s available solutions, the platform will be able to further utilize its growing network and dataset to help provide even better care to a greater population. For example, our care management, behavioral health, and digital pharmacy operations now have the opportunity to leverage the 2,300+ U.S. healthcare venues that are currently utilizing our domestic telehealth services.
•Product, Service and Partner Expansion. Innovation leading to new products and services are continuously and intentionally planned. In 2022, MedQuest Pharmacy’s full-service compounding and retail Digital Pharmacy plans to add new lines of specialty focus, such as dermatology, and Medical Horizons launched NUTRAscriptivesTM, an e-commerce platform to allow providers to sell Medical Horizons’ nutraceutical supplements line to their patients.

Additionally, our behavioral health platform plans to expand telepsychiatry services in conjunction with Cloudbreak by leveraging Cloudbreak’s relationships with over 2,300 care venues. Innovative features of our international telemedicine digital dispensary and AI-guided-evidence-based care solution will be reengineered to enable introduction into U.S. and other developed international markets. Cloudbreak will continue to roll out specific teleconsultation applications beyond telepsychiatry and telestroke. Each of these initiatives are expected to provide meaningful revenue opportunities.
•Strategic Acquisition. We will investigate supplementing our organic growth strategy with select acquisitions to increase market share across our current capabilities, accelerate entry into new capabilities, and expand offerings into new end markets. We plan to be opportunistic with respect to building our existing capabilities within the three core markets and channels. We will continue to selectively evaluate and, where strategically appropriate, pursue acquisition opportunities that are complementary.
Competition
The markets in which we participate are highly competitive, with increasing competition from new entrants and expansion by existing competitors. We view our competitors as companies that currently, or in the future will, (i) develop and market digital health technology (devices and systems) or (ii) provide telehealth and expert medical services, such as the delivery of on-demand access to healthcare. Competition for developing and marketing digital health technology and the provision of telehealth focuses on, among other factors, technology, breadth and depth of functionality, range of associated care delivery services, operational experience, customer support, size of customer base, and reputation. As we have indicated, our platform operates across three major markets (Integrated Care Management, Virtual Care Infrastructure, and Services) and our key competitors span those markets. Key competitors in the integrated care management sector include Innovaccer, Arcadia, Cerner, and Health Catalyst. Key competitors in the provision of telehealth and expert medical services include One Medical, CVS, LifeStance Health, Amwell, Teladoc Health, and Language Line Solutions. Key competitors in the Services sector include MDLive, Ontrak, and K Health.
In the health system market, electronic health record (“EHR”) companies could be considered competitors, but many have chosen to partner with the U.S.-based telehealth offering by Cloudbreak and integrate Cloudbreak’s capabilities into their own products. Competition also comes from large communications software companies who offer an entry-level priced and simplified offering for telehealth. Newer competitors include companies who provide asynchronous chat communications. Competition may also increase from large technology companies that may wish to develop their own telehealth solutions, as well as from large retailers that seek to digitize their healthcare integrated offerings. With the emergence of COVID-19, we have also seen increased competition from consumer-grade video solutions. We believe that the breadth of our existing and planned client ecosystem, the depth of our technology platform, and our business-to-business focus on promoting existing healthcare brands and integrating freely with multiple platforms increases the likelihood that stakeholders seeking to develop telehealth solutions will choose instead to collaborate with us.

We expect to face intensifying competition from existing competitors in our particular capabilities, platforms looking to broaden their services offerings, and new entrants that introduce digital health services and software platforms or other technology. We currently face competition from a range of point solutions, including specialized software providers that are continuing to more deeply integrate their technology with care delivery services. In addition, large, well-financed healthcare providers have in some cases developed their own telemedicine services and technologies and may provide these solutions to their patients at discounted prices.
The principal competitive factors upon which we compete include:
•consumer/provider/patient user acceptance, satisfaction, and utilization;
•continuous innovation of technologies and services, including an integrated platform that unifies the users’ experiences;
•effectively building a brand and reputation;
•building interoperable platforms that can connect with legacy enterprise and integrated care network infrastructures;
•integrating into the workflows and processes of providers, payors, and government entities;
•reducing care delivery costs across multiple stakeholders;
•enabling a suite of digital health tools from within existing customer workflows;
•depth of expertise in care delivery of varying acuity, technology, sales and service;
•scalability of our business models; and
•operational execution abilities.
We believe that we are uniquely positioned on the basis of these factors and that the offerings of competitors do not comprehensively address the needs of our key stakeholders across our key markets, or fail to do so at scale.
Competitive Advantage
We bring a set of attributes to market that we believe will continue to differentiate us across our major stakeholders and end markets. While there have been a number of recent innovations across one-off point solutions aimed at solving specific pain points, we believe they tend to lack a comprehensive approach to addressing broad challenges across the care continuum, and thus fail to fully solve healthcare disparities for all stakeholders. What is required is a combination of innovative technologies and technology-enabled services that are integrated within the workflows and core operating systems of payors, providers, and patients. We believe that the digital health platforms that thrive long term will be those that enable a hybrid model of care delivery, enhancing onsite care settings with an integrated digital infrastructure that provides virtual care access and engagement while also coordinating and connecting both community and clinical care teams within defined populations.
An Integrated Global Digital Health Platform Addressing Critical Market Needs
We will operate in the healthcare landscape across three large and high growth digital healthcare markets, providing a comprehensive care hub across multiple care settings. We aim to reshape healthcare delivery through integrated offerings that unite the healthcare ecosystem, enabling the “practice” of digital health. Together, these advancements are leading to a convergence of people, information, technology, and connectivity that improve healthcare and health outcomes through a more coordinated, data-driven, and personalized care experience. We seek to deliver on our vision of providing a guided care experience for patients and providers that is frictionless, engaging, and easy to use.
As we work to successfully integrate our platform, we believe our combined set of services and capabilities will address many needs for patients, health systems and payors currently unmet by legacy point solutions. We believe patients will value a more holistic, convenient care experience, as well as their entire care story in one place, enabling whole-person care. Health systems are presented with the entire picture of care coordination across the system, including the entire ecosystem of post-acute and socially, enabling team-based care. Payors will realize a comprehensive suite of digital services and a bridge platform between their claims processing systems and the broader ecosystem, providing the connectivity and intelligence needed for effective management of members’ costs and outcomes.

Care team
Patient
Services
Integrated Care Platform
Integrate information, analyze data, coordinate teams
manage health to improve outcomes, costs, and quality
Existing Infrastructure and Systems
Virtual Care Infrastructure
End-points, hubs, clinics

We will simplify how providers care for patients, putting a full care continuum at their fingertips 24/7, and enabling local healthcare systems to build their integrated digital health strategy from a single point of entry like an iPad or personal phone. Our partners/customers are at different points on the spectrum of digital transformation and we meet them where they are on their transformation journey, paying particular attention to reshaping existing workflows internally and across multiple stakeholders. We believe this experience can only be provided seamlessly via integrated, coordinated care teams that rely on AI data-driven analytics and support.
Expansive Reach across Domestic and International Markets
We are a global company, doing business in several geographies. As a result, we are not overexposed to the risks associated with any one country. Our roots are strong in North America, with our international base in India allowing us to opportunistically target other high-growth areas internationally.
Domestically, we have an expansive reach across more than 2,300 health care venues spanning the U.S. Our Integrated Care Management capabilities also provide a platform with advanced analytics and data insights for health plans, health systems (such as L.A. Care and Alameda County), government agencies, and community organizations across the U.S. Meanwhile, MedQuest Pharmacy is licensed to ship to all 50 U.S. states and the District of Columbia and has cultivated considerable relationships with members of U.S. Congress as a leading voice for the compounded pharmaceutical industry. The overall platform has significant domestic reach across many facets of the U.S. healthcare industry.
Internationally, our global Virtual Care Infrastructure capabilities are expanding rapidly, especially in India. Glocal’s modular approach to primary care delivery in vulnerable communities in both rural and urban settings has driven strong interest from national health ministries and other organizations responsible for the care of populations which have historically been underserved. Leveraging our global footprint and technology base, we can continue to spread knowledge and insights gained in one area to our entire network, enabling more effective care in all parts of the world.

Below illustrates our reach across health systems, health plans and government ministries:
A Diverse Management Team of Industry Leaders
Our management team is uniquely comprised of entrepreneurs and founders of UpHealth companies, who have dedicated their lives to solving specific healthcare issues in the world today. We believe that this diverse group of leaders is distinctively equipped to lead the movement in reshaping care delivery to the “practice” of digital health which can improve global healthcare delivery. Continuous innovation, effective operations at scale, and deep industry and technical knowledge combine to bring to life our vision of healthcare better for all.
Research and Development
Our ability to continue to differentiate and enhance our platform depends, in large part, on our capacity to continue to introduce new services, technologies, features, and functionality. Our founders, as well as our executives and various employees, have significant involvement in the development of new products. In addition, we utilize certain third-party development services to perform application development. We focus our research and development spend on developing new products and further enhancing the usability, functionality, reliability, performance, and flexibility of our existing platform and products.
Facilities
Our principal executive offices, which we lease, are located at 14000 S. Military Trail, Suite 203, Delray Beach, Florida 33484. We also have centers of operation in California, Ohio, Missouri, Utah, and West Bengal, India. With the exception of certain properties in India that are owned by Glocal, we lease all of our properties. We may procure additional space as we add employees and expand geographically. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.
U.S. Government Regulation
Our existing and planned operations are subject to comprehensive U.S. federal, state and local and international regulation in the jurisdictions in which we do business. Our ability to operate profitably will depend in part upon our ability, and that of our affiliated providers, to maintain all necessary licenses and to operate in compliance with applicable laws and rules. Those laws and regulations continue to evolve, and we therefore devote significant resources to monitoring developments in healthcare, data privacy and security, and medical practice laws and regulations. As the applicable laws and rules change, we are likely to make conforming modifications in our business processes from time to time. In some jurisdictions where we operate, neither our current nor our anticipated business model has been the subject of formal judicial or administrative interpretation. We cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

In response to the COVID-19 pandemic, state and federal regulatory authorities loosened or removed a number of regulatory requirements in order to increase the availability and accessibility of telehealth services. For example, many state governors issued executive orders permitting out-of-state physicians and other health care professionals to practice in their state without any additional licensure or by using a temporary, expedited, or abbreviated licensure process, so long as they hold a valid license in another state. In addition, changes were made to the Medicare and Medicaid programs (through waivers and other regulatory authority) to increase access to telehealth services by, among other things, expanding coverage for telehealth services, removing geographic restrictions and originating site requirements, permitting the waiver of patient copayment responsibilities that may hinder access, allowing reimbursement for services performed by out-of-state providers, waiving federal responsibilities that may hinder access, waiving federal restrictions on the prescribing of controlled substances via telehealth, and eliminating prior authorization requirements. It is uncertain whether these COVID-19 related regulatory changes will remain in effect beyond the current public health emergency. However, there have been several developments that suggest at least some of the temporary measures may be extended, including an August 2020 executive order issued by President Trump and the Calendar Year 2021 Physician Fee Schedule Final Rule issued by the Centers for Medicare and Medicaid Services in December 2020. The executive order instructed the Department of Health and Human Services to review the temporary telehealth measures, particularly with respect to patients in rural areas, and propose extensions. Additionally, the executive order instructed the HHS to review recommendations made by the Taskforce on Telehealth Policy, which, among other things, recommended eliminating unnecessary restrictions on telehealth across state lines, lifting restrictions on originating sites, and allowing telehealth for various types of clinicians and conditions. The Calendar Year 2021 Physician Fee Schedule Final Rule added more than 60 services to the Medicare telehealth list that will continue to be covered beyond the end of the current public health emergency (“PHE”) period.
Coverage for telehealth services by commercial payors vary, depending on the individual plan. We believe that a return to the status quo would not have a material negative impact on any commercial agreements we have entered into during 2020 or 2021. Each of these agreements has a defined term and virtually none allow for immediate termination for convenience by the customer in question. For many health care companies engaging in telehealth, the most significant potential concern about returning to the status quo is reinstatement of certain Medicare rules and restrictions that limit reimbursement for telehealth visits provided to Medicare beneficiaries, such as limitations on the types of services covered and restricting telehealth coverage and reimbursement to only certain patients in rural areas. Significantly, CMS added certain services to the permanent Medicare telehealth list to be reimbursed beyond the end of the PHE. However, permanent Medicare telehealth reimbursement beyond the PHE is limited to beneficiaries in rural areas located in a medical facility. Though COVID-19 waivers temporarily removed the rural and originating site limitations, CMS does not have statutory authority to pay for telehealth to beneficiaries outside of rural areas or to beneficiaries located in their homes (with some exceptions). Thus, for telehealth reimbursement to expand to non-rural beneficiaries beyond the PHE, legislative intervention would be needed to permanently expand telehealth reimbursement.
Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines
The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals, and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, mitigating potential conflicts of interests, operating policies and procedures, and the prerequisites for the prescription of medication and ordering of tests. The application of some of these laws to telehealth is unclear, evolving, and subject to differing interpretation. Many states have specific statutes and regulations addressing provision of medical care via telehealth modalities and requirements that must be met to do so. Generally, the services provided must fall within the scope of practice for the licensed professional per the particular state’s board licensing rules and regulations, the same standard of care needs to be met as required for in-person care, and physicians must obtain informed consent from patients to the care provided and the virtual setting.
Physicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. We have established systems for ensuring that our affiliated physicians are appropriately licensed under applicable state law and that their provision of telehealth to our clients occurs in each instance in compliance with applicable rules governing state licensing requirements. Failure to comply with these laws and regulations could result in licensure actions against the physicians, our services being found to be non-reimbursable by payors, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties.
Generally, physicians providing services through telehealth must also use HIPAA-compliant technology. During the PHE, the Office of Civil Rights (“OCR”) is using discretion in collecting penalties for good faith use of telehealth, even if the services are not provided through a HIPAA-compliant secure platform. Thus, HIPAA compliance as related to the telehealth platform is less of a concern during the PHE but will be required long-term. Certain types of technology, such as audio-video synchronous technology, may be required for compliance with state laws and reimbursement depending on the type of service and the payor.

Pharmacy Laws and Regulations
MedQuest Pharmacy’s pharmacy business is subject to extensive federal, state, and local regulation. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and other healthcare professionals; packaging, storing, distributing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Food and Drug Administration (the “FDA”) , state boards of pharmacy, the U.S. Consumer Product Safety Commission and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The United States Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations.
Corporate Practice of Medicine Laws in the U.S.; Fee Splitting
The companies that are now part of UpHealth contract with physicians or physician-owned professional associations and professional corporations to provide them and their patients with access to our platform. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities that may be performed by unlicensed individuals or entities and perceived as impacting the clinical decision-making of licensed professionals such as scheduling, policy and procedure development, contracting, setting rates and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine. Similarly, certain compensation arrangements between licensed professionals and unlicensed individuals and entities can implicate state fee-splitting prohibitions, which prohibit providers from sharing a portion of their professional fees collected with third parties.
State corporate practice of medicine and fee splitting laws and rules vary from state to state and are not always consistent across states. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.
U.S. Federal and State Fraud and Abuse Laws
Federal Stark Law
We are subject to the federal Physician Self-Referral Law, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare or Medicaid patients for “designated health services” such as laboratory and radiology services that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $25,820 per claim submitted and exclusion from the federal health care programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (described below). The statute also provides for a penalty of up to $172,137 for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various healthcare fraud and abuse statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.
Federal Anti-Kickback Statute
We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is a broadly worded, intent-based federal criminal statute that prohibits the knowing and willful offer, payment, provision, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind, in return for, or to induce, (i) the referral of a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal health care programs or (ii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal health care programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $104,330 for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines of more than $100,000 and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in the federal health care programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. However, the failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute.
Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws (described below).
Federal False Claims Act
Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act, which imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal health care program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Federal False Claims Act actions can be initiated not only by the government but also through civil whistleblower or qui tam lawsuits. Penalties for False Claims Act violations include fines ranging from $11,665 to $23,331 for each false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from federal health care programs. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.
Foreign and State Fraud and Abuse Laws
There are state and foreign law equivalents of the above federal laws, such as the federal Anti-Kickback Statute and the federal False Claims Act. The scope of these laws and the interpretations of them vary by jurisdiction and are enforced by local courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any third party payor, including commercial insurers or to any payor, including to funds paid out of pocket by a patient. A determination of liability under such state fraud and abuse laws could result in fines and penalties and restrictions on our ability to operate in these jurisdictions.

Other Healthcare Laws
HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from federal health care programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement or representations, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund a known overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with federal health care programs.
In addition, the federal Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to the federal health care programs and employing or contracting with individuals or entities who are excluded from participation in the federal health care programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,866 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the federal Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. Although this prohibition applies only to federal health care program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.
U.S. State and Federal Health Information Privacy and Security Laws
There are numerous U.S. federal and state laws and regulations related to the privacy and security of PII, including health information. In particular, HIPAA establishes privacy and security standards that limit the use and disclosure of PHI, and require the implementation of administrative, physical, and technical safeguards to ensure the confidentiality, integrity and availability of PHI in electronic form. Our health system clients, and our health plan clients are all regulated as covered entities under HIPAA. We are a business associate of our covered entity clients when we are working on behalf of our covered entity clients including our affiliated medical groups and also when we are providing technology services to those clients via our telehealth platform.
As a business associate, we are also directly regulated by HIPAA and are required to provide satisfactory written assurances to our covered entity clients through written business associate agreements that we will provide our services in accordance with HIPAA. Failure to comply with these contractual agreements could lead to loss of clients, contractual liability to our clients, and direct action by HHS, including monetary penalties. Violations of HIPAA may result in civil and criminal penalties. The civil penalties include civil monetary penalties of up to $59,552 per violation, not to exceed approximately $1,800,000 for violations of the same standard in a single calendar year (as of 2020, and subject to periodic adjustments for inflation), and in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. However, a single breach incident can result in violations of multiple standards. Under the breach notification rule, covered entities must notify affected individuals without unreasonable delay in the case of a breach of unsecured PHI, which may compromise the privacy, security or integrity of the PHI. In addition, notification must be provided to HHS and the local media in cases where a breach affects more than 500 individuals. Breaches affecting fewer than 500 individuals must be reported to HHS on an annual basis. HIPAA also requires a business associate to notify its covered entity clients of breaches by the business associate.
State attorneys general also have the right to prosecute HIPAA violations committed against residents of their states. While HIPAA does not create a private right of action that would allow individuals to sue in civil court for a HIPAA violation, its standards have been used as the basis for the duty of care in state civil suits, such as those for negligence or recklessness in misusing personal information. In addition, HIPAA mandates that HHS conduct periodic compliance audits of HIPAA covered entities and their business associates for compliance. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator. In light of the HIPAA Omnibus Final Rule, recent enforcement activity, and statements from HHS, we expect increased federal and state HIPAA privacy and security enforcement efforts.
HIPAA also required HHS to adopt national standards for electronic transactions that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. On January 16, 2009, HHS released the final rule mandating that everyone covered by HIPAA must implement ICD-10 for medical coding on October 1, 2013, which was subsequently extended to October 1, 2015 and is now in effect.
Many states in which we operate and in which our patients reside also have laws that protect the privacy and security of sensitive and personal information, including health information. These laws may be similar to or even more protective than HIPAA and other federal privacy laws. For example, the laws of the State of California, in which we operate, are more restrictive than HIPAA. Where state laws are more protective than HIPAA, we must comply with the state laws we are subject to, in addition to HIPAA. In certain cases, it may be necessary to modify our planned operations and procedures to comply with these more stringent state laws. Not only may some of these state laws impose fines and penalties upon violators, but, unlike HIPAA, some may afford private rights of action to individuals who believe their personal information has been misused. In addition, state laws are changing rapidly, and there is discussion of a new federal privacy law or federal breach notification law, to which we may be subject.
In addition to HIPAA and state health information privacy laws, we may be subject to other state and federal privacy laws, including laws that prohibit unfair privacy and security acts or practices and deceptive statements about privacy and security and laws that place specific requirements on certain types of activities, such as data security and texting. The FTC and states’ attorneys general have brought enforcement actions and prosecuted some data breach cases as unfair and/or deceptive acts or practices under the FTC Act and similar state laws. FTC jurisdiction in data privacy and security cases is concurrent with the Office of Civil Rights’ jurisdiction with respect to HIPAA.
In recent years, there have been a number of well publicized data breaches involving the improper use and disclosure of PII and PHI. Many states have responded to these incidents by enacting laws requiring holders of personal information to maintain safeguards and to take certain actions in response to a data breach, such as providing prompt notification of the breach to affected individuals and state officials and provide credit monitoring services and/or other relevant services to impacted individuals. In addition, under HIPAA and pursuant to the related contracts that we enter into with our clients who are covered entities, we must report breaches of unsecured PHI to our clients following discovery of the breach. Notification must also be made in certain circumstances to affected individuals, federal authorities and others.
International Regulation
Our international operations are subject to different, and sometimes more stringent, legal and regulatory requirements, which vary widely by jurisdiction, including anti-corruption laws; economic sanctions laws; various privacy, insurance, tax, tariff and trade laws and regulations; corporate governance, privacy, data protection (including the EU’s General Data Protection Regulation which became effective in May 2018 across the EU, which would be applicable if we expand our operations into the EU), data mining, data transfer, labor and employment, intellectual property, consumer protection and investment laws and regulations; discriminatory licensing procedures; required localization of records and funds; and limitations on dividends and repatriation of capital. In addition, the expansion of our operations into foreign countries increases our exposure to the anti-bribery, anti-corruption and anti-money laundering provisions of U.S. law, including the FCPA, and corresponding foreign laws, including the UK Bribery Act.
The FCPA prohibits offering, promising or authorizing others to give anything of value to a foreign government official to obtain or retain business or otherwise secure a business advantage. We also are subject to applicable anti-corruption laws of the jurisdictions in which we operate. Violations of the FCPA and other anti-corruption laws may result in severe criminal and civil sanctions as well as other penalties, and the SEC and the DOJ have increased their enforcement activities with respect to the FCPA. The UK Bribery Act is an anti-corruption law that is broader in scope than the FCPA and applies to all companies with a nexus to the United Kingdom. Disclosures of FCPA violations may be shared with the UK authorities, thus potentially exposing companies to liability and potential penalties in multiple jurisdictions. We have internal control policies and procedures and conduct training and compliance programs for our employees to deter prohibited practices. However, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations, prosecutions and other legal proceedings and actions which could result in civil penalties, administrative remedies and criminal sanctions.

We also are subject to regulation by the Office of Foreign Assets Control (“OFAC”). OFAC administers and enforces economic and trade sanctions based on U.S. foreign policy and national security goals against targeted foreign countries and regimes, terrorists, international narcotics traffickers, those engaged in activities related to the proliferation of weapons of mass destruction, and other threats to the national security, foreign policy or economy of the United States. In addition, we may be subject to similar regulations in the non-U.S. jurisdictions in which we operate.
The healthcare industry in India is subject to laws, rules and regulations in the regions where we conduct our business or in which we intend to expand our operations. Given our digital health centers are situated at multiple locations, we are subject to various and extensive local law, rules and regulations relating, among other things, to the setting up and operation of private medical care establishments. Health and safety laws and regulations in India are becoming increasingly stringent in the recent years, and it is possible that they will become significantly more stringent in the future. India is also in the process of and has certain legislation pending regarding increased data privacy.
Intellectual Property
We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in several jurisdictions. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. These licenses are standard licenses for common, easily replaceable commercial infrastructure. We require our employees, consultants and certain of our contractors to execute confidentiality, agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.
Glocal may file for patents in India in the future. We do not currently consider any of these patents used in our business to be material to our business. No other subsidiaries have any existing or planned patents. We may continue to submit patent applications for new inventions and ideas we develop as well as monitor competitors in an effort to protect our intellectual property.
From time to time, we may become involved in legal proceedings relating to intellectual property arising in the ordinary course of our business, including oppositions to our applications for trademarks or patents, challenges to the validity of our intellectual property rights, and claims of intellectual property infringement. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.
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
Where You Can Find Additional Information
We are subject to reporting obligations under the Exchange Act, including the requirement that we file annual, quarterly and current event reports, proxy statements and other information with the SEC. You can read our SEC filings over the Internet at our website at https://uphealthinc.com/ and the SEC’s website at www.sec.gov. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC’s website.
Glossary of Terms
•Chronic care: providing or concerned with long-term medical care lasting usually more than 90 days especially for individuals with chronic physical or mental impairment
•Compounded pharmacy: process used to create custom medications from base ingredients for patients
•Dermatoscope: facilitates the visualization of subsurface skin structures that are not visible to the unaided eye

•Differential diagnosis: process wherein a doctor differentiates between two or more conditions that could be behind a person’s symptoms
•Digital healthcare: use of information and communications technologies in medicine and other health professions to manage illnesses and health risks and to promote wellness
•Evidence-based care: is the conscientious use of current best evidence in making decisions about the care of individual patients or the delivery of health services
•FCM: Foundation for Care Management
•Fetal doppler: hand-held ultrasound transducer used to detect the fetal heartbeat for prenatal care
•FTC: Federal Trade Commission
•HIPAA-compliant: medical processes in alignment with the Health Insurance Portability and Accountability Act of 1996 (HIPAA)
•Integrated care: Collaboration between health professionals to provide complete treatment to patients and improve overall well-being.
•Laryngoscope: medical device used to obtain a view of the larynx, a part of the throat
•Manufactured pharmacy: process used to formulate and create commercially-available drugs
•Nasalscope: medical device used to look at the nasal and sinus passages
•Otoscope: an instrument fitted with lighting and magnifying lens systems and used to facilitate visual examination of the auditory canal and eardrum
•Population health management: refers to the process of improving clinical health outcomes of a defined group of individuals through improved care coordination and patient engagement supported by appropriate financial and care models
•Post-acute: includes rehabilitation or palliative services that beneficiaries receive after, or in some cases instead of, a stay in an acute care hospital. Depending on the intensity of care the patient requires, treatment may include a stay in a facility, ongoing outpatient therapy, or care provided at home
•Primary care: care provided by physicians specifically trained for and skilled in comprehensive first contact and continuing care for persons with any undiagnosed sign, symptom, or health concern
•Specialty consultations: allow a primary care physician to get information from specialists to improve the care of the patient
•TeleCRM: automated customer relationship management
•Telehealth: the use of electronic information and telecommunications technologies to support and promote long-distance clinical health care, patient and professional health-related education, public health and health administration.
•Tele-ICU: the use of health information exchanged from a hospital critical care unit to another site via electronic communications
•Telemedicine: Telemedicine is the practice of medicine using technology to deliver care at a distance
•Telepsychiatry: a subset of telemedicine, involves providing a range of services including psychiatric evaluations, therapy (individual therapy, group therapy, family therapy), patient education and medication management
•Telesitting: new class of clinical monitoring technologies that track patient activity and notify staff of any concerns or emergency situations
•Telestroke: doctors who have advanced training in treating strokes can use technology to treat people who have had strokes in another location
•Thrombolysis: also known as thrombolytic therapy, is a treatment to dissolve dangerous clots in blood vessels, improve blood flow, and prevent damage to tissues and organs
Item 1A.    Risk Factors
An investment in our securities involves a high degree of risk. The risk factors summarized below could materially harm the business, cash flows, financial condition and results of operations of the Company, impair our future prospects and/or cause the price of our Common Stock to decline. These risk factors are discussed more fully below in the section below. These risk factors are not exhaustive. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•Our limited operating history as a combined company makes it difficult to evaluate our current business and future prospects;
•The impact of health epidemics, including the COVID-19 pandemic, on our business, financial condition, growth and the actions we may take in response thereto;
•The high degree of uncertainty of the level of demand for and market utilization of our solutions;
•Substantial regulation and the potential for unfavorable changes to, or failure by us to comply with, these regulations, which could substantially harm our business and operating results;
•Our dependency upon third-party service providers for certain technologies;
•Increases in costs, disruption of supply or shortage of materials, which could harm our business;
•Developments and projections relating to our competitors and industry;
•The unavailability, reduction or elimination of government and economic incentives, which could have a material adverse effect on our business, prospects, financial condition and operating results;
•Our management team’s limited experience managing a public company;
•The possibility of our need to defend ourselves against fines, penalties and injunctions if we are determined to be promoting products for unapproved uses;
•Concentration of ownership among our existing executive officers, directors and their respective affiliates, which may prevent new investors from influencing significant corporate decisions;
•The lack of assurance that the combined company will be able to comply with the continued listing standards of the NYSE;
•If the benefits of the Business Combinations do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline;
•The risk that the Business Combinations disrupt current plans and operations of our business as a result of the announcement and consummation of the transactions described herein; and
•Following the consummation of the Business Combinations, the post-combination company’s significant increased expenses and administrative burdens as a public company, which could have an adverse effect on its business, financial condition and results of operations.

Risks Relating to UpHealth’s Business and Industry

Our limited operating history as a combined company and evolving business make it difficult to evaluate our current business and future prospects and increases the risk of your investment.

Our limited operating history and rapidly evolving business make it difficult to evaluate our current business, future prospects and plan for growth. UpHealth Holdings began offering products and services as a combined entity late in 2020. UpHealth offers products and services as a combined entity following the consummation of the Business Combinations. We will continue to encounter significant risks and uncertainties frequently experienced by growing companies in rapidly changing and heavily regulated industries, such as attracting new customers, users and healthcare providers to our platform; retaining customers and encouraging them to utilize new offerings that we make available; competition from other companies; hiring, integrating, training and retaining skilled personnel; verifying the identity of customers, users and credentials of providers serving our customers; developing new solutions; determining prices for our solutions; unforeseen expenses; challenges in forecasting accuracy; and new or adverse regulatory developments affecting the use of digital health, pharmaceutical products, diagnostics, technology platforms or other aspects of the healthcare industry. Additional risks include our ability to effectively manage growth and process, and to store, protect, and use personal data in compliance with governmental regulations, contractual obligations and other legal obligations related to privacy and security. Further, because we depend, in part, on market acceptance of our newer and future services, it is difficult to evaluate trends that may affect our business and whether our expansion will be profitable. If we have difficulty launching new solutions, our reputation may be harmed and our business, financial condition and results of operations may be adversely affected. If our assumptions regarding these and other similar risks and uncertainties that relate to our business, which we use to plan our business, are incorrect or change as we gain more experience operating our platform or expand into the treatment of new conditions, or if we do not address these challenges successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

It remains unclear how the ongoing coronavirus (COVID-19) pandemic may impact our business, financial condition, results of operations and growth.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, leading to an economic downturn and increased market volatility. The duration and severity of this pandemic is unknown and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control making it difficult for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.

Continued shelter-in-place, quarantine, hospital requisitions, or related measures to combat the spread of COVID-19 or any variants thereof, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, could harm our results of operations and revenue, business and financial condition. These measures and practices have resulted in temporary closures of some of our offices, the offices and practices of our customers, and may also result in delays in entry into new markets and expansion in existing markets. In addition, customers who utilize our services or products in connection with in-office healthcare procedures, as well as our businesses that provide in-office healthcare procedures, may experience a loss in revenue associated with such measures and practices, potentially negatively impacting their ability or willingness to pay us. In addition, due to the shelter-in-place orders across the globe, several of our businesses have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations. Generally, we have seen our businesses rebound from an initial negative impact at the start of the pandemic. However, given the unpredictable nature of the COVID-19 pandemic, we may in the future experience additional negative impacts on our operations, revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, causing staffing shortages, or increasing capital expenditures due to the need to buy incremental hardware.

Healthcare organizations around the world have faced and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of patients with COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19 and to focus limited resources and personnel capacity toward the treatment of patients with COVID-19. These measures may divert patients away from our businesses that provide products and services direct to consumers and from procedures in healthcare facilities that utilize our products and services, which could harm our results of operations and revenue.

Our continued access to sources of liquidity also depend on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There is no guarantee that debt or equity financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.

The COVID-19 pandemic has increased interest in and customer use of digital health solutions. We cannot guarantee that this increased interest or usage will continue after the pandemic has subsided.

Due to COVID-19, digital health has seen a steep increase in use across the healthcare industry, in part due to governmental waivers of statutory and regulatory restrictions that have historically limited how digital health may be used in delivering care in certain jurisdictions. We do not know if this relaxation of regulatory barriers resulting from COVID-19 will remain or for how long. There is renewed focus on digital health and the expanded use of digital health services and related technology among legislatures and regulators due to COVID-19, which could result in regulatory changes inconsistent with, or that place additional restrictions on, our current business model or operations in certain jurisdictions. If customer adoption of digital health generally, or our platform in particular, materially decreases as COVID-19 restrictions are lifted, or if COVID-19 results in regulatory changes that limit our current activities, our industry, business and results of operations will be adversely affected.

The level of demand for and market utilization of our solutions are subject to a high degree of uncertainty.

With respect to our digital health services, the market for digital health services and related technology is in the early stages of development and characterized by rapid change and volatility. As digital health specialty consultation workflows and related business drivers continue to evolve, the level of demand for and market utilization of our digital health services and platform remain subject to a high degree of uncertainty. Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our products and services and our ability to demonstrate the value of digital health to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries in our key digital health markets. If healthcare provider and payer organizations and government agencies and health ministries do not recognize or acknowledge the benefits of our digital health services or software platform or if we are unable to reduce healthcare costs or generate positive health outcomes, then the market for our solutions might not further develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns about our solutions or the digital health market as a whole could limit market acceptance of our solutions. If our customers do not perceive the benefits of our solutions, then our market may not develop at all, or it may develop more slowly than we expect. Achieving and maintaining market acceptance of our solutions could be negatively affected by many factors, including:
•the popularity, pricing and timing of digital health consultation services being launched and distributed by us and our competitors;
•general economic conditions, particularly economic conditions adversely affecting discretionary and reimbursable healthcare spending;
•federal and state policy initiatives impacting the need for and pricing of digital health services;
•changes in customer needs and preferences;
•the development of specialty care practice standards or industry norms applicable to digital health consultation services;
•the availability of other forms of medical and digital health assistance;
•lack of additional evidence or peer-reviewed publication of clinical evidence supporting the safety, ease-of-use, cost-savings or other perceived benefits of our solutions over competitive products or other currently available methodologies;
•perceived risks associated with the use of our solutions or similar products or technologies generally; and
•critical reviews and public tastes and preferences, all of which change rapidly and cannot be predicted.

In addition, our solutions may be perceived by our customers or potential customers to be more complicated or less effective than traditional approaches, and they may be unwilling to change their current healthcare practices. Healthcare providers are often slow to change their medical treatment practices for a variety of reasons, including perceived liability risks arising from the use of new products and services and the uncertainty of third-party reimbursement. Accordingly, healthcare providers may not recommend our solutions until there is sufficient evidence to convince them to alter their current approach. Any of these factors could adversely affect the demand for and market utilization of our solutions, which would have a material adverse effect on our business, financial condition and results of operations.

Our business could be adversely affected by legal challenges to our business model or by actions restricting our ability to provide the full range of our products and services in certain jurisdictions.

Our ability to conduct digital health services, medical services and pharmacy services in a particular jurisdiction is directly dependent upon the applicable laws governing remote healthcare, the practice of medicine, pharmacy licensure requirements and healthcare delivery in general in such location, which are subject to changing political, regulatory and other influences. With respect to digital health consult services, in the past, state medical boards have established rules or interpreted existing rules in a manner that has limited or restricted the ability to conduct business in accordance with a model utilized in other states or countries. Such actions could result in litigation and the suspension or modification of digital health consult operations in certain states or countries. The extent to which a jurisdiction considers particular actions or relationships to constitute practicing medicine is subject to change and to evolving interpretations by medical boards, state attorneys general and other regulatory or administrative bodies (both domestic and international), among others with broad discretion. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate, on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with such laws. Additionally, it is possible that the laws and rules governing the practice of medicine, including remote healthcare or pharmacy, in one or more jurisdictions may change in a manner that is detrimental to our business. If a successful legal challenge or an adverse change in the relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in the affected jurisdictions would be disrupted, which could have a material adverse effect on our business, financial condition and results of operations.

In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all.

The prior operations of our subsidiary companies consumed substantial amounts of cash since their respective inceptions. We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2021 and 2020, for all acquired or to be acquired subsidiaries, aggregate net cash (used in) provided by operating activities was $(62.8) million and $2.4 million, respectively.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, both organically and through acquisitions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of digital health. Accordingly, we may need to engage in additional equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our Common Stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, including as a result of the COVID-19 pandemic, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act and future stimulus legislation, if any. There can be no assurance as to the total amount and types of assistance we will receive or that we will be able to benefit from provisions intended to increase access resources and ease regulatory burdens for healthcare providers.

The Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was signed into law on March 27, 2020, provides a substantial stimulus and assistance package intended to address the impact of the COVID-19 pandemic, including tax relief and government loans, grants and investments. The legislation, as amended, provides for $175 billion in relief funds to hospitals and other healthcare providers on the front lines of the coronavirus response to support healthcare related expenses or lost revenue attributable to COVID-19 and to ensure uninsured Americans can get testing and treatment for COVID-19. As a result, BHS, a Missouri limited liability company and wholly-owned subsidiary of the Company, received payments from the Provider Relief Fund (“PRF”) of $0.2 million in 2020 and in January 2021, another subsidiary, TTC, a Delaware corporation and wholly-owned subsidiary of the Company, received PRF proceeds aggregating $0.5 million.

Payments from the PRF are intended to compensate healthcare providers for lost revenues and incremental healthcare related expenses attributable to coronavirus incurred in response to the COVID-19 pandemic. The Department of Health and Human Services (“HHS”) has stated that PRF payments are not loans and will not need to be repaid. However, as a condition to the receipt of funds, we and any other providers must agree to detailed sets of terms and conditions. HHS has indicated that the terms and conditions may be subject to ongoing changes and reporting. Additionally, HHS has issued a Post-Payment Notice of Reporting Requirements (“Reporting Requirements”) that outlines the process under which providers will report their use of payments from the PRF. To the extent HHS modifies the Reporting Requirements and terms and conditions, it may affect our ability to comply and may require the return of funds. As of December 31, 2021, BHS had used $0.1 million of the PRF funds and the remaining $0.1 million is recorded within current portion of long-term debt in the consolidated balance sheets as they have not met all of the terms and conditions and restrictions for the CARES Act relative to these funds. As of December 31, 2021, TTC had used all $0.5 million of the PRF funds under the terms and conditions and restrictions for the use of CARES Act PRF. In February 2022, BHS returned the remaining funds of $0.1 million to HHS.

Certain of our subsidiaries received economic stimulus under the CARES Act. If such funding is not forgiven and is required to be repaid pursuant to the terms of the CARES Act or related guidance, our business, results of operations, and financial condition may be materially and adversely affected.

Section 1102 of the CARES Act established the Paycheck Protection Program (“PPP”), which provided additional funding for small businesses, as defined by the Small Business Administration (“SBA”), to keep workers employed during the COVID-19 pandemic. In April 2020, three of our subsidiaries applied for and received PPP funding from various banks in the aggregate amount of $0.5 million, $1.0 million, and $1.9 million (representing five loan agreements), respectively. Proceeds can only be used for specified covered purposes including payroll, mortgage interest, rent and utilities in accordance with the CARES Act. Each of the PPP loans has a two-year term and bears interest at a rate of 1.0% per annum. To the extent proceeds are used for these covered purposes, some or all of the related principal balances may be forgiven. Each of the subsidiaries spent their respective proceeds on covered purposes. On October 2, 2020, the SBA issued a Procedural Notice with respect to PPP loans and changes of ownership. If required, each of the subsidiaries that borrowed PPP loans has notified or is in the process of notifying the PPP lenders of the change of ownership transaction and has provided the PPP lenders with a copy of the agreements or other documents that effectuated their acquisitions and the Business Combinations. Each subsidiary that borrowed PPP loans has completed the process of their forgiveness applications reflecting their respective use of all of their PPP loan proceeds and submitting the forgiveness applications, together with any supporting documentation, to the PPP lender; and taken other required actions. As of December 31, 2021, all PPP loans were forgiven. The forgiveness of each loan was recognized as a measurement period adjustment to goodwill during the year ended December 31, 2021.

We cannot provide assurance that the original principal and interest amounts under the respective PPP loans will be forgiven. If it is determined that any of the subsidiaries that borrowed PPP loans were ineligible to receive their respective PPP loan or determined that any of the subsidiaries that borrowed PPP loans did not comply with requirements after receiving their respective PPP loan, they may be required to repay their respective PPP loan in its entirety and/or be subject to additional penalties (potentially including civil and criminal fines and penalties) and adverse publicity, which could have a material adverse effect on our business, results of operations, and financial condition. Additionally, the SBA may audit any PPP loan, as appropriate. Should any of the subsidiaries that borrowed PPP loans be audited or reviewed by federal or state regulatory authorities, such audit or review could result in the diversion of management’s time and attention, generation of negative publicity, the incurrence of additional legal and reputational costs, and potential exposure to civil and criminal liability. Any of these events could have a material adverse effect on our business, results of operations, and financial condition.

As structured, the acquisition of Glocal by UpHealth Holdings did not result in it being wholly-owned by UpHealth Holdings, and it is anticipated that Glocal will have minority owners for some period of time, which may result in higher than expected costs and effort to complete its acquisition.

The share purchase agreement that provided for the purchase of equity interests of Glocal (the “Glocal SPA”) provided that UpHealth Holdings is to acquire 90% or more of the equity interests of Glocal, and the acquisition of these equity interests of Glocal is structured to occur in four steps. Under the terms of the Glocal SPA, only the first two of those steps were contemplated to be completed prior to the completion of the Business Combinations.

The first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity of Glocal. The second step consisted of two parts. On March 26, 2021, UpHealth Holdings completed the first of these parts, when it made an investment into Glocal of $3.0 million pursuant to a rights offering by Glocal that was open to all Glocal equity owners. A second payment of $8.7 million was made later to complete the payment for this investment. As a result of this investment, UpHealth Holdings was issued additional shares in Glocal that increased its ownership to approximately 89.4% of the outstanding equity of Glocal. On May 14, 2021, UpHealth Holdings acquired additional shares of Glocal and delivered as acquisition consideration a certain number of UpHealth Holdings shares and a promissory note.

The third step towards the Glocal acquisition was completed after the consummation of the Business Combinations. The third step was to transfer additional Glocal shares to UpHealth Holdings, after UpHealth Holdings had sufficient cash and cash equivalents in its accounts to pay the consideration to the selling shareholders of Glocal. UpHealth Holdings has continued to take steps toward completing the acquisition, and now holds approximately 95% of the outstanding equity interests of Glocal. The fourth step has commenced, and pursuant to this step, UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, take steps to increase its ownership in Glocal to 100% through acquisition of remaining shares from the minority equity holders, issuance of additional shares in Glocal, and/or in any other manner acceptable to UpHealth Holdings and permitted under India law.

Because of this multi-step structure for the consummation of the acquisition of ownership interests in Glocal, we anticipate that there will be some minority owners of Glocal, for some period of time. These minority owners have rights to access to books and records of Glocal, and liquidation or dividend rights with respect to the shares of Glocal that they own, but have minimal impact on UpHealth’s ability to control and manage Glocal. The ongoing minority ownership interests in Glocal could result in disputes with the minority holders and in higher than expected costs and efforts to complete the intended acquisition.

We may enter into collaborations, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable solutions or the generation of significant future revenues.

In the ordinary course of our business, we may enter into collaborations, joint ventures, strategic alliances, partnerships or other arrangements to develop products and to pursue new markets. Proposing, negotiating and implementing collaborations, joint ventures, strategic alliances or partnerships may be a lengthy and complex process. Other companies, including those with substantially greater financial, marketing, sales, technology or other business resources, may compete with us for these opportunities or arrangements. We may not identify, secure, or complete any such transactions or arrangements in a timely manner, on a cost-effective basis, on acceptable terms or at all. We may not realize the anticipated benefits of any such transaction or arrangement. In particular, these collaborations may not result in the development of products that achieve commercial success or result in significant revenues and could be terminated prior to developing any products. Additionally, we may not own, or may jointly own with a third party, the intellectual property rights in products and other works developed under our collaborations, joint ventures, strategic alliances or partnerships.

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations or the ownership or control of intellectual property developed during the collaboration. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. In addition, we may have limited control over the amount and timing of resources that any future collaborators devote to our or their future products. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements and, in such event, we may not continue to have rights to the products relating to such transaction or arrangement or may need to purchase such rights at a premium.

We operate in highly competitive markets and face competition from large, well-established healthcare providers and more traditional retailers and pharmaceutical providers with significant resources, and, as a result, we may not be able to compete effectively. If we are unable to compete effectively, we will not be able to establish our products and services in the marketplace, and as a result, our business may not be profitable.

The markets for digital and traditional healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with other established digital health consult providers, ePharmacy, behavioral health, and integrated care management systems solutions, but also traditional healthcare providers, companies providing EHR / health information exchange (“HIE”) services, and pharmacies. Our current competitors include traditional healthcare providers, healthcare providers expanding into the digital health consult market, incumbent digital health consult providers, traditional pharmacies, mail-order and digital pharmacies and specialized software and solution providers that offer similar solutions. Our competitors include enterprise-focused companies that may enter the direct-to-consumer healthcare industry, as well as direct-to-consumer healthcare providers. The surge in interest in digital health, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories and significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. We expect competition to intensify in the future as existing competitors and new entrants introduce new digital health services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

New competitors or alliances may emerge that have greater market share, a larger customer base, more widely adopted proprietary technologies, greater marketing expertise and greater financial resources, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our offerings are more effective than those of our competitors, current or potential customers may accept competitive solutions in lieu of purchasing from us.
To the extent our solutions are perceived by customers and potential customers to be discretionary or otherwise non-essential, our revenues may be disproportionately affected by delays or reductions in general information technology and digital health spending. Moreover, competitors may respond to market conditions by lowering prices and attempting to lure away our customers and/or our customers may develop their own in-house solutions. In addition, the increased pace of consolidation in the healthcare industry may result in reduced overall spending on our solutions.
Our ability to compete effectively depends on our ability to distinguish our company and our offerings from our competitors and their products, and includes factors such as:
•accessibility, ease of use and convenience;
•price and affordability;
•personalization;
•brand recognition;
•long-term outcomes;
•breadth and efficacy of offerings;
•market penetration;
•marketing resources and effectiveness;
•partnerships and alliances;
•relationships with providers, suppliers and partners; and
•regulatory compliance recourses.
If we are unable to successfully compete with existing and potential new competitors, we will not be able to establish our products and services in the marketplace, and as a result, our business may not be profitable. Further, our business, financial condition and results of operations will be adversely affected.
We depend on our senior management team, and the loss of one or more of our executive officers or key employees could adversely affect our business.
Our success depends largely upon the continued services of our key executive officers. Currently these executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives, and our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management. We currently do not have succession plans in place and we have employment arrangements with only a limited number of key executives. These do not guarantee that the services of these or suitable successor executives will continue to be available to us. Further, our failure to retain and motivate our current personnel could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on our ability to recruit, retain and develop a large, highly skilled and diverse workforce. We must evolve our culture in order to successfully grow our business.
To continue to execute our growth strategy, we must attract and retain highly skilled personnel. Competition is intense for qualified professionals. We may not be successful in continuing to attract and retain qualified personnel. Our subsidiary companies have from time to time in the past experienced, and we expect to continue to experience in the future, difficulty in hiring and retaining highly skilled personnel with appropriate qualifications. The pool of qualified personnel with experience working in the healthcare market is limited overall. In addition, many of the companies with which we compete for experienced personnel have greater resources than us.
Our products and services and our operations require a large number of employees all over the world. Our success is dependent on our ability to evolve our culture, align our talent with our business needs, engage our employees and inspire our employees to be open to change, to innovate and to maintain customer-focus when delivering our services. As we expand internationally, we face the challenge of recruiting, integrating, educating, managing, retaining and developing a more culturally diverse workforce
In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our continued ability to maintain customer access to a network of qualified healthcare providers, which include medical doctors, physician assistants and nurse practitioners. Failure to maintain such a network could have a material adverse effect on our business, financial condition and results of operations.

Our success depends, in part, on our continued ability to maintain customer access to a network of qualified healthcare providers, which include medical doctors, physician assistants and nurse practitioners. If we are unable to recruit and retain licensed physicians and other qualified providers to perform services on our platform, or develop and maintain relationships with affiliated professional entities, which we do not own, it could have a material adverse effect on our business and ability to grow and could adversely affect our results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers or difficulty meeting regulatory requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as pressures on healthcare providers, consolidation activity among hospitals, physician groups and other healthcare providers, changes in the patterns of delivery and payment for healthcare services and any perceived liability risks associated with the use of digital health. The failure to maintain or to secure new cost-effective arrangements that engage the providers on our platform may result in a loss of, or inability to grow, our customer base, higher costs, less attractive service for our customers and/or difficulty in meeting regulatory requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.
If we fail to cost-effectively develop widespread brand awareness, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our products and services and attracting new customers. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption.
The emergence of new technologies may render our digital health technologies and tech-enabled services obsolete or require us to expend significant resources in order to remain competitive.
The global healthcare industry is massive, with a number of large market participants with conflicting agendas, and it is subject to significant government regulation and is currently undergoing significant change. Changes in our industry, for example, such as the emergence of new technologies as more competitors enter our market, could result in our digital health solutions being less desirable or relevant.
If healthcare benefits trends shift or entirely new technologies are developed that replace existing solutions, our existing or future solutions could be rendered obsolete and our business could be adversely affected. In addition, we may experience difficulties with industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new applications and enhancements.

Rapid technological change in our industry presents us with significant risks and challenges.

The global digital health market is characterized by rapid technological change, changing consumer requirements, short product lifecycles and evolving industry standards. Our success will depend on our ability to enhance our products and services with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete.
Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition and results of operations.
Our offices may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters and acts of terrorism or other criminal activities, which may render it difficult or impossible for us to operate our business for some period of time. Any disruptions in our operations related to the repair or replacement of our offices, could negatively impact our business and results of operations and harm our reputation. Although we maintain insurance policies covering damage to property we rent, such insurance may not be sufficient to compensate for losses that may occur. Any such losses or damages could have a material adverse effect on our business, financial condition and results of operations. In addition, our customers’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.
Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.
The operating results of our six subsidiary company businesses have in the past varied, and our operating results in the future could vary, significantly from quarter-to-quarter and year-to-year. We may fail to match past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our Common Stock to fluctuate. Factors that may contribute to the variability of our operating results include:
•the addition or loss of large customers, including through acquisitions or consolidations of such customers;
•seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large customers;
•travel restrictions, shelter in place orders and other social distancing measures implemented to combat the COVID-19 pandemic, and their respective impact on economic, industry and market conditions, customer spending budgets and our ability to conduct business;
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to unpredictable implementation timelines;
•the timing and success of introductions of new products and services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system customers or strategic partners;
•the amount of operating expenses and timing related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to effectively manage the size and composition of our proprietary network of healthcare professionals relative to the level of demand for services from our customers;
•customer renewal rates and the timing and terms of such renewals;
•technical difficulties or interruptions in our services;
•breaches of information security or privacy;
•our ability to hire and retain qualified personnel;
•changes in the structure of healthcare provider and payment systems;
•changes in the legislative or regulatory environment, including with respect to healthcare, privacy or data protection, or enforcement by government regulators, including fines, orders or consent decrees;

•the cost and potential outcomes of ongoing or future regulatory investigations or examinations, or of future litigation;
•political, economic and social instability, including terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and
•changes in business or macroeconomic conditions.
The impact of one or more of the foregoing and other factors may cause our operating results to vary significantly. As such, we believe that quarter-to-quarter and year-to-year comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
Developments affecting spending by the healthcare industry could adversely affect our business.
The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:
•government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•consolidation of healthcare industry participants;
•federal amendments to, lack of enforcement or development of applicable regulations for, or repeal of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (as amended, the “ACA”);
•reductions in government funding for healthcare; and
•adverse changes in business or economic conditions affecting healthcare payors, providers or other healthcare industry participants.
Any of these changes in healthcare spending could adversely affect our revenue. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.
Economic uncertainties or prolonged downturns in the general economy, or political changes, could disproportionately affect the demand for our solutions and adversely affect our results of operations.
Current or future economic uncertainties or prolonged downturns, including those caused by the ongoing COVID-19 pandemic, could adversely affect our business and results of operations. Negative conditions in the general economy in the United States, including conditions resulting from changes in gross domestic product growth, financial and credit market fluctuations, political deadlock, natural catastrophes, pandemics, social unrest, warfare and terrorist attacks, could cause a decrease in funds available to our customers and potential customers and negatively affect the growth rate of our business.
These economic conditions may make it difficult for our customers and us to forecast and plan future budgetary decisions or business activities accurately, and they could cause our customers to reevaluate their decisions to purchase our solutions, which could delay and lengthen our sales cycles or result in cancellations of planned purchases. Furthermore, during challenging economic times or as a result of political changes, our customers may tighten their budgets and face constraints in gaining timely access to sufficient funding or other credit, which could result in an impairment of their ability to make timely payments to us. In turn, we may be required to increase our allowance for doubtful accounts, which would adversely affect our financial results.
We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within the healthcare industry, or the effect of political changes. If the economic conditions of the general economy or the healthcare industry do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.
We depend upon third-party service providers for certain technologies. If these third-party providers fail to fulfill their contractual obligations, fail to maintain or support those technologies or choose to discontinue their services, our business and operations could be disrupted, we may be exposed to third party liabilities and our results of operations may be adversely affected.
We depend upon third-party service providers for important functions of our solutions. Software, network applications and data, as well as the core video and audio system integral to our business, are hosted on third-party sites. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, COVID-19 pandemic-related business disruptions and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our ability to provide our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Redundancies and backup systems are in place to prevent operational disruptions and data loss, but if these technologies fail or are of poor quality, our business, reputation and results of operations could be materially adversely affected. Failures or disruption in the delivery of digital health services could result in customer dissatisfaction, disrupt our operations and materially adversely affect operating results. Additionally, we have significantly less control over the technologies third parties provide to us than if we maintained and operated them ourselves. In some cases, functions necessary to some of our solutions may be performed by these third-party technologies. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our obligations to customers. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities.

Our management team has limited experience managing a public company, and we expect to incur significant costs as we continue to operate as a public company.

Our management team has limited experience managing a publicly traded company. Their limited experience interacting with public company investors and securities analysts and complying with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities, which will result in less time being devoted to the management and growth of our business. These new obligations and constituents require significant attention from our management team and could divert their attention away from the day-to-day management of our business, which could harm our business, results of operations and financial condition. We will also need to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We expect the rules and regulations applicable to us as a public company to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social and governance, or ESG, activities of public companies. For example, there is a growing number of states requiring organizations to report their board composition as well or mandating gender diversity and representation from underrepresented communities, including New York and California. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG and human capital factors in our operations.

We recently acquired a total of six subsidiaries in conjunction with or through the Business Combinations, and we may acquire other companies or technologies, which could divert our management’s attention, result in dilution to our stockholders and otherwise disrupt our operations, and we may have difficulty successfully integrating any such acquisitions or realizing the anticipated benefits of them, any of which could have an adverse effect on our business, financial condition and results of operations.
Our subsidiary companies have in the past sought, and we in the future may seek, to acquire or invest in businesses, applications and services or technologies that we believe could complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are consummated.
In addition, both with respect to the recent or pending acquisitions of our subsidiaries and additional businesses we may choose to acquire, we may not be able to successfully integrate the acquired personnel, operations and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including, but not limited to:
•management’s lack of experience in acquiring and integrating business;
•inability to integrate or benefit from acquired technologies or services in a profitable manner;
•unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
•entry into new markets and locations in which we have little operating experience or experience with government rules, regulations and restrictions;
•difficulty integrating the accounting systems, operations and personnel of the acquired business;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•difficulty converting the customers of the acquired business onto our platform and contract terms, including disparities in the revenue, licensing, support or professional services model of the acquired company;
•diversion of management’s attention from other business concerns;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees or contractors;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.
Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our results of operations. In addition, if an acquired business fails to meet our expectations, our business, financial condition and results of operations may suffer.
If we are unable to grow, or if we fail to manage future growth effectively, our revenues may not increase and we may be unable to implement our business strategy.

Our future success depends upon our ability to grow, and if we are unable to manage our growth effectively, we may incur unexpected expenses and be unable to meet our customers’ requirements, all of which could materially adversely affect our business, financial condition and results of operations. A key aspect to managing our growth is our ability to scale our capabilities, including in response to unexpected shifts in demand for digital health, such as during the COVID-19 pandemic. To manage our current and anticipated future growth effectively, we must continue to maintain and enhance our IT infrastructure and our financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified healthcare providers, sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel and management personnel. The availability of such personnel, particularly healthcare providers and software engineers, may be constrained.
Our growth also depends on the acceptance of our solutions as a suitable supplement to traditional healthcare delivery systems and on our ability to overcome operational challenges. Our business model and solutions could lose their viability as a supplement to traditional healthcare delivery systems due to customer dissatisfaction or new alternative solutions. If we are unable to address the needs of our customers, or our customers are dissatisfied with the quality of our solutions, our customers may not renew their contracts, seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could cause our annual net dollar retention rate to decrease.

Our future growth will also depend, in part, on our ability to grow our revenue from existing customers, to complete sales to potential future customers, to expand our customer base, to develop new products and services and to expand internationally. We can provide no assurances that we will be successful in executing on these growth strategies or that, even if our key metrics would indicate future growth, we will continue to grow our revenue or to generate net income. Our ability to execute on our existing sales pipeline, create additional sales pipelines and expand our customer base depends on, among other things, the attractiveness of our services relative to those offered by our competitors, our ability to demonstrate the value of our existing and future services and our ability to attract and retain a sufficient number of qualified sales and marketing leadership and support personnel. In addition, our existing customers may be slower to adopt our services than we currently anticipate, which could adversely affect our results of operations and growth prospects.
We need to continue to improve our internal systems, processes and controls to effectively manage our operations and growth. We may not be able to successfully implement and scale improvements to our systems and processes in a timely or efficient manner or in a manner that does not negatively affect our operating results. For example, our systems and processes may not prevent or detect all errors, omissions or fraud, including any fraudulent activities conducted or facilitated by our employees or the providers. We may experience difficulties in managing improvements to our systems, processes and controls or in connection with third-party software, which could impair our ability to offer our platform to our customers in a timely manner, causing us to lose customers or increase our technical support costs.
As we continue to grow, including from the integration of employees and businesses acquired in connection with previous or future acquisitions, we may find it difficult to maintain important aspects of our corporate culture, which could negatively affect our profitability and our ability to retain and recruit qualified personnel who are essential for our future success. If we do not effectively manage our growth, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy client requirements or maintain high-quality solutions. Additionally, we may not be able to expand and upgrade our systems and infrastructure to accommodate future growth.
Failure to effectively manage our growth could also lead us to over-invest or under-invest in development and operations, result in weaknesses in our infrastructure, systems or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant marketing and sales investments as well as focused capital expenditures and may divert financial resources from other projects such as the development of new products and services. If we are unable to effectively manage our growth, our expenses may increase more than expected, our revenues may not increase or may grow more slowly than expected and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain customers.
Current or future litigation against us could be costly and time-consuming to defend.
We are subject, and in the future may become subject from time to time, to legal proceedings and claims that arise in the ordinary course of business. Litigation may result in substantial costs, settlement and judgments and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, provide sufficient payments to cover all of the costs to resolve one or more such claims and continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Common Stock.
We could experience losses or liability not covered by insurance.
Our business exposes us to risks that are inherent in the provision of digital health and remote, virtual healthcare. If customers or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our products and services. We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition and results of operations.

We may become subject to professional liability claims, which could cause us to incur significant expenses, may require us to pay significant damages if not covered by insurance, and could adversely affect our business, financial condition and results of operations.
Our business entails the risk of professional liability claims against us and our affiliated professional entities. We and our affiliated professional entities have in the past and may in the future be subject to professional liability claims and, if these claims are successful, substantial damage awards. Although we maintain insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our business, we cannot predict the outcomes of medical malpractice cases and the effect that any claims of this nature, regardless of their ultimate outcome, could have on our business or reputation or on our ability to attract and retain customers. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to our providers or to us in the future at acceptable costs or at all.
Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us and divert the attention of our management and our providers from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.
We qualify as an emerging growth company as defined under the JOBS Act as well as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our Common Stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenue of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”). We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the exemption from complying with new or revised accounting standards provided in Section 7(a)(2)(B) of the Securities Act as long as we are an emerging growth company. An emerging growth company can therefore delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have not elected to opt out of such extended transition period and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies. This may make comparison of our financial statements with another public company which is not an emerging growth company or is an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we qualify as a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (i) the market value of our Common Stock held by non-affiliates exceeds $250.0 million as of the end of that year’s second fiscal quarter, or (ii) our annual revenues exceeded $100.0 million during such completed fiscal year and the market value of our Common Stock held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a publicly traded company following the consummation of the Business Combinations, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the NYSE. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers. As previously disclosed in our annual report on Form 10‑K/A for the fiscal year ended December 31, 2020 when we remained a special purpose acquisition company (“SPAC”), our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 due to a material weakness related to not having adequate controls over accounting for complex accounting instruments and, in particular, related to errors in the accounting for warrants issued in connection with UpHealth’s (fka GigCapital2) IPO and recorded in its pre-Business Combinations, historical condensed consolidated financial statements through March 31, 2021. Subsequently, our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to the following material weaknesses:

•Lack of appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements;
•Lack of appropriately designed information technology general controls in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process; and
•Lack of appropriately designed and implemented controls over the following:
▪Recording of revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers at certain subsidiaries. Specifically, we had errors in our revenue recognition pertaining to the determination of whether a contract exists, the identification of performance obligations, and the timing and amount of revenue to be recognized;
▪Completeness of accruals in the purchase to disbursement process and the payroll process at certain subsidiaries;
▪Segregation of duties and monitoring controls over the treasury cycle at certain subsidiaries;
▪Financial statement close process at certain subsidiaries to ensure the consistent execution, accuracy, and timely review of account reconciliations; and
▪Financial statement preparation process that involves the use of a spreadsheet and manually consolidating all subsidiaries.

We are also continuing to improve our internal control over financial reporting, and are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combinations, which includes hiring additional accounting and financial personnel to implement such processes and controls, enhancing our internal and external technical accounting resource and engaging third party consultants for the formalization of our internal procedures, Section 404 of the Sarbanes-Oxley Act implementation, and a new ERP system. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our objective is to complete remediation efforts by the end of 2022. If any of these new or improved controls and systems do not perform as expected, we may experience additional material weaknesses in our controls. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future.

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of internal control over financial reporting that we will eventually be required to include in its periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our Common Stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE. Our predecessor companies were not required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and were therefore not required to make a formal assessment of the effectiveness of control over financial reporting for that purpose. As a public company, we are required to provide an annual management report on the effectiveness of our internal control over financial reporting commencing with this Annual Report for the year ended December 31, 2021. As discussed elsewhere in this Annual Report, we completed the Business Combinations on June 9, 2021. Prior to the Business Combinations, we were a SPAC formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, the internal controls of UpHealth Holdings became our internal controls and were deemed not comprehensive enough as our operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations. The design and implementation of internal control over financial reporting post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations. See Item 9A, Controls and Procedures, of this Annual Report for more information. Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act or a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have an adverse effect on our business and results of operations and could cause a decline in the price of our Common Stock.

If we fail to maintain effective internal control over financial reporting, the price of our Common Stock may be adversely affected.

As noted above, we previously identified material weaknesses in our internal control over financial reporting, the disclosure of which may have an adverse impact on the price of our Common Stock. We are required to establish and maintain appropriate internal control over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely affect our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal control over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal control over financial reporting, or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, or disclosure of management’s assessment of our internal control over financial reporting, may have an adverse impact on the price of our Common Stock.

Changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs. Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Topic 842 will be effective for UpHealth for annual periods beginning after December 15, 2021, and interim reporting periods within annual reporting periods beginning after December 15, 2022. Accordingly, we will adopt Topic 842 for our annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning January 1, 2023. We are in the process of evaluating the impact of the adoption of this new lease standard on our consolidated financial statements. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results. In addition, any difficulties in implementing this new revenue standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

Healthcare provider licensing and credentialing, a cost of providing professional services, can negatively impact our margins as we may incur increased expenses to utilize appropriately licensed and credentialed healthcare providers for consult demands, especially when expanding to new jurisdictions and new hospital customers.

A healthcare provider’s ability to perform digital health consults is dictated by where the healthcare provider is licensed to practice and with whom the healthcare provider is privileged to provide services. Governmental licensure and healthcare provider credentialing requirements take time to procure, often necessitating months of lead-time before a healthcare provider is able to practice in a particular jurisdiction or take consults for a particular hospital facility. Our ability to manage and anticipate healthcare provider need and prioritize licensing and credentialing could impact profit margins and expense management. As consult demands increase in areas where only a limited number of healthcare providers hold necessary licenses and credentials, those healthcare providers with appropriate licensing and credentialing to meet customer demands may assume additional overtime shifts or otherwise demand increased fees, thereby increasing our costs. Further, obtaining a license to practice medicine in a particular jurisdiction is at the discretion of the local state medical board or applicable international licensing body, and, as such, timing to achieve licensure in certain jurisdictions may be outside our ability to accomplish within expected time frames.

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, and which may adversely affect our future profitability, cash flows and market price of our Common Stock.

UpHealth’s financial projections are dependent on certain estimates and assumptions related to, among other things, growth assumptions that are inherently subject to significant uncertainties and contingencies, as well as, among other things, matters related specifically to the recent operational performance and anticipated development of our business, and are subject to significant economic, competitive, industry and other uncertainties, and may not be achieved in full, at all, or within projected timeframes. The financial projections also reflect numerous assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. Furthermore, the financial projections do not take into account any circumstances or event occurring after the date they were prepared. The financial projections were not prepared with a view to public disclosure or complying with published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for the preparation and presentation of prospective financial information. UpHealth’s independent auditor has not audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the financial projections and, accordingly, does not express an opinion or any other form of assurance with respect thereto. The financial projections were based on historical experience and on various other estimates and assumptions that our management believed to be reasonable under the circumstances and at the time they were made. There will be differences between actual and projected financial results, and actual results may be materially greater or materially less than those contained in the financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of the COVID-19 pandemic. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and market price of our Common Stock.

Our executive officers, directors, principal stockholders and their affiliates will have the ability to exercise significant influence over our company and all matters submitted to stockholders for approval.

Our executive officers, directors and principal stockholders, together with their affiliates and related persons, beneficially own shares of Common Stock representing a significant percentage of our capital stock. As a result, if these stockholders were to choose to act together, they would be able to influence our management and affairs and the outcome of matters submitted to our stockholders for approval, including the election of directors and any sale, merger, consolidation, or sale of all or substantially all of our assets. This concentration of voting power could delay or prevent an acquisition of our company on terms that other stockholders may desire. In addition, this concentration of ownership might adversely affect the market price of our Common Stock by:

•delaying, deferring or preventing a change of control of us;
•impeding a merger, consolidation, takeover or other business combination involving us; or

•discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be the sole source of gain for our stockholders.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. In addition, under the Glocal Loan Agreement (see Item 13, Certain Relationships and Related Transactions, of this Annual Report), we are currently restricted from paying cash dividends, and we expect these restrictions to continue in the future. In addition, the terms of any future debt agreements may continue to preclude us from paying dividends. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.
Risks Related to Government Regulation
Evolving government regulations may require increased costs or adversely affect our results of operations.

In a regulatory climate that is uncertain, our operations may be subject to scrutiny or reinterpretation under various laws and regulations. Healthcare is a highly regulated industry and subject to laws and regulations at the federal, state, and local level as well as evolving industry standards. Telehealth and other remote care delivery models, in particular, have experienced and will continue to experience frequently changing regulations that may differ substantially from jurisdiction to jurisdiction, including state by state. Compliance with current and future laws and regulations will likely require significant initial monetary and recurring expenses and could potentially require us to change our practices upon short notice, adding to the potential costs of compliance. These additional monetary expenditures may increase future overhead, which could have a material adverse effect on our results of operations.

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: rules governing the practice of medicine by physicians; rules governing the practice of pharmacy; licensure standards for doctors, pharmacists and behavioral health professionals; laws limiting the corporate practice of medicine; fee-splitting, healthcare fraud and abuse laws; third party payor coverage and reimbursement rules; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; prescribing of controlled substances via a remote encounter; fraud and abuse laws addressing financial relationships between healthcare entities and physicians or other referral sources; commercial and governmental payor billing; anti-kickback laws; provisions of free healthcare by the government; and tax and other laws. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but, these laws and regulations are extremely complex and, in many cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties associated with the violation, potentially including civil and criminal penalties, damages, fines, exclusion from participation in certain payor programs or curtailment of our operations. Compliance obligations under these various laws are oftentimes detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. The risk of being found in violation of these laws and regulations is further increased by the fact that in many cases, these laws have not been fully interpreted by the regulatory authorities or the courts, particularly with respect to new and emerging technologies and remote delivery of services, and may therefore be open to a variety of interpretations. In the event that we must remedy any compliance violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our clients or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

The outbreak of the SARS-CoV-2 virus and the COVID-19 disease that it causes has evolved into a global pandemic. It is difficult to predict what impact the continued prevalence of COVID-19 will have on our business and resulting operations. At the same time, the U.S. federal and state governments have relaxed certain laws and regulations to combat the spread of the novel coronavirus, including removal of restrictions on the delivery and payment for remote healthcare services and the expansion of the enforcement discretion of the FDA with respect to certain off-label uses of products that may benefit COVID-19 response and prevention efforts. These changes in the law are occurring quickly, are subject to varying interpretations, and are temporary in nature. We are closely following these changes and we are adapting our operations to quickly respond to the needs of our patients and our partners. We may interpret these changes differently than an applicable government regulator and may be subject to audits in the future. To the extent that any of our interpretations are found to be incorrect, we could be subject to enforcement action or overpayment liability. We may also need to quickly revert to past operations in the event that flexibilities resulting from the pandemic are removed and standard requirements are re-imposed. We are unable to predict the extent to which this pandemic will impact our business and operating results, including new information that may emerge concerning the virus and the actions to contain it or to treat COVID-19, among others.

Other legal, regulatory and commercial policy influences are subjecting our industry to significant changes, and we cannot predict whether new regulations or policies will emerge from U.S. federal or state governments, foreign governments, or third-party payors. Government and commercial payors may, in the future, consider healthcare policies and proposals intended to curb rising healthcare costs, including those that could significantly affect reimbursement for healthcare services. Future significant changes in the healthcare systems in the United States or elsewhere could also have a negative impact on the demand for our current and future services.

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules to ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition and results of operations.
The healthcare industry is highly regulated and is subject to changing political, legislative, regulatory and other influences. Existing and new laws and regulations affecting the healthcare industry could create unexpected liabilities for us, cause us to incur additional costs and restrict our operations. Many healthcare laws are complex, and their application to specific products and services may not be clear. In particular, many existing healthcare laws and regulations, when enacted, did not anticipate the services that we provide. However, these laws and regulations may nonetheless be applied to our business. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and materially affect our business, financial condition and results of operations.

In the U.S., we conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur substantial penalties or be required to make significant changes to our operations or experience enforcement actions or adverse publicity, which could have a material adverse effect on our business, financial condition and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payers, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

•the federal physician self-referral law, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare for such designated health services;
•the federal Anti-Kickback Statute, which is an intent-based federal criminal statute that prohibits the knowing and willful offer, payment, provision, solicitation or receipt of any remuneration, directly or indirectly, in cash or in kind, for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act;
•the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program or to obtain by means of false, or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal False Claims Act that imposes civil liability, including through qui tam and civil whistleblower actions, against individuals or entities that knowingly present, or cause to be presented, false or fraudulent claims for payment to the federal government or knowingly making, or causing to be made, a false statement or record material to the payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
•the federal criminal statute on false statements relating to health care matters, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of or payment for health care benefits, items or services;
•The Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:
•presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;
•offering remuneration to a Medicare or Medicaid beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider or supplier;
•employing or contracting with an entity or individual excluded from participation in the federal health care programs;
•violating the federal Anti-Kickback Statute;
•making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;
•making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program;
•failing to timely report and return an overpayment owed to the federal government;
•substantial civil monetary penalties may be imposed under the federal Civil Monetary Penalties Law and may vary depending on the underlying violation. In addition, an assessment of not more than three times the total amount claimed for each item or service may also apply and a violator may be subject to exclusion from federal and state health care programs;
•the federal Eliminating Kickbacks in Recovery Act of 2018 (“EKRA”), included as part of the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment (“SUPPORT”) for Patients and Communities Act (the “SUPPORT Act”), was signed into law on October 24, 2018. The EKRA provisions, similar to the federal Anti-Kickback Statute, make it a felony for certain entities (including substance abuse treatment centers, clinical treatment facilities and clinical laboratories) to engage in remunerative arrangements that induce or reward individuals or entities for the referral of patients to such facilities, unless an exception applies. EKRA applies regardless of payor source, including for services reimbursed exclusively through commercial insurance or self-paying patients. Violations of EKRA can lead to fines of not more than $200,000 and imprisonment of not more than 10 years, or both, for each occurrence pursuant to 18 U.S.C. 220(a);
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;

•similar state law provisions pertaining to anti-kickback, self-referral, fee-splitting, patient inducement and false claims issues, some of which may apply to items or services reimbursed by any payer, including patients and commercial insurers;
•state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•laws that regulate debt collection practices as applied to our debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;
•federal and state laws and policies related to healthcare providers, licensure, certification, accreditation and related to the Medicare and Medicaid programs enrollment; and
•federal and state laws and policies related to the practice of pharmacy, pharmacy licensure, and the prescribing and dispensing of pharmaceuticals and controlled substances.

In addition, the healthcare industry is required to comply with additional extensive and complex laws and regulations at the federal, state and local government levels relating to, among other things:

•licensure of health providers, certification of organizations and enrollment with government reimbursement programs;
•necessity and adequacy of medical care;
•relationships with physicians and other referral sources and referral recipients;
•billing and coding for services;
•properly handling overpayments;
•quality of medical equipment and services;
•qualifications of medical and support personnel;
•confidentiality, maintenance, data breach, identity theft and security issues associated with health-related and personal information and medical records; and
•communications with patients and consumers.

Because of the breadth of these laws and the narrowness of certain statutory and regulatory exceptions and safe harbors that may be available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Complying with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of enrollment status and exclusion from participation in federal healthcare programs, including Medicare and Medicaid. The risk of us being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Telemedicine providers, in particular, have been subject to increased scrutiny by federal and state regulators and have resulted in significant enforcement actions. Dealing with investigations can be time- and resource-intensive and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $11,665 to $23,331 per false claim or statement for penalties assessed after June 19, 2020, and with respect to violations occurring after November 2, 2015, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Notably, the government has been using its newly created authority under EKRA to pursue criminal enforcement actions against substance abuse treatment facilities for certain financial arrangements that were not subject to the federal Anti-Kickback Statute due to the absence of federal healthcare program reimbursement for services rendered by such facilities. EKRA’s statutory exceptions do not strictly mirror the safe harbors available under the federal Anti-Kickback Statute and in many instances, relationships that would otherwise comply with the federal Anti-Kickback Statute would nevertheless violate EKRA. EKRA grants authority to the U.S. Attorney General to promulgate additional exceptions, in consultation with the Secretary of HHS; however, the Attorney General has not yet done so. Notably, the OIG (the agency with authority to promulgate regulatory safe harbors under the federal Anti-Kickback Statute) does not have any authority over EKRA and the Attorney General does not have any particular expertise with healthcare fraud and abuse laws. Given this inexperience, there may be a substantial delay before any additional exceptions to EKRA are implemented. In the meantime, the U.S. Department of Justice is actively pursuing enforcement actions under EKRA. There is much uncertainty in how EKRA will be interpreted and applied and also, whether additional exceptions will be adopted in the future.

While we make every effort to comply with all applicable laws, we cannot rule out the possibility that the government or other third parties could interpret these laws differently and challenge our practices under one or more of these laws. The likelihood of allegations of non-compliance is increased by the fact that under certain federal and state laws applicable to our business, individuals, known as relators, may bring an action on behalf of the government alleging violations of such laws, and potentially be awarded a share of any damages or penalties ultimately awarded to the applicable government body.

The laws, regulations and standards governing the provision of healthcare services across the world including India and the U.S. may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. Further, we cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Patient safety concerns relating to our substance use disorder treatment business could result in increased regulatory burdens, governmental investigations, and negative publicity.

Because some of the patients we treat can suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, assaults and elopements, occur from time to time. If one or more of our substance abuse treatment programs or facilities experiences an adverse patient incident or is otherwise found to have failed to comply with laws and regulations applicable to patient safety or provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against the health care providers and programs or facilities involved. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on a particular program or facility’s continued operation, financial condition and results of operations. In addition, we could become the subject of negative publicity, whether warranted or unwarranted, that could have a significant, adverse effect on our reputation of our behavioral health and substance abuse programs and how they are viewed by referral sources and payors.

The healthcare industry in India is subject to laws, rules and regulations in the regions where we conduct our business or in which we intend to expand our operations.

Given our digital health centers are situated at multiple locations, we are subject to various and extensive local law, rules and regulations relating, among other things, to the setting up and operation of private medical care establishments. Health and safety laws and regulations in India are becoming increasingly stringent in the recent years, and it is possible that they will become significantly more stringent in the future. We may incur substantial costs in order to comply with current or future laws, rules and regulations. These current or future laws, rules and regulations may also impede our operations. Any non-compliance with the applicable laws, rules and regulations may subject us to regulatory action, including penalties and other civil or criminal proceedings, which may materially and adversely affect our business, prospects and reputation.

Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in a variety of jurisdictions. We have one primary office globally and customers across more than nine countries worldwide. Our international operations are subject to particular risks in addition to those faced by our domestic operations, including:
•uncertain legal and regulatory requirements applicable to digital health, technology services and solutions and prescription medication;
•multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
•our inability to replicate our domestic business structure consistently outside of the United States, especially as it relates to our contractual arrangement with affiliated professional entities;
•the need to localize and adapt our solutions for specific countries, including translation into foreign languages and associated expenses;
•potential loss of proprietary information due to misappropriation or laws that may be less protective of our intellectual property rights than U.S. laws or that may not be adequately enforced;
•requirements of foreign laws and other governmental controls, including compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, healthcare, tax, privacy and data protection laws and regulations;
•data privacy laws that require that client data be stored and processed in a designated territory;
•new and different sources of competition and laws and business practices favoring local competitors;
•local business and cultural factors that differ from our normal standards and practices, including business practices that we are prohibited from engaging in by the U.S. Foreign Corrupt Practices Act of 1977 (the “FCPA”) and other anti-corruption laws and regulations;
•changes to economic sanctions laws and regulations;
•central bank and other restrictions on our ability to repatriate cash from international subsidiaries;
•adverse tax consequences;
•fluctuations in currency exchange rates, economic instability and inflationary conditions, which could make our solutions more expensive or increase our costs of doing business in certain countries;
•limitations on future growth or inability to maintain current levels of revenues from international sales if we do not invest sufficiently in our international operations;
•different pricing environments, longer sales cycles and longer accounts receivable payment cycles and collections issues;
•difficulties in staffing, managing and operating our international operations, including difficulties related to administering our stock plans in some foreign countries and increased financial accounting and reporting burdens and complexities;
•difficulties in coordinating the activities of our geographically dispersed and culturally diverse operations;
•natural disasters, political and economic instability, including wars, terrorism, social or political unrest, including civil unrest, protests, and other public demonstrations, outbreaks of disease, pandemics or epidemics, boycotts, curtailment of trade, and other market restrictions; and

•regulatory and compliance risks that relate to maintaining accurate information and control over activities subject to regulation under the FCPA, and comparable laws and regulations in other countries.

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially adversely affected.

Our failure to comply with the anti-corruption, trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations.

We must comply with anti-corruption laws and regulations imposed by governments around the world with jurisdiction over our operations, which may include the FCPA and the U.K. Bribery Act 2010 (the “Bribery Act”), as well as the laws of the countries where we do business. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. Where they apply, the FCPA and the Bribery Act prohibit us and our officers, directors, employees and business partners acting on our behalf, including joint venture partners and agents, from corruptly offering, promising, authorizing or providing anything of value to public officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment. The Bribery Act also prohibits non-governmental “commercial” bribery and accepting bribes. As part of our business, we may deal with governments and state-owned business enterprises, the employees and representatives of which may be considered public officials for purposes of the FCPA and the Bribery Act.

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we will operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we will operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States also exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition and results of operations.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or are more significant than in our domestic operations. Our exposure to these risks is expected to increase.

As we expand our international operations, we will increasingly face political, legal and compliance, operational, regulatory, economic and other risks that we do not face or that are more significant than in our domestic operations. These risks vary widely by country and include varying regional and geopolitical business conditions and demands, government intervention and censorship, discriminatory regulation, nationalization or expropriation of assets and pricing constraints. Our international products and services need to meet country-specific customer preferences as well as country-specific legal requirements, including those related to licensing, digital health, privacy, data storage, location, protection and security. Our ability to conduct digital health services internationally is subject to the applicable laws governing remote healthcare and the practice of medicine in such location, and the interpretation of these laws is evolving and vary significantly from country to county and are enforced by governmental, judicial and regulatory authorities with broad discretion. We believe we are in compliance with all applicable laws and regulations. We cannot, however, be certain that our interpretation of such laws and regulations is correct in how we structure our operations, our arrangements with physicians, services agreements and customer arrangements.

Our international operations increase our exposure to, and require us to devote significant management resources to implement controls and systems to comply with the privacy and data protection laws of non-U.S. jurisdictions and the anti-bribery, anti-corruption and anti-money laundering laws of the United States (including the FCPA) and the United Kingdom (including the Bribery Act) and similar laws in other jurisdictions. Implementing our compliance policies, internal controls and other systems upon our expansion into new countries and geographies may require the investment of considerable management time and financial and other resources over a number of years before any significant revenues or profits are generated. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or employees, restrictions or outright prohibitions on the conduct of our business and significant brand and reputational harm. We must regularly reassess the size, capability and location of our global infrastructure and make appropriate changes, and must have effective change management processes and internal controls in place to address changes in our business and operations. Our success depends, in part, on our ability to anticipate these risks and manage these difficulties, and the failure to do so could have a material adverse effect on our business, operating results, financial position, brand, reputation and/or long-term growth.

Our international operations require us to overcome logistical and other challenges based on differing languages, cultures, legal and regulatory schemes and time zones. Our international operations encounter labor laws, customs and employee relationships that can be difficult, less flexible than in our domestic operations and expensive to modify or terminate. In some countries we are required to, or choose to, operate with local business partners, which requires us to manage our partner relationships and may reduce our operational flexibility and ability to quickly respond to business challenges.

Our business is subject to changes in medication pricing and is significantly impacted by pricing structures negotiated by industry participants.

Our platform aggregates and analyzes pricing data from a number of different sources. The discounted prices that we present through our platform are based in large part upon pricing structures negotiated by industry participants. We do not control the pricing strategies of pharmaceutical manufacturers, wholesalers, and pharmacy benefit managers (“PBMs”), each of which is motivated by independent considerations and drivers that are outside our control and has the ability to set or significantly impact market prices for different prescription medications. While we have contractual and non-contractual relationships with certain industry participants, such as PBMs and pharmaceutical manufacturers, these and other industry participants often negotiate complex and multi-party pricing structures, and we have no control over these participants and the policies and strategies that they implement in negotiating these pricing structures.

Pharmaceutical manufacturers generally direct medication pricing by setting medication list prices and offering rebates and discounts for their medications. List prices are impacted by, among other things, market considerations such as the number of competitor medications and availability of alternative treatment options. Wholesalers can impact medication pricing by purchasing medications in bulk from pharmaceutical manufacturers and then reselling such medications to pharmacies. PBMs generally impact medication pricing through their bargaining power, negotiated rebates with pharmaceutical manufacturers and contracts with different pharmacy providers and health insurance companies. PBMs work with pharmacies to determine the negotiated rate that will be paid at the pharmacy by consumers. Medication pricing is also impacted by health insurance companies and the extent to which a health insurance plan provides for, among other things, covered medications, preferred tiers for different medications and high or low deductibles.

Changes in the fee and pricing structures among industry participants, whether due to regulatory requirements, competitive pressures or otherwise, that reduce or adversely impact fees generated by PBMs would have an adverse effect on our ability to generate revenue and business. Due in part to existing pricing structures, we generate a small portion of our revenue through contracts with pharmaceutical manufacturers and other intermediaries. Changes in the roles of industry participants and in general pricing structures, as well as price competition among industry participants, could have an adverse impact on our business. For example, integration of PBMs and pharmacy providers could result in pricing structures whereby such entities would have greater pricing power and flexibility or industry players could implement direct-to-consumer initiatives that could significantly alter existing pricing structures, either of which would have an adverse impact on our ability to present competitive and low prices to consumers and, as a result, the value of our platform for consumers and our results of operations.

If reimbursement rates paid by third-party payers are reduced, if third-party payers otherwise restrain our ability to obtain or provide services to patients, or if governments introduce free healthcare provisions or create the provision of significantly different paradigms of delivery service, our business could be negatively impacted.

Private third-party payers pay for the services that we provide through our behavioral digital health consult and on-site division. If any commercial third-party payers reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Third-party payers are also entering into sole source contracts with some healthcare providers, which could effectively limit our pool of potential customers.

Private third-party payers often use plan structures, such as narrow networks or tiered networks, to encourage or require customers to use in-network providers. In-network providers typically provide services through private third-party payers for a negotiated lower rate or other less favorable terms. Private third-party payers generally attempt to limit use of out-of-network providers by requiring customers to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, private third-party payers have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from customers to out-of-network providers (i.e., sending payments directly to customers instead of to out-of-network providers), capping out-of-network benefits payable to customers, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out of network for insurers, our behavioral health business could be harmed and our behavioral health patient service revenue could be reduced because customers could stop using our services.

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payers otherwise restrain our ability to obtain or provide services to customers, our business, financial condition and results of operation could be harmed.

A portion of our revenue comes from government healthcare programs, principally Medicare and Tricare. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and new or modified requirements related to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payers rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payers.

Our pharmacy and behavioral digital health businesses subject us to additional regulations; if we fail to comply, we could suffer penalties or be required to make significant changes to our operations.

Our pharmacy business is subject to extensive federal, state and local regulation. Pharmacies, pharmacists and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and other healthcare professionals; packaging, storing, distributing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The U.S. Postal Service has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The U.S. Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations. Any failure or perceived failure by us to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations and may expose us to civil and criminal penalties.

The pharmacy compounding industry is subject to increased regulatory and customer scrutiny, which may impair sales of compounded medications.

Compounded prescription medications have not undergone the FDA new drug review and approval process, and limited data, if any, may be available with respect to the safety and efficacy of a compounded medication for any particular indication. In addition, certain compounding pharmacies have been the subject of widespread negative media coverage in recent years, and the actions of these pharmacies have resulted in increased scrutiny of compounding pharmacy activities from the FDA, state boards of pharmacy and other governmental agencies, including through periodic facility inspections and administrative and judicial actions.

Our growth and future sales of compounded prescription drugs depends not only on our ability to demonstrate the quality and safety of our compounded medications and our compliance with more stringent regulatory standards at the federal and state levels, but also on the continued acceptance of compounded medications in the marketplace.

If any pharmacy we own, acquire or build fails to comply with the Controlled Substances Act, or the Federal Food, Drug and Cosmetic Act (“FDCA”), such a pharmacy could be required to cease operations or become subject to restrictions that could adversely affect our business.

Pharmacy and controlled substance laws often address the qualification of an applicant’s personnel, the adequacy of its prescription fulfillment and inventory control practices and the adequacy of its facilities, including security controls, and subject pharmacies to oversight by state boards of pharmacy and other regulators that could impose burdensome requirements or restrictions on operations if a pharmacy is found not to comply with these laws. Any such noncompliance could also result in complaints or adverse actions by respective state boards of pharmacy, FDA inspection of the facility to determine compliance with the FDCA, loss of FDCA exemptions provided under Section 503A, warning letters, injunctions, prosecution, fines, loss of required government licenses, certifications and approvals, any of which could involve significant costs and could cause us to be unable to realize the expected benefits of these pharmacies’ operations. Although we ultimately expect to dispense compounded medications through a network of compounding pharmacies, we may not be successful in establishing such a network and the loss of an ability to compound non-sterile formulations would have an adverse impact on our business plan.

In particular, pharmaceutical compounding under U.S. federal law is governed by Sections 503A and 503B of the FDCA. Section 503A provides that state-licensed pharmacists and pharmacies are exempt from the provisions of the FDCA requiring human drugs to be approved by FDA prior to marketing, produced in compliance with good manufacturing practices and labeled with adequate directions for use as long as the pharmacy complies with certain other requirements. Among other things, to meet the criteria of Section 503A, a compounded drug must be compounded for an individually identified patient based on a valid prescription. In addition, Section 503A of the FDCA seeks to limit the amount of compounded drugs that a pharmacy can dispense or distribute interstate. Until recently, the interpretation and enforcement of that provision was dependent on the FDA entering into a Memorandum of Understanding (“MOU”), which required sharing of data between FDA and state agencies related to interstate distribution and complaint investigations. However, recently the FDA rescinded the MOU and now, it is anticipated that the interpretation and enforcement of Section 503A will go through a formal rulemaking process. While the rulemaking process is expected to take some time to be completed, if and when it is completed, it may adversely affect the interstate operations of compounding pharmacies and could involve significant additional costs to us in order to sell compounded formulations in certain states.

If a compounded drug formulation provided through our compounding services leads to patient injury or death or results in a product recall, we may be exposed to significant liabilities or reputational harm.

We could be adversely affected if any of our compounded formulations or similar products sold by other companies, or any products sold by other compounding pharmacies prove to be, or are asserted to be, harmful to patients. In the event of potential or actual patient harm, we may become subject to product recalls and termination or suspension of our state pharmacy licenses. Adverse events, deaths, and product recalls could harm our reputation so that physicians may be unwilling to prescribe our formulations or order any prescriptions from our pharmacies. We may also become subject to product and professional liability lawsuits, or our state pharmacy licenses could be terminated or restricted. If any of these events were to occur, we may be subject to significant litigation or other costs and loss of revenue, and we may be unable to continue our pharmacy operations and further develop and commercialize our proprietary formulations.

To the extent any of the components of approved drugs or other ingredients used by any of our acquisitions to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon medical and patient perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by compounding pharmacies could have a material adverse impact on our business.

We may be subject to fines, penalties and injunctions if we are determined to be promoting the use of products for unapproved uses.

Certain of the products available through our platform require approval by the FDA and are subject to the limitations placed by the FDA on the approved uses in the product prescribing information. Some of these products are prescribed by providers on the platform for “off-label” uses (i.e., for a use other than that specifically authorized by the FDA for the medication in question). While providers are legally permitted to prescribe medications for off-label uses, and although we believe our product promotion is conducted in material compliance with the FDA and other regulations, if the FDA determines that our product promotion constitutes promotion of an unapproved use of an approved product or of an unapproved product, the FDA could request that we modify our product promotion or subject us to regulatory and/or legal enforcement actions, including the issuance of a warning letter, injunction, seizure, civil fine and criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action if they consider the product promotion to constitute promotion of an unapproved use of an approved product or of an unapproved product, which could result in significant fines or penalties under other statutes, such as laws prohibiting false claims for reimbursement.

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We prepare and submit claims for professional services and certain of these claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our integrated care management services, because such services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our integrated care management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payers may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our customers may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with Medicare and Medicaid regulatory, guidance or policy requirements, we may be subjected to reduced reimbursement, overpayment demands or loss of eligibility to participate in these programs.

The Medicare and Medicaid programs are highly regulated, and unique requirements governing the reimbursement of professional services delivered using digital health are evolving and complicated. In addition, changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations. In particular, there is uncertainty regarding whether temporary waivers of certain Medicare conditions of participation and payment for many virtual care services and temporary expansions of the types of Medicare-covered services that can be provided remotely will continue or be made permanent. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could limit our ability to provide digital health services to our customers.

Recent and frequent state legislative and regulatory changes specific to digital health consults may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

In recent years, various government agencies, both domestic and international, have adopted an abundance of new legislation and regulations specific to digital health. In some cases, this legislation and regulation, typically targeting “direct-to-consumer”

digital health consult and pharmacy service offerings rather than specialty consultative services, such as our acute digital health solutions, incorporates informed consent, modality, medical record and other requirements. Thus, where new legislation and regulations apply to our digital health solutions, we may incur costs to monitor, evaluate and modify operational processes for compliance. All such activities increase our costs and could, in certain circumstances, impact our ability to make available digital health services in a particular state.

Risks Related to Privacy, Cybersecurity, Technology and Intellectual Property

Our proprietary software may not operate properly, which could damage our reputation, give rise to claims against us or divert application of our resources from other purposes, any of which could harm our business.

Our proprietary technology platform provides customers and patients with the ability to, among other things, register for our services, request a visit (either scheduled or on demand) and communicate and interact with providers, and allows our providers to, among other things, chart patient notes, maintain medical records and conduct visits (via video, phone or the internet). Proprietary software development is time-consuming, expensive and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary software from operating properly. We are currently implementing software with respect to a number of new applications and services. If our solutions do not function reliably or fail to achieve member, partner or customer expectations in terms of performance, we may lose or fail to grow customer usage, partners and customers could assert liability claims against us, and partners and customers may attempt to cancel their contracts with us. This could damage our reputation and impair our ability to attract or maintain health network partners and enterprise customers.

Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations. We must comply with such laws, regulations and directives and we may be subject to significant consequences, including penalties and fines, for our failure to comply. For example, as of May 25, 2018, the General Data Protection Regulation (the “GDPR”) replaced the Data Protection Directive with respect to the processing of personal data in the European Economic Area (the “EEA”). The GDPR imposes several stringent requirements for controllers and processors of personal data, including, for example, higher standards for obtaining consent from individuals to process their personal data, more robust disclosures to individuals and a strengthened individual data rights regime, shortened timelines for data breach notifications, limitations on retention and secondary use of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data and additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and could harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the EU member states may result in fines of up to €20.0 million or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher, and other administrative penalties. To comply with the data protection rules imposed by the GDPR we may be required to put in place additional mechanisms ensuring compliance. In addition, privacy laws are developing quickly in other jurisdictions where we operate, which impose similar accountability, transparency and security obligations. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

In addition, recent legal developments in Europe have created complexity and compliance uncertainty regarding certain transfers of information from the EEA to the United States. On July 16, 2020, the Court of Justice of the European Union issued its ruling in the case of the Irish Data Protection Commissioner v. Facebook Ireland and Maximillian Schrems (Case c-311/18). The ruling invalidated reliance on the EU-U.S. Privacy Shield as a lawful means to transfer personal data from the EEA to the United States, while also affirming the EU Standard Contractual Clauses (“SCCs”) as a valid data transfer solution. The Court also held that data exporters and importers may need to employ supplementary measures when using SCCs depending on the nature of the transfer and the laws of the recipient country. After the ruling, the European Data Protection Board issued draft recommendations on the use of supplementary measures. Shortly thereafter, the European Commission issued new draft SCCs.

We are analyzing these developments and their impact on our operations. If we are unable to transfer PII between and among countries and regions in which we operate, it could affect the manner in which we provide our services or could adversely affect our financial results. Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation, and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business, our brand or our reputation with customers. For example, some countries have adopted laws mandating that PII regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit PII processing to within individual countries could increase our operating costs significantly.

Like the U.S., India also does not have country level regulations and authorities to control data transfer and management. The most prominent provisions are contained in the Information Technology Act, 2000, that was amended by the Information Technology Amendment Act, 2008. In particular, Section 43A, which addresses “reasonable security practices and procedures” is complemented by the Information Technology (Reasonable Security Practices and Procedures and Sensitive Personal Data or Information) Rules, 2011 (“Personal Data Protection Rules”). The Personal Data Protection Rules prescribe directions for the collection, disclosure, transfer and protection of sensitive personal data by a company or any person acting on behalf of a company. Further, the Personal Data Protection Rules require every such company to provide a stipulated privacy policy, which is to be published on its website, for dealing with personal information, including sensitive personal data and ensuring security of all personal data collected by it.

The India Supreme Court, in a judgment delivered on August 24, 2017, held that the right to privacy is a fundamental right, following which, the Government of India set up a Committee of Experts to examine issues around, and draft a legislation on data-protection in India. The committee submitted its final report and a draft Personal Data Protection Bill to the Ministry of Electronics and Information Technology. The draft of the Personal Data Protection Bill, 2019 (“Data Protection Bill”) has been introduced before the Lok Sabha on December 11, 2019, which is currently being referred to a joint parliamentary committee by the Parliament. The Data Protection Bill proposes a legal framework governing the processing of personal data, where such data has been collected, disclosed, shared or otherwise processed within India, as well as any processing of personal data by the State, Indian companies, Indian citizens or any person or body of persons incorporated or created under India law. The Data Protection Bill defines personal data and sensitive personal data, prescribes rules for collecting, storing and processing of such data and creates rights and obligations of data-subjects and processors.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of PII, including protected health information (“PHI”). These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $119 per violation and are not to exceed $59,522 per violation, subject to a cap of $178,000,000 for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

In addition to HIPAA, certain of our operations may be subject to the regulations governing the protection patient records created by federally assisted programs for the treatment of substance use disorder (“SUD”) under 42 CFR Part 2 (the “Part 2 Rule”), implemented by the Substance Abuse and Mental Health Services Administration (“SAMHSA”). The Part 2 Rule requires additional confidentiality obligations related to SUD treatment records and generally speaking, restricts the disclosure of SUD treatment records without patient consent, other than as statutorily authorized in the context of a bona fide medical emergency, or for the purpose of scientific research, audit, or program evaluation, or based on an appropriate court order. On July 15, 2020, SAMHSA issued a final rule on the protection of SUD treatment records under the Part 2 Rule that aims to reduce delays and burdens in care coordination by more closely aligning Part 2 with the HIPAA Privacy Rule, while maintaining certain privacy protections specific to Part 2. This final rule was effective August 14, 2020. Nevertheless, we must ensure that SUD treatment records covered under Part 2 are afforded the additional legal protections mandated by Part 2.
Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations and certain states have adopted privacy and security standards that a more restrictive than HIPAA and that apply to PII in addition to PHI. For instance, the California Consumer Privacy Act (the “CCPA”), which came into effect January 1, 2020, was recently amended and expanded by the California Privacy Rights Act (“CPRA”) passed on November 3, 2020. Most of the CPRA’s substantive provisions will not take effect until January 1, 2023, however, the CPRA’s expansion of the “Right to Know” impacts personal information collected on or after January 1, 2022. Companies must still comply with the CCPA during the ramp up period before CPRA goes into effect. The CCPA and CPRA, among other things, create new data privacy obligations for covered companies and provide new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted.

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber-attacks during the pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. This myriad of data privacy and security laws and regulations and the evolving regulatory landscape create complex compliance issues for us and our clients and potentially expose us to additional expense, adverse publicity and liability.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and customer data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting customer and member confidence. Customers may curtail their use of, or stop using, our services or our customer base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of client and patient information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and customer information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard PHI and PII to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security assessments. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of customers’ proprietary and protected health information.

We also publish statements to our customers that describe how we handle and protect PHI and PII. If federal or state regulatory authorities or private litigants consider any portion of these statements to be untrue, we may be subject to claims of deceptive practices, which could lead to significant liabilities and consequences, including, without limitation, costs of responding to investigations, defending against litigation, settling claims and complying with regulatory or court orders.

We also send short message service(“SMS”), text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, or form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

We rely on data center providers, Internet infrastructure, bandwidth providers, third-party computer hardware and software, other third parties and our own systems for providing services to our customers, and any failure or interruption in the services provided by these third parties or our own systems could expose us to litigation and negatively impact our relationships with customers, adversely affecting our brand and our business.

We serve all of our customers leveraging a multi-cloud architecture using four vendors: Armor Defense; AWS, Microsoft Azure, and Google. This architecture provides redundancy, cost savings, and reduces our reliance on one single vendor. The actual instances are geographically diverse to insulate our applications from local failures, and have an additional layer of redundancy provided by company managed data centers. While we control and have access to our servers, we do not control the operation of these facilities. The cloud vendors and the owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, or if one of our cloud vendors or data center operators is acquired, we may be required to transfer our servers and other infrastructure to a new vendor or a new data center facility, and we may incur significant costs and possible service interruption in connection with doing so. Problems faced by our cloud vendors or third-party data center locations with the telecommunications network providers with whom we or they contract or with the systems by which our telecommunications providers allocate capacity among their customers, including us, could adversely affect the experience of our customers. Our cloud vendors or third-party data center operators could decide to close their facilities without adequate notice. In addition, any financial difficulties, such as bankruptcy faced by our cloud vendors or third-party data centers operators or any of the service providers with whom we or they contract may have negative effects on our business, the nature and extent of which are difficult to predict.

Additionally, if our cloud vendors or data centers are unable to keep up with our growing needs for capacity, this could have an adverse effect on our business. For example, a rapid expansion of our business could affect the service levels at our cloud vendors or data centers or cause such cloud systems or data centers and systems to fail. Any changes in third-party service levels at our cloud vendors or data centers or any disruptions or other performance problems with our products and services could adversely affect our reputation and may damage our customers’ stored files or result in lengthy interruptions in our services. Interruptions in our services may reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscriptions, subject us to potential liability or adversely affect customer renewal rates.

We also rely on computer hardware purchased or leased and software licensed from third parties in order to offer our services, including software from Google, , Microsoft, Apple, Audiocodes, Atlassian, Perforce, PMease and Redhat Corporation, and routers and network equipment from Cisco, Dell, Lenovo and Hewlett-Packard Company. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

Our ability to deliver our internet-based and mobile-application based services depends on the development and maintenance of the infrastructure of the internet by third parties. This includes maintenance of a reliable network backbone with the necessary speed, data capacity, bandwidth capacity and security. Our services are designed to operate without interruption. However, we may experience future interruptions and delays in services and availability from time to time. In the event of a catastrophic event with respect to one or more of our systems or those of our service providers, we may experience an extended period of system unavailability, which could negatively impact our relationship with customers, providers, partners, and suppliers.

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability or adversely affect client renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

If our security measures fail or are breached and unauthorized access to a customer’s data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers.

Our services involve the storage and transmission of customers’ proprietary information, sensitive or confidential data, including valuable intellectual property and personal information of employees, customers and others, as well as the protected health information, or PHI, of our customers. Because of the extreme sensitivity of the information we store and transmit, the security features of our computer, network and communications systems infrastructure are critical to the success of our business. A breach or failure of our security measures, or the security of our data storage vendors, could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, malicious code (including ransomware), cyber-attacks by computer hackers, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors or catastrophic events. Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive client data (including PHI), a loss of or damage to our data or an inability to access data sources or process data or provide our services to our customers. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems, and we have not been immune to this risk. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customer or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We may experience cybersecurity and other breach incidents that remain undetected for an extended period. Because techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, or if we are unable to effectively resolve such breaches in a timely manner, the market perception of the effectiveness of our security measures could be harmed and we could lose sales, customers, which could have a material adverse effect on our business, operations, and financial results.

We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, ransomware and demands, harm to our reputation, protracted and costly litigation or significant liability.

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including PII and PHI of customers, employees and others. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, customer data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches, ransomware and other security incidents that we, our third-party service providers or our clients may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our clients or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks were heightened due to our remote workforce due to the COVID-19 pandemic, and there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation of ransomware attacks around the world. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our clients’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, clients and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

Due to applicable laws and regulations or contractual obligations, we may also be held responsible for any failure or cybersecurity breaches attributed to our third-party service providers as they relate to the information that we share with them. Although we generally have agreements relating to data privacy and security in place with our third-party service providers, they are limited in nature and we cannot guarantee that such agreements will prevent the accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information, or enable us to obtain reimbursement from third-party service providers in the event we should suffer incidents resulting in accidental or unauthorized access to or disclosure, loss, destruction, disablement or encryption of, use or misuse of or modification of confidential, proprietary or sensitive information, including personal information. In addition, because we do not control our third-party service providers and our ability to monitor their data security is limited, we cannot ensure the security measures they take will be sufficient to protect confidential, proprietary or sensitive information (including personal information).

Regardless of whether a security incident or act of fraud involving our solutions is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of client business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our financial condition, results of operations and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights.

In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights. Companies in the Internet and technology industries are increasingly bringing and becoming subject to suits alleging infringement of proprietary rights, particularly patent rights, and our competitors and other third parties may hold patents or have pending patent applications, which could be related to our business.

These risks have been amplified by the increase in third parties, which we refer to as non-practicing entities, whose sole primary business is to assert such claims. Regardless of the merits of any intellectual property litigation, we may be required to expend significant management time and financial resources on the defense of such claims, and any adverse outcome of any such claim or the above referenced review could have a material adverse effect on our business, financial condition or results of operations. We expect that we may receive in the future notices that claim we or our customers using our products have misappropriated or misused other parties’ intellectual property rights, particularly as the number of competitors in our market grows and the functionality of applications amongst competitors overlaps. Any future litigation, whether or not successful, could be extremely costly to defend, divert our management’s time, attention and resources, damage our reputation and brand and substantially harm our business.

In addition, in most instances, we have agreed to indemnify our customers against certain third-party claims, which may include claims that our products infringe the intellectual property rights of such third parties. Our business could be adversely affected by any significant disputes between us and our customers as to the applicability or scope of our indemnification obligations to them. The results of any intellectual property litigation to which we may become a party, or for which we are required to provide indemnification, may require us to do one or more of the following:
•cease offering or using technologies that incorporate the challenged intellectual property;
•make substantial payments for legal fees, settlement payments or other costs or damages;
•obtain a license, which may not be available on reasonable terms, to sell or use the relevant technology; or
•redesign technology to avoid infringement.

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect on our business, financial condition and results of operations.

We are currently party to, and may enter into future, in-bound intellectual property license agreements. We may not be able to fully protect the intellectual property rights licensed to us or maintain those licenses. Our licensors may retain the right to prosecute and defend the intellectual property rights licensed to us, in which case we would depend on the ability of our licensors to obtain, maintain and enforce intellectual property protection for the licensed intellectual property. These licensors may determine not to pursue litigation against other companies or may pursue such litigation less aggressively than we would. In addition, such licenses may only provide us with non-exclusive rights, which could allow other third parties, including our competitors, to utilize the licensed intellectual property rights. Further, our in-bound license agreements may impose various diligence, commercialization, royalty or other obligations on us. Our licensors may allege that we have breached our license agreement with them, and accordingly seek to terminate our license, which could adversely affect our competitive business position and harm our business prospects.

Any failure to protect our intellectual property rights could impair our ability to protect our technology and our brand.

Our success depends in part on our ability to enforce our intellectual property and other proprietary rights. We rely upon a combination of patent, trademark, copyright, and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. Glocal currently has a pending patent application in India and may file for additional patents in India in the future. In addition, we attempt to protect our intellectual property and proprietary information by requiring our employees, consultants and certain of our contractors to execute confidentiality and assignment of inventions agreements. These laws, procedures and restrictions provide only limited protection and any of our intellectual property rights may be challenged, invalidated, circumvented, infringed or misappropriated. To the extent that our intellectual property and other proprietary rights are not adequately protected, third parties may gain access to our proprietary information, develop and market solutions similar to ours or use trademarks similar to ours, each of which could materially harm our business. Unauthorized parties may also attempt to copy or obtain and use our technology to develop applications with the same functionality as our products, and policing unauthorized use of our technology and intellectual property rights is difficult and may not be effective. The failure to adequately protect our intellectual property and other proprietary rights could have a material adverse effect on our business, financial condition and results of operations.
Risks Related to Tax
Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes, which could adversely affect our results of operations.
We currently operate in all 50 states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.
Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for digital health services, which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states for digital health services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Additionally, we do not collect value-added tax or similar taxes in certain foreign jurisdictions based on our belief that our services are not subject to such taxes. Certain states or foreign jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition and results of operations.
We are subject to income taxes in the United States and other jurisdictions, and our tax liabilities will be subject to the allocation of expenses in differing jurisdictions. Our future effective tax rates could be subject to volatility or adversely affected by a number of factors, including:
•changes in the valuation of our deferred tax assets and liabilities;
•expected timing and amount of the release of any tax valuation allowances;
•tax effects of stock-based compensation;
•costs related to intercompany restructurings;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.
In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition and results of operations.
General Risks Related to the Company

Our only significant assets are our ownership interests in UpHealth Holdings and Cloudbreak and such ownership may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

We have no direct operations and no significant assets other than our ownership of UpHealth Holdings and Cloudbreak. We depend on UpHealth Holdings and Cloudbreak for distributions, loans and other payments to generate the funds necessary to meet our financial obligations, including our expenses as a publicly traded company and to pay any dividends with respect to our Common Stock. The financial condition and operating requirements of UpHealth Holdings and Cloudbreak may limit our ability to obtain cash from UpHealth Holdings or Cloudbreak. The earnings from, or other available assets of, UpHealth Holdings or Cloudbreak may not be sufficient to pay dividends or make distributions or loans to enable us to pay any dividends on our Common Stock or satisfy our other financial obligations.

The ability of UpHealth Holdings or Cloudbreak to make distributions, loans and other payments to us for the purposes described above and for any other purpose may be limited by credit agreements to which UpHealth Holdings or Cloudbreak is party from time to time. Any loans or other extensions of credit to us from UpHealth Holdings or Cloudbreak will be permitted only to the extent there is an applicable exception to the investment covenants under these credit agreements. Similarly, any dividends, distributions or similar payments to us from UpHealth Holdings or Cloudbreak will be permitted only to the extent there is an applicable exception to the dividends and distributions covenants under these credit agreements.

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

There can be no assurance that UpHealth will be able to comply with the continued listing standards of the NYSE.

UpHealth’s Common Stock is listed on the NYSE under the symbol “UPH”. UpHealth’s continued eligibility for listing may depend on the number of the Company’s shares that are redeemed. If the NYSE delists UpHealth’s shares from trading on its exchange for failure to meet the listing standards, UpHealth and its stockholders could face significant material adverse consequences including:

•a limited availability of market quotations for UpHealth’s securities;
•a determination that UpHealth Common Stock is a “penny stock” which will require brokers trading in UpHealth Common Stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of UpHealth Common Stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

Although the Company conducted due diligence on UpHealth Holdings and Cloudbreak in connection with the Business Combinations, the Company cannot assure you that this diligence revealed all material issues that may be present in UpHealth Holdings’ or Cloudbreak’s business, as applicable, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s, UpHealth Holdings’ and Cloudbreak’s control will not later arise. As a result, the Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

UpHealth incurs significant increased expenses and administrative burdens as a public company, which may have an adverse effect on its business, financial condition and results of operations.

UpHealth faces increased legal, accounting, administrative and other costs and expenses as a public company that UpHealth Holdings and Cloudbreak did not incur as private companies. The Sarbanes-Oxley Act, including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements increase costs and make certain activities more time-consuming. A number of those requirements require UpHealth to carry out activities that neither UpHealth Holdings nor Cloudbreak did previously. For example, UpHealth has created new board committees and adopted new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements have been, and will continue to be, incurred. Furthermore, if any issues in complying with those requirements are identified (for example, if the auditors or the Company identifies a material weakness or significant deficiency in the internal control over financial reporting), UpHealth could incur additional costs rectifying those issues, and the existence of those issues could adversely affect UpHealth’s reputation or investor perceptions of it. It may also be more expensive to obtain director and officer liability insurance. Risks associated with UpHealth’s status as a public company may make it more difficult to attract and retain qualified persons to serve on the UpHealth Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs have required, and will continue to require, UpHealth to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by stockholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

Certain of our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Common Stock.

In the private placement of units that occurred concurrently with our IPO, our Founders acquired 567,500 private warrants. The private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the IPO, in which case the 567,500 private warrants could be redeemed by the Company for $5,675. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to our own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, as described in our financial statements included in this Annual Report, we are accounting for these private warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Common Stock.

The Company’s ability to be successful is totally dependent upon the efforts of its key personnel.

The Company’s ability to be successful is dependent upon the efforts of the Company. Furthermore, while the Company intends to closely scrutinize any individuals it hires in the future, it cannot assure you that its assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause the Company to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect its operations.

Our stockholders may not be able to enforce judgments entered by U.S. courts against certain of our officers and directors.

We are incorporated in the State of Delaware. However, of our directors and executive officers may reside outside of the United States. As a result, stockholders of the Company may not be able to effect service of process upon those persons within the U.S. or enforce against those persons judgments obtained in U.S. courts.

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of its securities.

The price of the Company’s securities may fluctuate significantly due to the market’s reaction to the Company’s financial performance and general market and economic conditions. An active trading market for the Company’s securities may never develop or, if developed, it may not be sustained. In addition, the price of the Company’s securities can vary due to general economic conditions and forecasts, the Company’s general business condition and the release of the Company’s financial reports. Additionally, if the Company’s securities become delisted from the NYSE for any reason, and are quoted on the OTC Bulletin Board (an inter-dealer automated quotation system for equity securities that is not a national securities exchange), the liquidity and price of the Company’s securities may be more limited than if the Company’s securities were quoted or listed on the NYSE or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If the Company fails to introduce or acquire new products or services that achieve broad market acceptance on a timely basis, or if its products or services are not adopted as expected, the Company will not be able to compete effectively.

The Company operates in a highly competitive, quickly changing environment, and its future success depends on its ability to develop or acquire, and introduce new products and services that achieve broad market acceptance. The Company’s ability to successfully introduce and market new products is unproven. Because the Company has a limited operating history and the market for its products, including newly acquired or developed products, is rapidly evolving, it is difficult to predict the Company’s operating results, particularly with respect to any new products that it may introduce. The Company’s future success will depend in large part upon its ability to identify demand trends in the market in which it will operate and quickly develop or acquire, and design, manufacture and sell, products and services that satisfy these demands in a cost-effective manner.

In order to differentiate the Company’s products and services from competitors’ products, the Company will need to increase focus and capital investment in research and development, including software development. If any products currently sold by, and services offered by, the Company do not continue, or if the Company’s new products or services fail to achieve widespread market acceptance, or if we are unsuccessful in capitalizing on opportunities in the market in which the Company will operate, the Company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Successfully predicting demand trends is difficult, and it is very difficult to predict the effect that introducing a new product or service will have on existing product or service sales. It is possible that the Company may not be successful with its new products and services, and as a result the Company’s future growth may be slowed and its business, results of operations and financial condition could be materially adversely affected. Also, the Company’s may not be able to respond effectively to new product or service announcements by competitors by quickly introducing competitive products and services.

In addition, the Company may acquire companies and technologies in the future. In these circumstances, the combined company may not be able to successfully manage integration of the new product and service lines with the combined company’s existing suite of products and services. If the Company is unable to effectively and successfully further develop these new product and service lines, the post-combination company may not be able to increase or maintain sales, and the Company’s gross margin may be adversely affected.

Furthermore, the success of the Company’s new products will depend on several factors, including, but not limited to, market demand costs, timely completion and introduction of these products, prompt resolution of any defects or bugs in these products, the Company’s ability to support these products, differentiation of new products from those of the Company’s competitors, market acceptance of these products, delays and quality issues in releasing new products and services. The occurrence of one or more of the foregoing factors may result in lower quarterly revenue than expected, and the Company may in the future experience product or service introductions that fall short of its projected rates of market adoption.

If the Company’s products and services fail to achieve and sustain sufficient market acceptance, the combined company’s revenue will be adversely affected.

The Company’s success will depend on its ability to develop and market products and services that are recognized and accepted as reliable, enabling and cost-effective. Some potential customers of the combined company may already use products or services similar to what the Company currently offers and similar to what the Company may offer in the future and may be reluctant to replace those products or services with what the Company currently offers or which the combined company may offer in the future. Market acceptance of the Company’s products, services and technology will depend on many factors, including the Company’s ability to convince potential customers that the Company’s products, services and technology are an attractive alternative to existing products, services and technology. Prior to adopting the Company’s products, services and technology, some potential customers may need to devote time and effort to testing and validating the Company’s systems. Any failure of the Company’s systems to meet these customer benchmarks could result in potential customers choosing to retain their existing systems or to purchase systems other than the combined company’s.

If the Business Combinations’ benefits do not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the benefits of the Business Combinations do not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

In addition, fluctuations in the price of the Company’s securities could contribute to the loss of all or part of your investment. Any of the factors listed below could have a material adverse effect on your investment in the Company’s securities and the Company’s securities may trade at prices significantly below the price you paid for them. In such circumstances, the trading price of the Company’s securities may not recover and may experience a further decline.
Factors affecting the trading price of the Company’s securities may include:

•actual or anticipated fluctuations in the post-combination company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the post-combination company;
•changes in the market’s expectations about the post-combination company’s operating results;
•success of competitors;
•the post-combination company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the post-combination company or the market in general;

•operating and stock price performance of other companies that investors deem comparable to the post-combination company’s;
•the post-combination company’s ability to market new and enhanced services and products on a timely basis;
•changes in laws and regulations affecting the post-combination company’s business;
•commencement of, or involvement in, litigation involving the Company;
•changes in the post-combination company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of the post-combination company’s securities available for public sale;
•any major change in the board or management;
•sales of substantial amounts of Common Stock by the post-combination company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

The trading market for the Company’s securities will be influenced by the research and reports that industry or securities analysts may publish about the Company, its business, its market, or its competitors. Securities and industry analysts do not currently, and may never, publish research on the Company. If no securities or industry analysts commence coverage of the Company, the Company’s stock price and trading volume would likely be negatively impacted. If any of the analysts who may cover the Company, change their recommendation regarding the Company’s stock adversely, or provide more favorable relative recommendations about the Company’s competitors, the price of the Company’s securities would likely decline. If any analyst who may cover the Company were to cease coverage of the Company or fail to regularly publish reports on it, the Company could lose visibility in the financial markets, which could cause its stock price or trading volume to decline.

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

Resales of our shares of Common Stock could depress the market price of our Common Stock.

We have approximately 144,278,969 shares of Common Stock outstanding at December 31, 2021. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of Common Stock issued as merger consideration, and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the expiration of any applicable lockup period (with regard to the merger consideration and the shares held by officers, directors and other affiliates) or the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 will also become available for the resale of shares of our Common Stock that are not registered for resale once one year has elapsed from June

14, 2021, which is the date that we filed the Current Report on Form 8-K following the closing of the Business Combinations that included the required Form 10 information that reflected that we are no longer a shell company. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.

Anti-takeover provisions contained in our Second Amended and Restated Certificate of Incorporation as well as provisions of Delaware law, could impair a takeover attempt.

Our Second Amended and Restated Certificate of Incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. The Company is also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for the Company’s securities. These provisions include:

•no cumulative voting in the election of directors, which limits the ability of minority stockholders to elect director candidates;
•a classified board of directors with three-year staggered terms, which could delay the ability of stockholders to change the membership of a majority of the Board;
•the right of our Board to elect a director to fill a vacancy created by the expansion of our Board or the resignation, death or removal of a director in certain circumstances, which prevents stockholders from being able to fill vacancies on our Board;
•a prohibition on stockholder action by written consent, which forces stockholder action to be taken at an annual or special meeting of our stockholders; and
•the requirement that a meeting of stockholders may only be called by members of our Board or the stockholders holding a majority of our shares, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors.

These provisions, alone or together, could delay hostile takeovers and changes in control of UpHealth or changes in the Board and UpHealth’s management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the DGCL, which prevents some stockholders holding more than 15% of our outstanding Common Stock from engaging in certain business combinations without approval of the holders of substantially all of our Common Stock. Any provision of the Second Amended and Restated Certificate of Incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our Common Stock and could also affect the price that some investors are willing to pay for our Common Stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act, and if we fail to continue to comply, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although attestation requirements by our independent registered public accounting firm are not presently applicable to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company will be required to provide management’s assessment on internal controls commencing with the annual report for fiscal year ended December 31, 2022, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of UpHealth Holdings and Cloudbreak as privately-held companies. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify additional material weaknesses in the internal control over financial reporting of the Company or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Common Stock could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

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

The Company’s Second Amended and Restated Certificate of Incorporation provides, subject to limited exceptions, that the Court of Chancery of the State of Delaware and the federal district courts of the United States of America will be the sole and exclusive forums for substantially all disputes between the Company and its stockholders, which could limit the Company’s stockholders’ ability to obtain a favorable judicial forum for disputes with the Company or its directors, officers, or employees.

Our Second Amended and Restated Certificate of Incorporation requires, to the fullest extent permitted by law, that derivative actions brought in our name, actions against our directors, officers, and employees for breach of fiduciary duty and other similar actions may be brought only in the Court of Chancery in the State of Delaware and, if brought outside of Delaware, the stockholder bringing the suit will be deemed to have consented to service of process on such stockholder’s counsel except any action (A) as to which the Court of Chancery in the State of Delaware determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (B) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, (C) for which the Court of Chancery does not have subject matter jurisdiction, or (D) any action arising under the Securities Act, as to which the Court of Chancery and the federal district courts of the United States of America shall, to the fullest extent permitted by law, be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock shall be deemed to have notice of and consented to the forum provisions in our Second Amended and Restated Certificate of Incorporation. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or employees which may discourage lawsuits with respect to such claims, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. However, there is no assurance that a court would enforce the choice of forum provision contained in our Second Amended and Restated Certificate of Incorporation. If a court were to find such provision to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

Our Second Amended and Restated Certificate of Incorporation provides that the exclusive forum provision will be applicable to the fullest extent permitted by applicable law. Section 27 of the Exchange Act creates exclusive federal jurisdiction over all suits brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. As a result, the exclusive forum provision will not apply to suits brought to enforce any duty or liability created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction.

The future exercise of registration rights may adversely affect the market price of our Common Stock.

Certain of our stockholders have registration rights for restricted securities. We are obligated to register certain securities, including all of the shares of Common Stock held by the Initial Stockholders, as well as certain shares of Common Stock held by former securities holders of UpHealth Holdings and Cloudbreak. We are obligated to (i) file a resale “shelf” registration statement to register such securities and (ii) use reasonable best efforts to cause such registration statement to be declared effective by the SEC as soon as reasonably practicable after the filing. Sales of a substantial number of shares of Common Stock pursuant to the resale registration statement in the public market could occur at any time the registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Common Stock.

Item 1B.    Unresolved Staff Comments
None.
Item 2.    Properties
The following table sets forth the location, approximate square footage, and primary use of each of the principal properties we occupied as of December 31, 2021:

Segment	Location	Approximate Square Footage	Primary Use
Corporate/Services	Delray Beach, Florida	34,414	Corporate headquarters and customer care center
Services	Delray Beach, Florida	43,787	Customer care center
Services	Delray Beach, Florida	115,372	Customer care center
Services	North Salt Lake, Utah	43,543	Corporate office, manufacturing and warehouse
Services	Saint Louis, Missouri	8,223	Corporate office and customer care center
Virtual Care Infrastructure	Columbus, Ohio (1)	20,455	Corporate office
Virtual Care Infrastructure	El Segundo, California (1)	12,251	Corporate office
Integrated Care Management	Chicago, Illinois	6,316	Corporate office
Integrated Care Management	San Francisco, California	11,742	Corporate office
(1) Substantially all of these facilities are subleased.
We lease all of our properties, with the exception of certain properties in India that are owned by Glocal. Additionally, we have either exited or are in the process of exiting 5 of our corporate office leases within the Virtual Care Infrastructure segment. We believe our facilities are suitable to meet our current and reasonably anticipated future needs. However, we regularly evaluate operating properties and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.
Item 3.    Legal Proceedings
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Our material legal proceedings are described in Part II, Item 8 of this Annual Report in the Notes to Consolidated Financial Statements in Note 18, Commitments and Contingencies.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock and warrants are traded on the New York Stock Exchange under the symbols UPH and UPH.WS, respectively. As of February 28, 2022, there were approximately 178 stockholders of record of our common stock. As of February 28, 2022, there were approximately 35 holders of record of our warrants.
Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future.

Registered Sales of Equity Securities

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

Purchase of Equity Securities

We did not repurchase any of our common stock in the open market or in privately negotiated transactions during the year ended December 31, 2021.

Equity Compensation Plans

See Part III, Item 12 for information relating to securities authorized for issuance under our equity compensation plans.

Item 6.    [Reserved]
Not applicable.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following management’s discussion and analysis in conjunction with our consolidated financial statements and related notes included under Part II, Item 8 of this Annual Report. Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “UpHealth,” the “Company,” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries.
Formation
UpHealth Services, Inc. was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital health, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. UpHealth Holdings, Inc. (“UpHealth Holdings”) became the sole shareholder of with UpHealth Services, Inc. through a reorganization with UpHealth Services, Inc.’s original shareholders when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across three segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b)Virtual Care Infrastructure—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); and (c) Services—through its subsidiaries Innovations Group, Inc. (“Innovations Group”), Behavioral Health Services, LLC (“BHS”), and TTC Healthcare, Inc. (“TTC”). On June 9, 2021, UpHealth (fka GigCapital2) acquired UpHealth Holdings and its subsidiaries, which added Cloudbreak Health, LLC (“Cloudbreak”) to the Virtual Care Infrastructure segment.

Completed Business Combinations
On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The operating results for BHS for the year ended December 31, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Annual Report.
On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The operating results for Thrasys for the year ended December 31, 2021 are included in the UpHealth, Inc. consolidated financial statements provided with this Annual Report.
On January 25, 2021, UpHealth Holdings acquired TTC, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and TTC, in exchange for consideration in the form of a promissory note in the amount of $12.1 million and shares of UpHealth Holdings common stock. Beginning January 25, 2021, the results of operations of TTC are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of TTC from January 25, 2021 through December 31, 2021.
Glocal is now a controlled (but not wholly-owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock and a $8.7 million note, which was paid in June 2021. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. The fourth step concluded on August 27, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 94.81% of the outstanding equity of Glocal, and delivered $20.0 million in cash to the selling shareholders. UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Beginning March 26, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations, liquidity, and capital resources of Glocal from March 26, 2021 through December 31, 2021.
On April 27, 2021, UpHealth Holdings acquired Innovations Group, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations Group, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Beginning April 27, 2021, the results of operations of Innovations Group are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of Innovations Group from April 27, 2021 through December 31, 2021.
On June 9, 2021, UpHealth acquired Cloudbreak, which became a wholly-owned subsidiary, pursuant to the terms of a Business Combination Agreement between UpHealth and Cloudbreak, in exchange for consideration in the form of a promissory note in the amount of $36.6 million and shares of UpHealth common stock. Beginning June 9, 2021, the results of operations of Cloudbreak are consolidated with those of UpHealth in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of Cloudbreak from June 9, 2021 through December, 2021.
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly-owned subsidiary, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owned a majority of the voting power of the combined company, UpHealth Holdings comprised 75% of the ongoing operations of the combined entity, UpHealth Holdings controlled a majority of the governing body of the combined company, and UpHealth Holdings’ senior management comprised most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes only the results of operations and liquidity and capital resources of UpHealth from June 9, 2021 through December 31, 2021.
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
UpHealth, Inc. Business Overview
Integrated Care Management Segment - Thrasys
Thrasys Overview
Thrasys provides its customers with an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM,” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs. Thrasys focuses on both the United States and international markets. SyntraNetTM is offered as a software-as-a-service (“SaaS”) platform. Information, analytics, and applications are delivered to care team members on desktops, tablets, and phones, as needed. An advanced protected health information (“PHI”) framework controls access to information based on roles, rights, policies, and scope of consent. The platform includes innovations in a number of areas: application and information models for connected care communities (an extension of multi-tenant architectures), integration and normalization of heterogeneous data sources, configurable software services and open application programming interfaces (“APIs”), advanced analytics and intelligence, scalable workflows and rules, protected health information management, and user interfaces ready for the proliferation of device types and interaction modes.
Thrasys Key Business Metrics
Revenue
Thrasys derives revenue broadly from the sales of (a) products—with associated license, subscription, and hosting fees and (b) services— largely to implement, configure, and extend the technology, and train and on-board users on the use of the platform and applications.
Licenses and Subscriptions Revenue. License revenues are typically associated with rights granted to customers to deploy the platform to a certain number of care communities of a certain size, usually measured as the total population of patients that can be included within a care community. License revenues are recognized based on the nature of the license provided, either fully on the date license rights are granted to the customer if there are no further performance obligations or ratably over the license term beginning on the effective date of each contract, the date the customer takes possession of the license rights.
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
Services. The majority of Thrasys’ contracts to provide professional services are priced on a time and materials basis, whereby revenues are recognized as the services are rendered. In some cases, Thrasys enters into professional services contracts where professional services fees are defined for specific milestones, whereby revenues are recognized upon achievement of the milestones.
Cost of Goods and Services
Cost of goods and services for Thrasys include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team; and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. Thrasys also anticipates added costs for third-party licenses that will be added as the scope and footprint of the technology platform expands.
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
Third-Party Product Licenses. SyntraNetTM embeds certain third-party technology components to support some of its technology capabilities. There are multiple vendors for these components, and Thrasys is not dependent on any specific vendor.
Professional Services Team. Thrasys’ professional services team works closely with the product team and is best understood as an “A-team” created to lead showcase implementations. The goal is to keep the professional services team small in order to focus it on deploying reference customers and facilitating the on-boarding and coaching of systems integration partners.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses include an internal sales and marketing team and contracts with business development consultants to generate and qualify leads, and an allocation of facilities, information technology, and depreciation costs.
Research and Development (“R&D”) Expenses. Thrasys continues to invest in R&D. The core R&D team consists of a small team of very experienced software developers. Beginning in 2019, Thrasys added considerable capacity via a consulting group with whom it has been working for over ten years. The team, based in Chicago, functioned much like the Thrasys internal team, until they were brought in-house in June 2021. R&D expenses also includes an allocation of facilities, information technology, and depreciation costs.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services, S&M expenses, and R&D expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Thrasys.
Virtual Care Infrastructure Segment - Glocal and Cloudbreak
Glocal Overview
Glocal is a technology and process-based healthcare platform providing its customer comprehensive primary care and specialty consultations for a fraction of the cost of traditional healthcare delivery systems, through telemedicine, digital dispensaries, and technology-based hospital centers. Glocal has been awarded by the United Nation’s (“UN”) Innovation Exchange with the Public Appreciation Award 2020 as a cutting-edge technology to meet the sustainable development goals of the UN.
Glocal pioneered the development of a semantic algorithm and AI-based clinical decision support system called LitmusDX, which helps deliver healthcare through telemedicine in its HelloLyf CX digital dispensaries and HelloLyf HX digital hospital, utilizing a telemedicine terminal called LitmusMX and an automated medicine dispenser called LitmusRX.
LitmusMX is used for recording the vitals of the patient, consultations with a doctor over video conferencing from miles away, and routine card-based point-of-care tests, and also contains a fully automatic biochemistry analyzer. The software may also suggest further investigations. If the doctor agrees, they can order further rapid tests, such as for dengue or malaria, for which kits are available. When the doctor selects a prescription, LitmusMX talks to the LitmusRX automated medicine dispensing unit, which delivers the required dosages of the medicines. Theoretically, the algorithm can be fine-tuned to arrive at a final diagnosis and prescription on its own. In addition to these solutions is one of the world’s top end-to-end Clinical Decision Support System (“CDSS”), named LitmusDX, along with a web interface, named HelloLyf, which integrates practice management with diagnostic algorithms, investigation interpretation, treatment protocols, drug safety checks, and electronic medical records.
Glocal’s HelloLyf CX digital dispensary was selected by United Nations AID as a cutting-edge technology solution to reach the UN’s sustainable development goals. Unlike other telemedicine centers seen today, Glocal’s HelloLyf CX digital dispensary is an innovative, hybrid, brick-and-mortar center, which provides complete primary and emergency healthcare solutions, such as consultation, confirmatory tests, and medicines, from a single point through the use of LitmusMX and LitmusRX. During the COVID-19 pandemic, Glocal’s innovative HelloLyf CX digital dispensaries successfully used ultraviolet C light disinfection, acrylic separation, and positive air pressure to create the first line for defense of health workers and patients against all forms of infectious and contagious diseases, including COVID-19.
In September 2021, Glocal delivered its first digital hospital in the Indian state of Nagaland, providing 88 e-ICU beds with connected ventilators and injection syringe pump. This digital hospital utilizes Glocal’s HelloLyf patient management, digital health, and decision support software to provide and coordinate outpatient care, emergency care, radiology and imaging, intensive care, high-dependency care, inpatient care, and dialysis.
While Glocal’s customers are located in regions in India and Southeast Asia, Glocal generates the majority of its revenue in India. Glocal’s telemedicine/HelloLyf CX digital dispensaries have been functional in India mainly through the government and are primarily housed in government facilities, which provide services that are free to the beneficiaries. After successful implementation of projects in the Indian states of Rajasthan, Odisha, and West Bengal, Glocal won a contract to set-up 550+ HelloLyf CX digital dispensaries in the Indian State of Madhya Pradesh, resulting in a total of 750+ government-placed nodes across India.
Glocal has begun focusing on a business-to-business (“B2B”) model where the HelloLyf CX digital dispensaries are sold to B2B partners/customers, who operate them with a revenue-share to Glocal. This results in lower revenues but higher margins.
Glocal also owns nine hospitals, four of which it operates and five of which it has contracted with third parties to operate with Glocal receiving a revenue-share.
Factors Affecting the Industry and Comparability of Results
COVID-19
Glocal’s revenues dipped during COVID-19, particularly during the April to June 2020 quarter, due to a reduction in physical touch points resulting from the lockdowns; however, those stabilized during the July to September 2020 quarter. In addition, between April and December 2020, four of Glocal’s hospitals were requisitioned temporarily by the respective state government for Covid-19 response. All of the requisitioned hospitals were released by September 2021. The relevant governments are required to compensate Glocal for this period and the impact to revenues, costs and expenses has not been material. Currently, Glocal does not anticipate these or any future requisitions will have a material impact. For the HelloLyf CX digital dispensaries, there has been a delay in shipping orders due to a logistics slowdown. While the contracts are covered by force majeure clauses, the risk of cancellation of contracts has not risen, but revenue growth has been delayed. Glocal’s order book has seen a significant increase which Glocal believes will continue; however, the impact of COVID-19 remains fluid and order fulfillment for HelloLyf CX digital dispensaries may be impacted by continued logistics bottlenecks.

Glocal Key Business Metrics
Revenue
Services. Services revenue is generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.
Products. Products revenue is generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.
Cost of Goods and Services
Cost of goods and services consist primarily of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.
Operating Expenses
Sales and Marketing Expenses. S&M expenses are comprised of compensation and benefits related to Glocal’s sales personnel, travel expenses, and expenses related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.
General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
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
Cloudbreak’s core offering, known as Martti™ (My Accessible Real-Time Trusted Interpreter), is a video remote interpreting solution that puts qualified and certified medical interpreters at the fingertips of clinical care teams nationwide through Cloudbreak’s proprietary software platform. Having one of the largest installed bases of video endpoints in the nation, Cloudbreak has expanded its operations to include other telemedicine use cases as well, including tele-stroke, tele-psychiatry, tele-urology, and tele-quarantine, among others, all over the same infrastructure. Cloudbreak has also recently launched a home health virtual visit platform enabling its healthcare system partners to see their patients remotely on any device, at anytime, anywhere the patient may be, and in any language they may speak. Cloudbreak’s client base spans the entire healthcare continuum including hospitals and health systems, Federally Qualified Healthcare Clinics, urgent care centers, stand alone clinics and medical practices, employers, and schools.
Cloudbreak’s Telemedicine-as-a-Service (“TaaS”) business model aligns interests between Cloudbreak and its clients, creating a partnership targeted towards forming long-term agreements with sustainable and mutually beneficial growth models for all stakeholders. Cloudbreak has specifically structured itself to not have a captive medical group as it believes that creates a conflict of interest with its client base, as local health systems do not want to suffer patient leakage to a technology partner or be forced to use a provider network. As a result, Cloudbreak has the freedom to match its partners with centers of excellence on its network, who can satisfy their specific needs and strategy without fear of competing for the patient’s attention, and thereby avoid the employment and maintenance of a medical group, which is a lower margin and a more labor intensive activity.
Cloudbreak Key Business Metrics

Revenue
Services. Services revenue is generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Cloudbreak also records ancillary revenue from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, Cloudbreak’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Martti™ device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date.
Products. Products revenue consists of the sale of Martti™ devices to its customers. Sale of Martti™ devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts are typically due within 30 days of the invoice date.
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
Operating Expenses
Sales and Marketing Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events including related wages, commissions and travel expenses, and an allocation of facilities, information technology, and depreciation costs.
General and Administrative Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M.
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
MedQuest Pharmacy is a full-service retail and compounding pharmacy licensed in 50 states and the District of Columbia that has relationships with both prescribers and patients, dispenses patient-specific medications, and ships directly to patients. The business model is driven by cash-pay and prescription volume-based revenue generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, mailed, verbal, and faxed orders. It delivers both compounded and legend (also referred to as manufactured) drugs and is capable of serving as a retail or national fulfillment center, as a personalized medication administration partner with prescribers, and as a lifestyle wellness direct-to-consumer offering. Its proprietary software and operating system, eMedplus, is Electronic Prescribing of Controlled Substances Certified (“EPCS”) by the U.S. Drug Enforcement Administration (“DEA”) and provides prescribers with a full-service prescription management system. In January 2020, eMedplus became SureScripts certified (SureScript’s process is to validate that the software meets certain industry standards related to sending and receiving electronic messages and that it is providing open choice for medication selection and dispensing location), allowing any user of the SureScripts platform to prescribe medications dispensed by MedQuest Pharmacy.

MedQuest Pharmacy is accredited and recognized by the Accreditation Commission for Health Care and its Pharmacy Compounding Accreditation Board, among other high-quality providers and suppliers. MedQuest Pharmacy has achieved this elite level of quality by exceeding standards set by national accreditation bodies and quality-centered organizations.

MedQuest Pharmacy is currently working on expanding its prescriber base, through both current prescribers and new prescribers, through the SureScripts platform and testing services with new and existing lab companies and relationships. Medical Horizons is also expanding their sales of supplements through the new NutraScriptives-Direct program allowing physicians and others to use the NutraScriptives-Direct program to service their patients’ needs and thus expand their services and provide growth opportunities for their practices.
Also under the Innovations suite of services is WorldLink Medical, Medical Horizons, and MedQuest Testing Services. WorldLink Medical is the educational services arm of Innovations, providing Continuing Medical Education (“CME”) educational courses accredited as a joint provider through the Accreditation Council for Continuing Medical Education (“ACCME”). Medical Horizons specializes in customized formulations and contract dietary supplement and nutraceuticals manufacturing as an own label distributor with its brand NUTRAscriptivesTM, as well as other brands. Its turnkey solutions include label design, printing, and application; custom packaging; daily packs; a selection of capsule sizes and colors; and convenient auto-reorder services. It features a staff of experts that is committed to excellence and outstanding customer service. MedQuest Testing Services focuses specifically on facilitating diagnostic testing between lab companies, such as LabCorp and Quest Diagnostics, patients, and providers.
Innovations Key Business Metrics
Revenue
Products. Products revenue is generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers. The majority of the customer revenue is billed and collected before the medications and products are shipped from the facility. MedQuest Pharmacy is Innovation’s largest subsidiary in terms of revenue and generates approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications and supplements.
Services. Services revenue is generated primarily from CME educational courses provided by WorldLink Medical.
Cost of Goods and Services
Cost of goods and services primarily consist of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. MedQuest Pharmacy purchases these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. MedQuest Pharmacy is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.
Operating Expenses
Sales and Marketing Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events including related wages, commissions and travel expenses, an allocation of facilities, information technology, and depreciation costs.
General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, lab equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Innovations.
TTC Overview

TTC provides inpatient and outpatient mental health and substance abuse treatment services for individuals with behavioral health issues including post traumatic stress disorder and drug and alcohol addiction. TTC offers a complete continuum of care from its detoxification services, residential care, partial hospitalization programs, (“PHP”), and intensive outpatient, (“IOP”), and outpatient programs, (“OP”). During the COVID-19 pandemic, outpatient programs were virtual for a majority of visits.
In March 2020, TTC formed Transformations Mending Fences, LLC to provide mental health and substance abuse disorder treatment, including equine therapy, to patients. TTC has an 80% controlling interest in the entity with the remaining 20% interest owned by an unrelated party. Operations began in December 2020, with the admission of the first patient occurring in January 2021.
In addition to inpatient and outpatient substance abuse treatment services, TTC performs screenings, urinalysis, and diagnostic laboratory services, and provides physician services to clients. TTC operates three treatment subsidiaries located in and around Delray Beach, Florida and one facility in Morriston, Florida. These facilities consist of inpatient substance abuse treatment facilities, standalone outpatient centers, and sober living facilities focused on delivering effective clinical care and treatment solutions.
TTC Key Business Metrics
Revenue
Services. Services revenue is generated primarily through services provided to clients in both inpatient and outpatient treatment settings. TTC bills third-party payors weekly for the services provided in the prior week. Client-related revenues, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. TTC receives the majority of payments from commercial payors at out-of-network rates. Client service revenue is recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.
TTC also provides diagnostic laboratory testing services for its clients, which are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenue is recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.
Cost of Goods and Services
Cost of goods and services consist primarily of the cost of operating the facilities, professional/medical fees, and an allocation of information technology and depreciation costs.
Operating Expenses
Sales and Marketing Expenses. S&M expenses consist of cost related to compensation, advertising and marketing programs, and third party marketing firms, an allocation of facilities, information technology, and depreciation cost.
General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M expenses.
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

BHS providers work in collaboration with multiple area hospital systems (both in leadership and clinical positions) to provide and direct inpatient treatment. BHS’ business is generated by various referral sources developed over the years by BHS’ providers and their presence in the market for over twenty-five years. BHS offers in-office, virtual, and in-patient treatment. Common conditions treated by BHS practitioners include depression, bipolar disorder, attention disorders, schizophrenia, substance use disorders, post-traumatic stress disorder, Alzheimer’s disease and related disorders, and personality disorders.
BHS Key Business Metrics
Revenue
Services. Services revenue is generated primarily by providing psychiatric and mental health services and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained.
Products. Products revenue is generated primarily by providing retail pharmacy services through BHS Pharmacy, LLC.
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
Operating Expenses
General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services.
Depreciation Expense. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of BHS.
Critical Accounting Policies and Estimates
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenue and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Business combinations;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.
During the year ended December 31, 2021, there were no significant changes to our critical accounting policies and estimates.
Business Combinations
We account for our business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. When we issue stock-based or cash awards to an acquired company’s shareholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.
Goodwill and Other Intangible Assets
Goodwill
As of December 31, 2021, our balance of goodwill was $284.3 million. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. We currently operate as six reporting units under the guidance in ASC 350, Intangibles- Goodwill and Other. When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenue, margin, and operating expense growth rates, as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.
We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million.
Intangible Assets
Intangible assets include trade names, technology and intellectual property, and customer relationships resulting from business acquisitions. As of December 31, 2021, the aggregate balance of these assets was $115.3 million. We amortize these definite-lived intangible assets over their estimated useful lives. We also review the useful lives on a periodic basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements. The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years. Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value. There were no events or changes in circumstances which indicated that the carrying value of the definite-lived intangible assets may not be recoverable during the year ended December 31, 2021.
Revenue Recognition
We recognize revenue in accordance with ASC guidance on revenue from contracts with customers. Revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing goods and services.
We record a contract asset when revenue recognized on a contract exceeds the billings. Thrasys and Cloudbreak generally invoice customers monthly, quarterly, or in installments. BHS, TTC, Glocal, and Innovations generally invoice their customers upon providing services as the performance obligations are deemed complete. Contract assets are included in accounts receivable in the consolidated balance sheets.
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
From time to time, we may enter into contracts that contain multiple performance obligations, particularly with our SaaS internet hosting, licenses, subscriptions, and services, and our construction of clinics and sales of digital dispensaries. Judgement is required to identify the distinct performance obligations in the contract, allocate the transaction price to each performance obligation based on relative standalone selling prices or estimates of such prices, and determine when to recognize revenue once control of each individual product or service is transferred to the customer, in satisfaction of the corresponding performance obligations.
Construction of clinics are typically billed based on milestones and sales of digital dispensaries are typically billed upon contract signing and delivery of the digital dispensaries. Revenue for both is typically recognized over time based on the percentage of costs incurred to date relative to the estimated total costs for the contract, as this method best depicts how control of the product is being transferred. The recognition of revenue is influenced by several factors, such as our estimation of our costs to complete a contract and the timing of our delivery of the product.
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

Income Taxes
We account for income taxes using the liability method. Deferred income taxes are determined based on the differences between the financial reporting and tax bases of assets and liabilities, using enacted statutory tax rates in effect for the year in which the differences are expected to reverse.
Since tax laws and financial accounting standards differ in their recognition and measurement of assets, liabilities, equity, revenues, expenses, gains and losses, differences arise between the amount of taxable income and pretax financial income for a year and between the tax bases of assets or liabilities and their reported amounts in our financial statements. Because we assume that the reported amounts of assets and liabilities will be recovered and settled, respectively, a difference between the tax basis of an asset or a liability and its reported amount in the balance sheet will result in a taxable or a deductible amount in some future years when the related liabilities are settled or the reported amounts of the assets are recovered, which gives rise to a deferred tax asset or liability. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery does not meet the more likely than not criteria, we must establish a valuation allowance. Management judgment is required in determining any valuation allowance recorded against our deferred tax assets.
As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes. This process involves estimating our actual current tax expense together with assessing temporary differences that may result in deferred tax assets or liabilities.
Assessing the realizability of our deferred tax assets is dependent upon several factors, including the likelihood and amount, if any, of future taxable income in relevant jurisdictions during the periods in which those temporary differences become deductible. We forecast taxable income by considering all available positive and negative evidence, including our history of operating income and losses and our financial plans and estimates that we use to manage the business. These assumptions require significant judgment about future taxable income. As a result, the amount of deferred tax assets considered realizable is subject to adjustment in future periods if estimates of future taxable income change.
Future changes in various factors, such as the amount of stock-based compensation we record during the period and the related tax benefit we realize upon the exercise of employee stock options and vesting of restricted stock units; potential limitations on the use of our federal and state net operating loss credit carry forwards; pending or future tax law changes including rate changes and the tax benefit from or limitations on our ability to utilize research and development credits; the amount of non-deductible acquisition, integration, and transformation costs; and changes in our valuation allowance and state and foreign taxes, would impact our estimates, and as a result, could affect our effective tax rate and the amount of income tax expense we record, and pay, in future periods.

UPHEALTH, INC. RESULTS OF OPERATIONS
Operating Results
As of December 31, 2021 and for the year then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings, Thrasys, and BHS; (2) the results of operations for TTC, Glocal, and Innovations subsequent to the acquisition of those companies in 2021, as described above; and (3) the results of operations for UpHealth (fka GigCapital2) and Cloudbreak subsequent to June 9, 2021, as described above. As of December 31, 2020 and for the year then ended, UpHealth’s operating results consisted of the results of operations for UpHealth Holdings, and for Thrasys and BHS subsequent to their acquisitions on November 20, 2020.
The following table sets forth the consolidated results of operations of UpHealth:

Consolidated results of operations data	For the year ended December 31,
( in thousands)	2021	2020	$ Change	% Change
Revenue:
Services	$70,223	$1,664	$68,559	4,120%
Licenses and subscriptions	25,516	3,304	22,212	672%
Products	28,056	428	27,628	6,455%
Total revenue	123,795	5,396	118,399	2,194%
Cost of goods and services:
Services	41,366	365	41,001	11,233%
License and subscriptions	19,183	724	18,459	2,550%
Products	19,659	94	19,565	20,814%
Total cost of goods and services	80,208	1,183	79,025	6,680%
Gross margin	43,587	4,213	39,374	935%
Operating expenses:
Sales and marketing	9,275	—	9,275	—%
Research and development	7,302	874	6,428	735%
General and administrative	57,763	4,945	52,818	1,068%
Depreciation and amortization	13,044	320	12,724	3,976%
Stock-based compensation	1,048	—	1,048	—%
Lease abandonment expenses	915	—	915	—%
Goodwill impairment	297,930	—	297,930	—%
Acquisition, integration, and transformation costs	36,289	—	36,289	—%
Total operating expenses	423,566	6,140	417,427	6,798%
Loss from operations	(379,979)	(1,926)	(378,053)	19,629%
Other income (expense):
Interest expense	(19,516)	(134)	(19,382)	14,464%
Gain on consolidation of equity method investment	640	—	640	—%
Gain on fair value of derivative liability	53,846	—	53,846	—%
Gain on fair value of warrant liabilities	1,595	—	1,595	—%
Gain on extinguishment of debt	151	—	151	—%
Other income, net, including interest income	490	4	486	12,150%
Total other income (expense)	37,206	(130)	37,336	(28,720)%
Loss before income tax benefit (expense)	(342,773)	(2,057)	(340,717)	16,564%
Income tax benefit (expense)	2,437	(50)	2,487	(4,974)%
Net loss before loss from equity method investment	(340,336)	(2,107)	(338,230)	16,053%
Loss from equity method investment	(561)	(80)	(481)	601%
Net loss	(340,897)	(2,186)	(338,711)	15,495%
Less: net loss attributable to noncontrolling interests	126	—	126	—%
Net loss attributable to UpHealth, Inc.	$(341,023)	$(2,186)	$(338,837)	15,500%
The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	For the year ended December 31,
	2021	2020
Revenue:
Services	57%	31%
Licenses and subscriptions	21%	61%
Products	23%	8%
Total revenue	100%	100%
Cost of goods and services:
Services	33%	7%
License and subscriptions	15%	13%
Products	16%	2%
Total cost of goods and services	65%	22%
Gross margin	35%	78%
Operating expenses:
Sales and marketing	7%	—%
Research and development	6%	16%
General and administrative	47%	92%
Depreciation and amortization	11%	6%
Stock-based compensation	1%	—%
Lease abandonment expenses	1%	—%
Goodwill impairment	241%	—%
Acquisition, integration, and transformation costs	29%	—%
Total operating expenses	342%	114%
Loss from operations	(6)%	(36)%
Other income (expense):
Interest expense	(16)%	(2)%
Gain on consolidation of equity method investment	1%	—%
Gain on fair value of derivative liability	43%	—%
Gain on fair value of warrant liabilities	1%	—%
Gain on extinguishment of debt	—%	—%
Other income, net, including interest income	—%	—%
Total other income (expense)	30%	(2)%
Loss before income tax benefit (expense)	(277)%	(38)%
Income tax benefit (expense)	2%	(1)%
Net loss before loss from equity method investment	(275)%	(39)%
Loss from equity method investment	—%	(1)%
Net loss	(275)%	(41)%
Less: net loss attributable to noncontrolling interests	—%	—%
Net loss attributable to UpHealth, Inc.	(275)%	(41)%
As UpHealth Holdings effectively began operations on January 1, 2020 and operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described below, the numbers presented above are not directly comparable between periods.
Revenue
In the year ended December 31, 2021, revenue was $123.8 million, comprised of $70.2 million of services revenue, $25.5 million of licenses and subscriptions revenue, and $28.1 million of products revenue. In the year ended December 31, 2020, revenue was $5.4 million, comprised of $1.7 million of services revenue, $3.3 million of licenses and subscriptions revenue, and $0.4 million of products revenue. The increase in revenue in 2021 was largely due to a full year of operations for BHS and Thrasys, which were acquired on November 20, 2020, as well as a partial year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
We expect revenue to increase in the year ending December 31, 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect revenue to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments. See above for Critical Accounting Policies and Estimates.
Cost of Goods and Services
In the year ended December 31, 2021, cost of goods and services was $80.2 million, comprised of $41.4 million of costs of services, $19.2 million of costs of licenses and subscriptions, and $19.7 million of costs of products. In the year ended December 31, 2020, cost of goods and services was $1.2 million. The increase in cost of goods and services in 2021 was largely due to a full year of operations for BHS and Thrasys, which were acquired on November 20, 2020, as well as a partial year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
We expect cost of goods and services to increase in the year ending December 31, 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect cost of goods and services to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of goods and services may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the year ended December 31, 2021, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $9.3 million, compared to none in the year ended December 31, 2020. The increase in S&M expenses in 2021 was largely due to a full year of operations for BHS and Thrasys, which were acquired on November 20, 2020, as well as a partial year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
We expect S&M expenses to increase in the year ending December 31, 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect our S&M expenses to increase for the foreseeable future as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the year ended December 31, 2021, R&D expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the Thrasys' software development teams, were $7.3 million, compared to $0.9 million in the year ended December 31, 2020. The increase in R&D expenses in 2021 was largely due to a full year of operations for Thrasys, which was acquired on November 20, 2020.
We expect our R&D expenses to increase in the year ending December 31, 2022, and for the foreseeable future, as we continue to invest in the development and integration of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.
General and Administrative. In the year ended December 31, 2021, G&A expenses were $57.8 million, which primarily consisted of compensation and benefits expense and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the year ended December 31, 2020, general and administrative expenses were $4.9 million, consisting of deferred compensation and benefits expense, as well as costs from the operations of BHS and Thrasys from their acquisitions on November 20, 2020. The increase in S&M expenses in 2021 was largely due to a full year of operations for BHS and Thrasys, as well as a partial year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
We expect G&A expenses to increase in the year ending December 31, 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our general and administrative expenses.

Depreciation and Amortization. In the year ended December 31, 2021, depreciation and amortization expenses were $13.0 million, primarily consisting of $12.4 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.6 million of depreciation related to property, plant, and equipment, net of allocations to cost of goods and services. In December 31, 2020, depreciation and amortization expenses were $0.3 million. The increase in depreciation and amortization expenses in 2021 was largely due to a full year of operations and amortization of intangible assets for BHS and Thrasys, which were acquired on November 20, 2020, as well as a partial year of operations and amortization of intangible assets for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
We expect depreciation and amortization expenses to increase in the year ending December 31, 2022 due to a full year of amortization of intangibles assets and depreciation of property, plan, and equipment related to TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
Stock-Based Compensation. In the year ended December 31, 2021, stock-based compensation expenses were $1.0 million related to grants under equity plans. There were no stock-based compensation expenses in the year ended December 31, 2020.
We expect stock-based compensation expenses to increase in the year ending December 31, 2022 due to a full year of expense associated with RSUs granted and options assumed in the year ended December 31, 2021, as well as to future RSU grants to be made in the year ending December 31, 2022.
Lease Abandonment Expenses. In the year ended December 31, 2021, we recorded a lease abandonment accrual in the amount of $0.9 million related to office spaces we vacated in the three months ended September 30, 2021. There were no lease abandonment expenses in the year ended December 31, 2020.
Goodwill Impairment. In the year ended December 31, 2021, we recorded a goodwill impairment in the amount of $297.9 million. We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance. There were no goodwill impairments in the year ended December 31, 2020.
Acquisition, Integration, and Transformation Costs. In the year ended December 31, 2021, acquisition, integration and transformation costs were $36.3 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth, as well as consulting costs incurred to integrate and transform the businesses. There were no acquisition, integration and transformation costs in the year ended December 31, 2020. While we do not expect to incur additional acquisition costs in the year ending December 31, 2022, we will incur additional integration and transformation costs in the year ending December 31, 2022, and for the foreseeable future.
Other Income (Expense)
In the year ended December 31, 2021, other income was $37.2 million, primarily consisting of a $53.8 million gain on fair value of derivative liability; a $1.6 million gain on fair value of warrant liabilities; $0.5 million of other income, net, including interest income; a $0.6 million gain on consolidation of equity method investment; and a $0.2 million gain on extinguishment of debt, partially offset by $19.5 million of interest expense. In the year ended December 31, 2020, other expense was $0.1 million, primarily consisting of interest expense.
Income Tax Expense (Benefit)
In the year ended December 31, 2021, the income tax benefit was $2.4 million, primarily due to nondeductible acquisition, integration, and transformation costs and nondeductible goodwill impairment. In the year ended December 31, 2020, the income tax expense was $0.1 million.
Income tax expense (benefit) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. See above for Critical Accounting Policies and Estimates.

Segment Information
We evaluate performance based on several factors, of which revenue and gross margin by operating segment are the primary financial measures.
Revenue
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management — through our Thrasys subsidiary;
•Virtual Care Infrastructure — through our Glocal and Cloudbreak subsidiaries;
•Services — through our Innovations, BHS, and TTC subsidiaries; and
•Corporate — through UpHealth and our UpHealth Holdings subsidiary.
In the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 we reported our revenue, gross margin and total assets into four operating business segments and one non-operating business segment. As a result of the integration and alignment of the businesses, in the three months ended September 30, 2021, we began operating along three business segments and reported financial information for the following segments: Integrated Care Management, Virtual Care Infrastructure, and Services. The Services segment includes the Digital Pharmacy and Behavioral Health business units.
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
In the Services segment, we provide custom compounded medications for the unique needs of patients and prescribers. We are a full-service pharmacy filling prescriptions from our inventory of compounded medications, as well as drugs purchased from manufacturers. Additionally, we provide inpatient and outpatient substance abuse and mental health treatment services for individuals with drug and alcohol addiction and other behavioral health issues. We offer a complete continuum of care from detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs.
In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.
Revenue by segment consisted of the following:

	For the year ended December 31,
(In thousands)	2021	2020
Integrated Care Management	$31,886	$3,715
Virtual Care Infrastructure	36,569	—
Services	55,340	1,681
Total revenue	$123,795	$5,396
Year Ended December 31, 2021. Revenue from the integrated care management segment consisted of $6.4 million of services revenue and $25.5 million of licenses and subscriptions revenue. Revenue from the virtual care infrastructure segment consisted of $32.0 million of services revenue and $4.6 million of products revenue. Revenue from the services segment consisted of $23.5 million of products revenue and $31.9 million of services revenue.

Year Ended December 31, 2020. Revenue from the integrated care management segment consisted of $0.4 million of services revenue and $3.3 million of licenses and subscriptions revenue. Revenue from the services segment consisted of $0.4 million of products revenue and $1.3 million of services revenue.
The increase in revenue in 2021 was largely due to a full year of operations for BHS and Thrasys, which were acquired on November 20, 2020, as well as a partial year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
Gross margin by segment consisted of the following:

	For the year ended December 31,
In thousands	2021	2020
Integrated Care Management	$10,316	$2,900
Virtual Care Infrastructure	14,156	—
Services	19,115	1,313
Total gross margin	$43,587	$4,213

Year Ended December 31, 2021. Gross margin from the integrated care management segment consisted of $4.0 million of services gross margin and $6.3 million of licenses and subscriptions gross margin. Gross margin from the virtual care infrastructure segment consisted of $12.3 million of services gross margin and $1.9 million of products gross margin. Gross margin from the services segment consisted of $11.9 million of products gross margin and $7.2 million of services gross margin.

Total assets by segment consisted of the following:

In thousands	December 31, 2021	December 31, 2020
Integrated Care Management	$156,106	$186,476
Virtual Care Infrastructure	217,668	—
Services	127,114	18,383
Corporate	68,419	57,531
Total assets	$569,307	$262,390

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2021 and December 31, 2020, UpHealth, Inc. had free cash on hand of $58.2 million and $1.8 million, respectively, and restricted cash of $18.6 million as of December 31, 2021, of which $18.1 million represented funds held in an escrow account, as agreed in our Forward Share Purchase Agreement (see Note 10, Capital Structure, for further information) and $0.5 million represented funds held at our Glocal business, and restricted cash of $0.5 million as of December 31, 2020.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report.

Cash Flows
The following tables summarize cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2021	2020
Net cash used in operating activities	$(62,817)	$(1,139)
Net cash provided by investing activities	743	3,508
Net cash provided by financing activities	135,871	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	635	—
Net increase in cash, cash equivalents, and restricted cash	$74,432	$2,369
As UpHealth Holdings effectively began operations on January 1, 2020 and operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the twelve months ended December 31, 2021, cash used in operating activities was $62.8 million, primarily attributed to $285.9 million of non-cash items (Impairment loss, depreciation, intangible amortization, provision for bad debt expense and debt issuance cost amortization partially offset by gain on fair value of derivatives, gain on extinguishment of debt, gain on fair value of warrants, gain on consolidation of equity method investment and deferred tax adjustments), net loss of $340.9 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $7.9 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $26.7 million due to billed and unbilled receivables primarily from one customer during the year that were not collected as of December 31, 2021, partially offset by an increase in accounts payable and accrued expenses of $23.0 million due to delayed payments to vendors. In the twelve months ended December 31, 2020, cash used in operating activities was $1.1 million, primarily consisting of a $2.2 million net loss, less $0.2 million of noncash items, and a decrease in assets of $2.4 million (primarily due to $2.0 million increase in AR); offset by an increase in liabilities of $3.7 million (primarily $3.3 million in accounts payable).
In the twelve months ended December 31, 2021, cash used in investing activities was $0.7 million, primarily consisting of purchases of property and equipment partially offset by net cash acquired in acquisition of businesses. In the twelve months ended December 31, 2020, cash provided by (used in) investing activities was $3.5 million, primarily consisting of net cash acquired in the acquisitions of Thrasys and BHS.
In the twelve months ended December 31, 2021, cash provided by financing activities was $135.9 million, primarily consisting of proceeds from convertible debt of $164.5 million, proceeds from the merger and recapitalization transaction of $83.9 million and net proceeds from an equity raise of $43.0 million, partially offset by repayments of the seller notes of $99.2 million and repayments of debt of $42.6 million. In the twelve months ended December 31, 2020, cash provided by (used in) financing activities was none.
Long-Term Debt
See Note 8, Debt, in the Notes to Consolidated Financial Statements of this Annual Report for our long-term debt.
Contractual Obligations and Commitments
See Note 18, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.

Off-Balance Sheet Arrangements
As of December 31, 2021, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report for the recently issued accounting standards that could have an effect on us.
Item 7A.    Qualitative and Quantitative Disclosures About Market Risk
Not required.

Item 8.    Financial Statements and Supplementary Data
UpHealth, Inc.
Financial Statements as of and for the periods ended December 31, 2021 and December 31, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
UpHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of UpHealth, Inc. (the “Company”) as of December 31, 2021 and 2020; the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2021.

Denver, Colorado
April 18, 2022

UPHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$58,192	$1,839
Restricted cash	18,609	530
Accounts receivable, net	22,761	6,703
Inventories	2,928	117
Due from related parties	40	—
Prepaid expenses and other current assets	4,217	3,501
Total current assets	106,747	12,690
Property, plant and equipment, net of accumulated depreciation of $4,741 and $3 at December 31, 2021 and 2020, respectively.	56,072	151
Intangible assets, net of accumulated amortization of $12,350 and $318 at December 31, 2021 and 2020, respectively.	115,313	27,782
Goodwill	284,268	164,194
Deferred tax asset	—	335
Equity method investments	—	57,214
Other assets	6,907	24
Total assets	$569,307	$262,390
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,604	$2,680
Accrued expenses	36,084	8,482
Deferred revenue	2,649	397
Due to related party	47	70
Income tax payable	739	673
Related-party long-term debt, current	657	39
Long-term debt, current	22,093	22,531
Forward share purchase liability	18,051	—
Other current liabilities	2,780	—
Total current liabilities	96,704	34,872
Related-party long-term debt, noncurrent	331	381
Long-term debt, noncurrent	98,417	344
Deferred tax liabilities	28,281	6,072
Warrant liabilities, noncurrent	252	—
Derivative liability, noncurrent	7,977	—
Other long-term liabilities	3,502	—
Total liabilities	235,464	41,669
Commitments and Contingencies (Note 18)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding at December 31, 2021 and 2020, respectively.	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 144,279 and 70,021 issued and outstanding at December 31, 2021 and 2020, respectively.	14	7
Additional paid in capital	665,461	222,900
Accumulated deficit	(343,209)	(2,186)
Accumulated other comprehensive loss	(3,802)	—
Total UpHealth, Inc., stockholders’ equity	318,464	220,721
Noncontrolling interests	15,379	—
Total stockholders’ equity	333,843	220,721
Total liabilities and stockholders’ equity	$569,307	$262,390
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2021	2020
Revenue:
Services	70,223	1,664
Licenses and subscriptions	25,516	3,304
Products	28,056	428
Total revenue	123,795	5,396
Cost of goods and services:
Services	41,366	365
License and subscriptions	19,183	724
Products	19,659	94
Total cost of goods and services	80,208	1,183
Gross margin	43,587	4,213
Operating expenses:
Sales and marketing	9,275	—
Research and development	7,302	874
General and administrative	57,763	4,945
Depreciation and amortization	13,044	320
Stock-based compensation	1,048	—
Lease abandonment expenses	915	—
Goodwill impairment	297,930	—
Acquisition, integration and transformation costs	36,289	—
Total operating expenses	423,566	6,140
Loss from operations	(379,979)	(1,926)
Other income:
Interest expense	(19,516)	(134)
Gain on consolidation of equity method investment	640	—
Gain on fair value of derivative liability	53,846	—
Gain on fair value of warrant liabilities	1,595	—
Gain on extinguishment of debt	151	—
Other income, net, including interest income	490	4
Total other income (expense)	37,206	(130)
Loss before income tax benefit (expense)	(342,773)	(2,057)
Income tax benefit (expense)	2,437	(50)
Loss before loss from equity method investment	(340,336)	(2,107)
Loss from equity method investment	(561)	(80)
Net loss	(340,897)	(2,186)
Less: net loss attributable to noncontrolling interests	126	—
Net loss attributable to UpHealth, Inc.	$(341,023)	$(2,186)
Net loss per share attributable to UpHealth, Inc.:
Basic	$(3.19)	$(0.04)
Diluted	$(3.19)	$(0.04)
Weighted average shares outstanding:
Basic	107,028	52,348
Diluted	107,028	52,348
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	For the year ended December 31,
	2021	2020
Net loss	$(340,897)	$(2,186)
Foreign currency translation adjustments, net of tax	(3,802)	—
Comprehensive loss	(344,699)	(2,186)
Less: comprehensive loss attributable to noncontrolling interests	126	—
Comprehensive loss attributable to UpHealth, Inc.	$(344,825)	$(2,186)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at January 1, 2020	—	$—	$—	$—	$—	$—	$—	$—
Issuance of common stock for formation(1)	50,050	5	(5)	—	—	—	—	—
Net loss	—	—	—	(2,186)	—	(2,186)	—	(2,186)
Issuance of common stock to consummate business combinations(1)	15,503	2	165,613	—	—	165,614	—	165,614
Issuance of common stock in exchange for a portion of equity method investment(1)	4,468	—	57,293	—	—	57,293	—	57,293
Balance at December 31, 2020(1)	70,021	7	222,900	(2,186)	—	220,721	—	220,721
Issuance of common stock to consummate business combinations(1)	34,912	3	330,992	—	—	330,996	15,253	346,249
Merger recapitalization	9,471	1	54,604	—	—	54,605	—	54,605
Issuance of common stock in connection with PIPE	3,000	—	27,079	—	—	27,079	—	27,079
Forward share repurchase agreement	—	—	(17,000)	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion	200	—	1,879	—	—	1,879	—	1,879
Purchase consideration adjustment	—	—	677	—	—	677	—	677
Issuance of common stock in connection with equity offering, net of offering costs of $3,300	26,450	3	42,962	—	—	42,965	—	42,965
Issuance of common stock in connection with equity incentive plans, net	225	—	319	—	—	319	—	319
Stock-based compensation	—	—	1,048	—	—	1,048	—	1,048
Net loss	—	—	—	(341,023)	—	(341,023)	126	(340,897)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)	—	(3,802)
Balance at December 31, 2021	144,279	$14	$665,461	$(343,209)	$(3,802)	$318,464	$15,379	$333,843

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

UPHEALTH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the year ended December 31,
	2021	2020
Operating activities:
Net loss	$(340,897)	$(2,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,768	321
Amortization of debt issuance costs and discount on convertible debt	8,882	—
Stock-based compensation	1,048	—
Provision for bad debt expense	18,617	—
Gain on extinguishment of debt	(151)	—
Loss from equity method investment	561	80
Gain on consolidation of equity method investment	(640)	—
Gain on fair value of warrant liabilities	(1,595)	—
Gain on fair value of convertible derivative	(53,846)	—
Loss on disposal of property and equipment	876	—
Deferred income taxes	(2,502)	(622)
Impairment of goodwill	297,930	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(26,747)	(1,955)
Inventories	200	(17)
Prepaid expenses and other current assets	(6,909)	(460)
Accounts payable and accrued expenses	23,019	3,332
Income taxes payable	65	673
Deferred revenue	1,942	(303)
Due to related parties	1	—
Other current liabilities	561	—
Net cash used in operating activities	(62,817)	(1,139)
Investing activities:
Purchases of property and equipment	(3,723)	—
Due to related parties	497	—
Net cash acquired in acquisition of businesses	3,969	3,508
Net cash provided by investing activities	743	3,508
Financing activities:
Proceeds from merger and recapitalization transaction	83,909	—
Proceeds from convertible debt	164,500	—
Repayments of debt	(42,645)	—
Payments of debt issuance costs	(8,100)	—
Proceeds from Provider Relief Funds	506	—
Payments of seller notes	(99,207)	—
Payments of capital lease obligations	(2,173)	—
Proceeds from equity offering	42,962	—
Net proceeds from exercise of common stock options	319	—
Payment of amount due to member	(4,200)	—
Net cash provided by financing activities	135,871	—
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	635	—
Net increase in cash, cash equivalents, and restricted cash	74,432	2,369
Cash, cash equivalents, and restricted cash, beginning of period	2,369	—
Cash, cash equivalents, and restricted cash, end of period	$76,801	$2,369
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$9,799	$—
Non-cash investing and financing activity:
Issuance of common stock for debt conversion	1,879	—
Property and equipment acquired through capital lease and vendor financing arrangements	3,469	—
Issuance of common stock and promissory note to consummate TTC business combination	48,233	—
Issuance of common stock and promissory note to consummate Glocal business combination	132,122	—
Issuance of common stock and promissory note to consummate Innovations business combination	170,378	—
Issuance of common stock and promissory note to consummate Cloudbreak business combination	106,298	—
Issuance of common stock and promissory notes to consummate Thrasys business combinations	—	167,435
Issuance of common stock and promissory notes to consummate BHS business combinations	—	15,770
Issuance of common stock and promissory note for investment in unconsolidated entity	—	57,294
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	58,192	1,839
Restricted cash	18,609	530
Total cash, cash equivalents, and restricted cash	$76,801	$2,369
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In dollars)
1.    Organization and Business
UpHealth, Inc.
UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” “UpHealth,” or the “Company”) is the parent company of both UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”).
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
UpHealth Holdings
UpHealth Holdings, a Delaware corporation formed on October 26, 2020, was established to raise capital and pursue opportunities for investment and acquisition in various healthcare entities, primarily those that bring technology and services to efficiently and profitably manage chronic and complex care, including behavioral health and substance abuse, while also serving the demands for easy access to personalized primary care. On October 26, 2020, the shareholders of UpHealth Services, Inc. (“UpHealth Services”) contributed their shares of UpHealth Services to UpHealth Holdings in exchange for shares of UpHealth Holdings, resulting in UpHealth Services being a wholly-owned subsidiary of UpHealth Holdings. There was an immaterial disclosure in the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 which mistakenly described the reorganization of UpHealth Services as a merger rather than a contribution of shares. UpHealth Services' pre-UpHealth Business Combinations financial statements are now UpHealth Holdings' pre-UpHealth Business Combinations financial statements and are reflected in the year ended December 31, 2020.

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

On November 20, 2020, we also completed the acquisition of Behavioral Health Services, LLC and subsidiaries (“BHS”), a Missouri limited liability company and provider of medical, retail pharmacy and billing services.
On November 20, 2020, UpHealth Holdings completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as a gain on consolidation of equity method investment in the consolidated statement of operations for the three months ended March 31, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8% and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of December 31, 2021. Glocal is included in our condensed consolidated financial statements as of March 26, 2021.
On January 25, 2021, UpHealth Holdings completed the acquisition of TTC Healthcare, Inc. (“TTC”), a Delaware corporation and a provider of medical, retail pharmacy, and billing services for individuals with complex medical and behavioral health needs.
On April 27, 2021, UpHealth Holdings completed the acquisition of Innovations Group, Inc. (d/b/a MedQuest) (“Innovations”), a Utah corporation and a Utah-based internet pharmacy company.
Cloudbreak

Cloudbreak, a Delaware limited liability company that was formed on May 26, 2015, is a unified telemedicine and video medical interpretation solutions provider. On June 9, 2021, contemporaneous with the GigCapital2 merger with UpHealth Holdings, GigCapital2 completed the acquisition of Cloudbreak.
See Note 3, Business Combinations, for further information.
Restatement of Previously Issued Financial Statements

On March 25, 2022, the Audit Committee of the Board of Directors of UpHealth, after considering the recommendations of management, concluded that the Company’s condensed consolidated financial statements included in the Company’s Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2021 (the “Non-Reliance Periods”) as previously filed with the Securities and Exchange Commission (“SEC”) should not be relied upon because of errors identified therein.

The error that caused us to conclude that our financial statements and other financial information for the Non-Reliance Periods should not be relied upon was the result of an incorrect accounting conclusion regarding a contract with a customer, which resulted in the incorrect recognition of revenue during the Non-Reliance Period.

We restated our unaudited condensed financial statements as of September 30, 2021 and for the three and nine month periods ended September 30, 2021, to correct the identified misstatements.

See Note 20, “Restatement of Previously Issued Unaudited Financial Statements,” for additional information regarding the errors identified and the restatement adjustments made to the financial statements.
2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying audited consolidated financial statements of UpHealth have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the SEC for financial information and the instructions to Form 10-K and Rule 10-01 of Regulation S-X. Our consolidated financial statements include the accounts of UpHealth, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP.”) Certain prior period amounts have been reclassified to conform with our current period presentation.
We follow the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as Variable Interest Entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
Emerging Growth Company
Section 102(b)(1) of the Jumpstart Our Business Startups (“JOBS”) Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies, but any such election to opt out is irrevocable. We have elected not to opt out of such extended transition period, which means that when an accounting standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised accounting standard at the time private companies adopt the new or revised standard.
Fiscal Year
Our fiscal year ends on December 31. References to fiscal year 2021 and fiscal year 2020 refer to our fiscal year ending December 31, 2021 and our fiscal year ended December 31, 2020, respectively.
Use of Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes thereto.
Significant estimates and assumptions made by management include the determination of:

•The timing and amount of revenue to be recognized, including standalone selling price (“SSP”) of performance obligations for revenue contracts with multiple performance obligations;
•The identification of and provision for uncollectible accounts receivable;
•The capitalization and useful life of internal-use software development costs;
•The valuation of assets acquired and liabilities assumed for business combinations, including intangible assets and goodwill;
•The estimated economic lives and recoverability of intangible assets;
•The valuation of derivatives and warrants; and
•The recognition, measurement, and valuation of current and deferred income taxes and uncertain tax positions.
Actual results could differ materially from those estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the result of which forms the basis for making judgments about the carrying values of assets and liabilities.
Foreign Currency Translation Adjustments
Balance sheet assets and liabilities of subsidiaries which do not use the U.S. dollar as their functional currency are translated at the exchange rate at the end of the reporting period. Income statement amounts are translated using a weighted-average exchange rate during the period. Equity accounts and noncontrolling interests are translated using historical exchange rates at the date the entry to shareholder equity was recorded, except for the change in retained earnings during the reporting period, which is translated using the same weighted-average exchange rate used to translate the consolidated statements of operations. The net cumulative translation adjustment is reported in accumulated other comprehensive income (loss), net of tax, in the consolidated balance sheets.
Foreign Currency Transactions
Foreign exchange transactions are recorded at the exchange rate prevailing on the dates of the transactions. Monetary assets and liabilities denominated in foreign currencies are translated at foreign exchange rates in effect at the end of the reporting period. Exchange differences arising on settlements/period-end translations are recognized in the consolidated statements of operations in the period they arise.

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
Cash and Cash Equivalents
We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents consist of amounts we have on deposit with major commercial financial institutions.
Restricted Cash
At December 31, 2021, we had $18.6 million of restricted cash, of which $18.1 million represented funds held in an escrow account, as agreed in our forward share purchase agreement (see Note 10, Capital Structure, for further information) and $0.5 million of funds held at our Glocal business. At December 31, 2020, we had restricted cash totaling $0.5 million, representing an escrow account containing the balance of a Paycheck Protection Program (“PPP”) loan. The PPP loan was forgiven and the restricted cash returned to us in the three months ended June 30, 2021.
Receivables
For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2021 and 2020, the allowance for doubtful accounts was $18.9 million and none, respectively.
For subscription-based medical language interpretation services provided by and the sales of products through our virtual care infrastructure operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At December 31, 2021 and December 31, 2020, the allowance for doubtful accounts was $0.1 million and none, respectively.
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
For digital pharmacy prescriptions provided through our services operations, accounts receivable are recorded at net invoice amount from patients. For all prescriptions including compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. At December 31, 2021 and 2020, we determined that no allowance for doubtful accounts was necessary.
For the year ended December 31, 2021, one customer accounted for approximately 15% of total revenues. For the year ended December 31, 2020, one customer accounted for approximately 58% of total revenues, due to the shortened period of activity between our acquisitions of Thrasys and BHS. At December 31, 2021, one customer accounted for 21% of total accounts receivable. At December 31, 2020, two customers accounted for 74% of total accounts receivable, primarily due to the shortened period of activity between our acquisitions of Thrasys and BHS.

Inventories
Inventories primarily consist of stock of medicines and pharmaceutical products, and are stated at the lower of cost or net realizable value. Cost comprises purchase price and all incidental expenses incurred in bringing the inventory to its present location and condition. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period.
Equity Method Investment
As of December 31, 2020, and for the period January 1, 2021 through March 26, 2021, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest, but were able to exercise significant influence. Based on the terms of these privately-held securities, we determined that we exercised significant influence on Glocal, applied the equity method of accounting for our investment in Glocal, and presented our investment in Glocal in equity method investments in the consolidated balance sheets. Any and all gains and losses on privately-held equity securities, realized and unrealized, were recorded in other income (expense) in the condensed consolidated statements of operations. Income recognized in our equity method investments was reduced by the expected amortization from intangible assets recognized through the fair value step-up, until we acquired a controlling financial interest and consolidated Glocal.
Valuations of privately-held securities in which we do not have a controlling financial interest are inherently complex due to the lack of readily available market data and requires the use of judgment. The carrying value is not adjusted for our privately-held equity securities if there are no observable price changes in a similar security from the same issuer or if there are no identified events or changes in circumstances that may indicate impairment. Our impairment analysis encompasses an assessment of both qualitative and quantitative factors, including the investee’s financial metrics, market acceptance of the investee’s product or technology, and the rate at which the investee is using its cash. If the investment is considered impaired, we recognize an impairment in the consolidated statements of operations and establish a new carrying value for the investment.
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range as follows:

Land	Indefinite
Buildings	60 years
Medical and surgical equipment	13 years
Electrical and other equipment	5-7 years
Computer equipment, furniture and fixtures	3-7 years
Vehicles	5-7 years
Internal-use software	3 years
Leasehold improvements are amortized over the lesser of the remaining lease term or the estimated economic life of the asset.
When assets are retired or disposed of, the asset costs and related accumulated depreciation or amortization are removed from the respective accounts and any related gain or loss is recognized in the consolidated statements of operations. Maintenance and repairs are charged to expense as incurred. Significant expenditures, which extend the economic lives of assets, are capitalized.
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

Intangible Assets
Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. No impairment charge was recognized in fiscal 2021 or fiscal 2020.

Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charge was recognized in fiscal 2021 or fiscal 2020.

Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary through a triggering event. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than its respective carrying value. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values, and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix, and an estimated market premium. A $297.9 million impairment charge was recognized in fiscal 2021. There were no impairment charges recorded in fiscal 2020.
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
In evaluating whether new information obtained meets the criteria for adjusting provisional amounts, management must consider all relevant factors, including:

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
Warrant Liabilities
We account for the Private Placement Warrants and PIPE Warrants that are not indexed to our own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Forward Share Purchase Agreement

    On June 3, 2021, we entered into a third-party put option arrangement assuming the obligation to repurchase our common stock at a future date by transferring cash to the third-party under certain conditions described in more detail in Note 10, Capital Structure. Due to its mandatorily redeemable for cash feature, we have recorded such obligation as a forward share purchase liability in our consolidated balance sheets.

Stock Based Compensation

Our stock-based compensation primarily consists of stock options and restricted stock units (“RSUs”). Stock-based compensation is recognized in the consolidated statements of operations based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a Black-Scholes model. The fair value of RSUs is determined by the grant date market price of our common shares. The compensation expense recognized for stock-based awards is recognized ratably over the service period of the awards.

Revenue Recognition
We recognize revenue in accordance with ASC guidance on revenue from contracts with customers. Revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing goods and services.
Contract Assets, Contract Liabilities, and Remaining Performance Obligations
We record a contract asset when revenue recognized on a contract exceeds the billings. Thrasys and Cloudbreak generally invoice customers annually, quarterly or monthly. BHS, TTC, Glocal, and Innovations generally invoice their customers upon providing services as the performance obligations are deemed complete. Contract assets are included in accounts receivable in the consolidated balance sheets.
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
Services Revenues
We derive our services revenues primarily through the provision of professional services through Thrasys; the provision of medical and behavioral health services by accredited medical professionals through BHS, TTC, and Glocal; and the provision of subscription-based medical language interpretation services through Cloudbreak, as follows:

•Services – Professional services for training, set-up, configuration, implementation, and customization services
The majority of our professional services contracts related to SaaS are on a time and materials basis, which may also be independently offered by our competitors. When these services are not combined with other SaaS revenues as a distinct performance obligation, revenue is recognized as the services are rendered for time and materials contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenue and configuration fees are recognized as the services are completed.

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

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the years ended December 31, 2021 and 2020.
•Services – Subscription-based medical language interpretation services
Service fees of subscription-based fixed monthly minute medical language interpretation services are recognized monthly on a straight-line basis over the term of the contract due to the stand-ready nature of the services provided. Variable consideration received for medical language interpretation services, information technology services, and for the lease of Martti™ devices, our language access solution, is based on a fixed per item charge applied to a variable quantity. Variable consideration for these services is recognized over time in accordance with the “right to invoice” practical expedient and therefore is not subject to revenue constraint evaluation. Revenue related to the sale of Martti™ devices is recognized at a point in time upon delivery of the devices to the customer. We may enter into multiple component services arrangements that bundle the pricing for the lease of Martti™ devices with information technology services, but the lease may not always accompany Martti™ services. When an equipment lease is bundled with services, allocation of the transaction price consideration between the lease and nonlease components of the lease is required. We have determined that the consideration allocated to the lease components in its bundled multiple component services arrangements is not material to the financial statements.
Licenses and Subscriptions Revenues
Software license revenue is recognized by Thrasys based on whether or not the license constitutes a distinct performance obligation. If the license is a distinct performance obligation, separate from a distinct performance obligation for hosting services, it may be fully recognized on the date license rights are granted to the customer and access is granted; otherwise, it is an indistinct performance obligation, which is recognized ratably over the contract term, along with other hosting services beginning on the commencement date of each contract, which is the date license rights are granted to the customer.
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
Taxes Collected from Customers and Remitted to Governmental Authorities
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of goods and services in the consolidated statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred and were $7.3 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively.
Advertising, Marketing, and Promotion Expenses
Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $3.9 million and $17 thousand for the years ended December 31, 2021 and 2020, respectively, and are included within sales and marketing expenses in the consolidated statements of operations.
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
Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing the net loss by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potential shares of common stock, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net earnings (loss) per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
Legal and Other Contingencies
We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated (see Note 18, Commitments and Contingencies, for further information).
New Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. This ASU will be effective for us on January 1, 2022. An entity should apply the amendments prospectively to modifications or exchanges occurring on or after the effective date of the amendments. Early adoption is permitted, including adoption in an interim period. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This ASU will be effective for us on January 1, 2024. Early adoption is permitted, but no earlier than the fiscal year beginning on January 1, 2021, including interim periods within that fiscal year. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. This ASU will be effective for us for fiscal year beginning January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 842”). Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Under the new guidance, lessor accounting is largely unchanged. This ASU will be effective for us for the fiscal year beginning on January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023, using the modified retrospective approach. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements. Management expects the standard to increase long-term assets and lease liabilities upon adoption. The effects on the results of operations are not expected to be significant, as recognition and measurement of expenses and cash flows for leases will be substantially the same under the new standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU will be effective for us on January 1, 2022. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
3.    Business Combinations
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
Measurement Period
We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact. We finalized the valuations and completed the purchase price allocations for Thrasys, BHS, TTC, and Innovations during the three months ended December 31, 2021, and expect to finalize the valuations and complete the purchase price allocations for the Glocal and Cloudbreak as soon as practicable, but no later than one year from each acquisition date.

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

We identified developed technology and intellectual property, customer relationships, and trade names as definite-lived intangible assets. Developed technology and intellectual property consists of Thrasys' SyntraNetTM platform, which is supported by 24 domestic and international patents. Customer relationships consists of Thrasys' relationships with health plans, health systems and hospitals, physician groups, and accountable care organizations that are expected to contribute to recurring revenue and cross sell of our offerings. Trade names consist of the SyntraNetTM trademark.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Thrasys. The goodwill is not deductible for tax purposes.
The following table sets forth the allocation of the purchase price to Thrasys’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period has ended.

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$3,491	$—	$3,491
Prepaid expenses and other	3,001	—	3,001
Identifiable intangible assets	27,875	—	27,875
Property and equipment	101	—	101
Other assets	19	—	19
Goodwill	143,964	(4,124)	148,088
Total assets acquired	178,451	(4,124)	182,575
Accounts payable	1,779	—	1,779
Accrued expenses and other current liabilities	3,949	(1,373)	5,322
Debt	430	(531)	961
Deferred tax liabilities	6,680	302	6,378
Deferred revenue	700	—	700
Total liabilities assumed	13,538	(1,602)	15,140
Net assets acquired	$164,913	$(2,522)	$167,435

Thrasys applied for forgiveness of its $0.5 million PPP loan during 2020 and it was forgiven in full and the subsidiary was legally released from repaying the loan by the SBA in June 2021. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended June 30, 2021. In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreement, resulting in a decrease in net assets acquired and goodwill of $2.5 million during the three months ended June 30, 2021. During the three months ended December 31, 2021, a $1.4 million decrease in accrued expenses and other current liabilities was recorded related to a shareholder tax liability, with an offsetting increase in goodwill, as well as a $0.3 million increase in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.

The acquired intangible assets from Thrasys and the related estimated useful lives consist of the following:

	Value	Useful Life
(In thousands)		(in years)
Definite-lived intangible assets - Trade names	$6,925	10
Definite-lived intangible assets - Technology and intellectual property	10,825	7
Definite-lived intangible asset - Customer relationships	10,125	10
Total fair value of identifiable intangible assets	$27,875
Acquisition of BHS
On November 20, 2020, UpHealth Holdings completed the 100% acquisition of BHS in exchange for a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $15.8 million, net of cash acquired of $1.0 million. The acquisition adds the services segment to our operations and brings additional medical synergies to our consolidated digital healthcare offerings.
We identified trade names as a definite-lived intangible asset.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of BHS. The goodwill is deductible for tax purposes.
The following table sets forth the allocation of the purchase price to BHS’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period has ended.

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$1,257	$—	$1,257
Inventories	100	—	100
Prepaid expenses and other	40	—	40
Identifiable intangible assets	225	—	225
Property and equipment	53	—	53
Other assets	4	—	4
Deferred tax assets	19	—	19
Goodwill	15,443	(663)	16,106
Total assets acquired	17,141	(663)	17,804
Accounts payable	374	—	374
Accrued expenses and other current liabilities	1,067	641	426
Debt	113	(1,121)	1,234
Total liabilities assumed	1,554	(480)	2,034
Net assets acquired	$15,587	$(183)	$15,770
In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $0.2 million during the three months ended June 30, 2021. During the three months ended June 30, 2021, BHS recorded an accrual in the amount of $0.4 million for amounts owing to providers as of the acquisition date, with an offsetting increase in goodwill. BHS submitted a request for forgiveness of its $1.0 million PPP loans during 2021 and it was forgiven in full and BHS was legally released from repaying the loan by the SBA in August 2021. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended September 30, 2021. During the three months ended December 31, 2021, BHS recorded $0.1 million for the forgiveness of PRF loans as a decrease in debt and goodwill. Additionally, $0.2 million was recorded for customer credit liabilities as a increase to accrued expenses and other current liabilities and goodwill.
The acquired intangible assets from BHS and the related estimated useful lives consist of the following:

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
We identified trade names as a definite-lived intangible asset.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of TTC. The goodwill is not deductible for tax purposes.
The following table sets forth the allocation of the purchase price to TTC’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as we do not anticipate additional items subject to reevaluation during the remainder of the measurement period.

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,311	$(462)	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	58,354	780	57,574
Total assets acquired	61,789	318	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,216	(1,284)	12,500
Deferred tax liabilities	446	(28)	474
Total liabilities assumed	17,089	1,495	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
TTC submitted a request for forgiveness of its PPP loans in 2020 and they were forgiven in full and TTC was legally released from repaying the loans in the amount of $0.9 million and $0.3 million in February and March 2021, respectively. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended March 31, 2021. In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $1.2 million. During the three months ended June 30, 2021, TTC recorded an accrual in the amount of $2.8 million for amounts owing to a related party as of the acquisition date, with an offsetting increase in goodwill. During the three months ended December 31, 2021, a $0.5 million accounts receivable reserve was recorded as a decrease in accounts receivable and an increase in goodwill.
The acquired intangible assets from TTC and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-life intangible assets – Trade names	$1,125	3
Total fair value of identifiable intangible assets	$1,125

Acquisition of Glocal
On November 20, 2020, UpHealth Holdings entered into a stock purchase agreement to acquire 43.46% of Glocal. On March 26, 2021, UpHealth Holdings completed a step acquisition of an additional 45.94% of Glocal, bringing our total ownership to 89.40%. The acquisition resulted in our ownership exceeding 50.0%, requiring consolidation of Glocal as of March 26, 2021. On May 14, 2021, June 21, 2021, and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of December 31, 2021. Total purchase price consideration included a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $131.5 million, net of cash acquired of $0.4 million. The acquisition brings additional software and support synergies to our virtual care infrastructure offerings.
We identified developed technology and intellectual property as definite-lived intangible assets. Glocal has intellectual property and computer software associated with its digital dispensary technology and its telemedicine software. This software platform has historically been used to provide patient care to health populations in India via technology-based hospital centers run by the government in a fee-for-service model based on usage.
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

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$1,350	$(5,111)	$6,461
Inventories	325	—	325
Identifiable intangible assets	38,039	—	38,039
Property, equipment, and work in progress	40,726	—	40,726
Other current assets, including short term advances	15	(1,965)	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	116,446	24,575	91,871
Total assets acquired	197,410	17,499	179,911
Accounts payable	579	—	579
Accrued expenses and other current liabilities	9,518	1,247	8,271
Deferred tax liability	12,485	12,485	—
Debt	19,937	(2,275)	22,212
Noncontrolling interest	29,278	11,889	17,389
Total liabilities assumed and noncontrolling interest	71,797	23,346	48,451
Net assets acquired	$125,613	$(5,847)	$131,460

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $5.8 million during the three months ended June 30, 2021. During the three months ended June 30, 2021, Glocal recorded a deferred tax liability in the amount of $9.9 million relating to identifiable intangible and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended September 30, 2021, Glocal recorded a reserve against its accounts receivable in the amount of $2.0 million and a liability related to redeemable preferred shares as of the acquisition date in the amount of $11.9 million with offsetting increases in goodwill. During the three months ended December 31, 2021, Glocal recorded reserves against accounts receivable and other assets in the amount of $5.1 million and additions to accrued expenses for unrecorded liabilities in the amount of $1.2 million with an offsetting increase to goodwill. Additionally, during the three months ended December 31, 2021, Glocal recorded debt forgiveness in the amount of $2.3 million, with an offsetting decrease to goodwill, as well as a deferred tax liability in the amount of $2.6 million relating to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.

The acquired intangible assets from Glocal and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Technology and intellectual property	$38,039	7
Total fair value of identifiable intangible assets	$38,039
Acquisition of Innovations
On April 27, 2021, UpHealth Holdings completed the 100% acquisition of Innovations in exchange for a promissory note for future cash consideration, as defined in the merger agreement, and common stock interests in UpHealth Holdings totaling $169.8 million, net of cash acquired of $0.3 million. The acquisition brings additional medical synergies to our consolidated digital healthcare offerings.
We identified developed technology and intellectual property, customer relationships, trade names, and a lease as definite-lived intangible assets. Developed technology and intellectual property consists of Innovations' eMedplus software, which is a full-service prescription management system licensed by the U.S. Drug Enforcement Agency and industry groups. Customer relationships consist of Innovations' relationships with physician groups, who make up a significant portion of its revenue and continue to use the platform as a prescription management and delivery service without high levels of attrition. Trade names consist of the MedQuest brand, which customers identify as the supplier of the product they use, and which is licensed by the government and industry groups.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Innovations. The goodwill is not deductible for tax purposes.
The following table sets forth the allocation of the purchase price to Innovation’s identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is complete, as we do not anticipate additional items subject to reevaluation during the remainder of the measurement period.

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of April 27, 2021
Accounts receivable	$47	$—	$47
Inventories	2,693	—	2,693
Prepaid expenses and other	530	—	530
Identifiable intangible assets	29,115	790	28,325
Property and equipment	3,642	(4,295)	7,937
Other assets	—	(22)	22
Goodwill	143,654	(76)	143,730
Total assets acquired	179,681	(3,603)	183,284
Accounts payable	472	—	472
Accrued expenses and other current liabilities	772	(8)	780
Deferred revenue	302	—	302
Deferred tax liability	8,017	180	7,837
Debt	—	(4,069)	4,069
Noncontrolling interests	—	—	—
Total liabilities assumed and noncontrolling interest	9,563	(3,897)	13,460
Net assets acquired	$170,118	$294	$169,824

During the three months ended September 30, 2021, Innovations recorded noncontrolling interests related to a VIE as of the acquisition date in the amount of $0.5 million, with an offsetting increase in goodwill. During the three months ended December 31, 2021, Innovations determined that the VIE should not be consolidated since it no longer had a variable interest in the VIE, and recorded a $4.3 million decrease to property and equipment, a $22 thousand decrease to other assets, a $8 thousand decrease to accrued expenses and other current liabilities and a $4.1 million decrease to debt, with no change to goodwill. In addition, during the three months ended December 31, 2021, Innovations recorded a lease intangible of $0.8 million, with an offsetting decrease in goodwill, as well as a $0.2 million increase in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.
The acquired intangible assets from Innovations and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$10,925	10
Definite-lived intangible assets—Technology and intellectual property	8,075	5-7
Definite-lived intangible assets—Customer relationships	9,325	10
Definite-lived intangible assets—Lease	790	4.8
Total fair value of identifiable intangible assets	$29,115
Acquisition of Cloudbreak
On June 9, 2021, UpHealth (fka GigCapital2) completed the Cloudbreak Business Combination in an exchange of cash, notes, and common stock interests in UpHealth totaling $142.0 million, net of cash acquired of $0.9 million. The acquisition brings additional software and support synergies to our virtual care infrastructure offerings.
We identified developed technology and intellectual property, customer relationships, and trade names as definite-lived intangible assets. Developed technology and intellectual property primarily consists of Martti™, Cloudbreak’s core telehealth offering, which is a remote video enabled interpretation software that puts certified medical interpreters alongside clinical care teams at video endpoints in provider networks nationwide. Customer relationships consist of Cloudbreak's core customers, which are comprised of hospitals and health systems, Federally Qualified Healthcare Clinics, urgent care centers, standalone medical practices, and schools nationwide. Trade names consist of the Martti™ trademark.
The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Cloudbreak. The goodwill is partially deductible for tax purposes.
The following table sets forth the allocation of the purchase price to Cloudbreak's identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is subject to reevaluation during the measurement period.

(In thousands)	As of December 31, 2021	Measurement Period Adjustments	As of June 9, 2021
Accounts receivable	$5,551	$741	$4,810
Prepaid expenses and other	921	—	921
Identifiable intangible assets	32,475	—	32,475
Property and equipment	7,065	183	6,882
Other assets	631	(411)	1,042
Goodwill	107,310	(3,658)	110,968
Total assets acquired	153,953	(3,145)	157,098
Accounts payable	2,518	—	2,518
Accrued expenses and other current liabilities	1,267	362	905
Deferred revenue	15	—	15
Deferred tax liability	4,003	(3,903)	7,906
Other long-term liabilities	382	382	—
Debt	3,752	—	3,752
Total liabilities assumed	11,937	(3,159)	15,096
Net assets acquired	$142,016	$14	$142,002
During the three months ended September 30, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net increase in net assets acquired and goodwill of $14 thousand. During the three months ended September 30, 2021, Cloudbreak recorded a lease liability related to its operating leases as of the acquisition date in the amount of $0.4 million, with an offsetting increase in goodwill. During the three months ended December 31, 2021, Cloudbreak recorded a $0.7 million increase to accounts receivable, net of reserve, with an offsetting decrease in goodwill; a $0.2 million increase to property and equipment and a $0.4 million decrease in other assets, with an offsetting increase in goodwill, related to capital lease security deposits; a $0.4 million increase to accrued expenses and other current liabilities, with an offsetting increase to goodwill, related to a payroll accrual and a payable to a customer; and a $3.9 million decrease in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.
The acquired intangible assets from Cloudbreak and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$12,975	10
Definite-lived intangible assets—Technology and intellectual property	5,825	5
Definite-lived intangible assets—Customer relationships	13,675	10
Total fair value of identifiable intangible assets	$32,475
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
Acquisition-Related Costs
For the year ended December 31, 2021 and December 31, 2020, we have incurred $36.3 million and none, respectively, of acquisition-related charges for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations), and Cloudbreak, which are included in acquisition, integration and transformation costs in the consolidated statements of operations.

Combined Pro Forma Results for the Year Ended December 31, 2021 and 2020
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations), and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2020, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

(In thousands)	For the year ended December 31,
Pro Forma	2021	2020
Revenues	$148,945	$117,421
Net income (loss)	$(345,340)	$(1,882)
Basic earnings per share	(3.23)	(0.04)
Diluted earnings per share	(3.23)	(0.04)
4.    Property and Equipment
Property and equipment consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Land	$15,459	$—
Buildings	18,086	—
Leasehold improvements	3,393	—
Medical and surgical equipment	2,953	—
Electrical and other equipment	508	73
Computer equipment, furniture and fixtures	12,029	33
Vehicles	185	48
Internal use software	3,837	—
Construction in progress	4,363	—
	60,813	154
Accumulated depreciation and amortization	(4,741)	(3)
Total property and equipment, net	$56,072	$151

Depreciation expense was $4.7 million and $3 thousand for the years ended December 31, 2021 and 2020, respectively.

5.    Goodwill and Intangible Assets
We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million.
The changes in the carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2020	$164,194
Measurement period adjustment—Thrasys	(4,124)
Measurement period adjustment—BHS	(663)
Business acquisition of TTC	57,574
Measurement period adjustment—TTC	780
Business acquisition of Glocal	91,871
Measurement period adjustment—Glocal	24,575
Business acquisition of Innovations	143,730
Measurement period adjustment—Innovations	(76)
Business acquisition of Cloudbreak	110,968
Measurement period adjustment—Cloudbreak	(3,658)
Impairment	(297,930)
Foreign exchange	(2,973)
Balance at December 31, 2021	$284,268
The changes in carrying amounts of intangible assets consisted of the following:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
Balance at December 31, 2020	$7,065	$10,705	$10,012	$—	$27,782
Additions	25,025	51,865	23,000	790	100,680
Amortization	(2,584)	(7,251)	(2,400)	(116)	(12,351)
Foreign exchange	—	(798)	—	—	(798)
Balance at December 31, 2021	$29,506	$54,521	$30,612	$674	$115,313

The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $12.4 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Lease Amortization	Total
2022	$3,532	$9,363	$3,313	$168	$16,376
2023	3,524	9,363	3,313	168	16,368
2024	3,107	9,363	3,313	169	15,952
2025	3,083	9,363	3,313	169	15,928
2026	3,083	8,712	3,313	—	15,108
Thereafter	13,177	8,357	14,047	—	35,581
	$29,506	$54,521	$30,612	$674	$115,313
6.Investment in Unconsolidated Entities
On November 20, 2020, we entered into a stock purchase agreement to acquire 43.46% of Glocal in exchange for a promissory note for future cash consideration, as defined in the stock purchase agreement, and common stock interests in UpHealth, for a purchase price of $57.4 million. Since we did not have a controlling financial interest, this investment was presented as an equity method investment in our consolidated balance sheets for the year ended December 31, 2020. For the period from November 20, 2020 through December 31, 2020, our share of the net income (loss) of Glocal included amortization expense of $0.5 million related to intangible assets being amortized into income over the estimated remaining lives of the assets. For the period from January 1, 2021 through March 25, 2021, our share of the net income (loss) of Glocal included amortization expense of $1.1 million.
We acquired a controlling financial interest in Glocal on March 26, 2021, increasing our ownership to 89.40%, and recognized a fair value gain on the step-acquisition of $0.6 million, prior to consolidation.
On May 14, 2021, June 21, 2021 and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of December 31, 2021.
See Note 3, Business Combinations, for further information.
7.    Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Accrued professional fees	$10,238	$4,246
Accrued products and licenses	17,889	691
Accrued interest on debt	1,227	142
Accrued payroll and bonuses	3,939	1,545
Accrued taxes in connection with shareholder distribution	120	1,493
Other accruals	2,671	365
Total accrued expenses	$36,084	$8,482

8.    Debt
Debt consisted of the following:

(In thousands)	December 31, 2021	December 31, 2020
Convertible notes	$160,000	$—
Other debt facilities (various maturities and interest rates)	3,847	—
Paycheck Protection Program loans	—	1,545
Provider Relief and EIDL Funds	123	230
Seller notes	18,680	21,100
Total debt	182,650	22,875
Less: unamortized original issue and debt discount	(62,140)	—
Total debt, net of unamortized original issue and debt discount	120,510	22,875
Less: current portion of debt	(22,093)	(22,531)
Noncurrent portion of debt	$98,417	$344
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At December 31, 2021, the fair value of the derivative was $8.0 million, which was included in derivative liability, noncurrent, in the consolidated balance sheet. Total interest expense for the year ended December 31, 2021 was $13.4 million, of which $5.6 million related to contractual interest expense, $6.9 million related to derivative accretion, and $0.9 million related to debt issuance costs amortization. Total other income for the year ended December 31, 2021 included a $53.8 million gain on the fair value of the derivative liability. At December 31, 2021, accrued interest was $0.4 million.
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
In addition, we agreed to conduct one or more primary offerings of our equity securities in the aggregate amount of $35.0 million (the “Equity Offering”) and that such equity securities shall be subordinate in right of payment to the 2026 Notes. In the event that such Equity Offering was not consummated by October 9, 2022, the interest rate on the 2026 Notes would have increased by an additional 1.0% per annum on the principal amount of the 2026 Notes on and after October 9, 2022 until maturity (unless further increased pursuant to this section), and if the Equity Offering was not consummated by (a) April 9,

2023, (b) October 9, 2023 or (c) April 9, 2024, the interest rate on the 2026 Notes would have increased by an additional 1.0%. per annum on the principal amount of the 2026 Notes on and after each such date until maturity. For the avoidance of doubt, the interest rate on the 2026 Notes would not have exceeded 10.25% per annum, and if the Equity Offering was consummated by us prior to any of the above referenced dates, there would have been no increase in the interest rate on the 2026 Notes beyond the rate in effect at such time of consummation of the Equity Offering. As discussed in Note 10, Capital Structure, we completed an equity offering in October 2021, which satisfied these requirements.

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

Glocal Debt Facilities
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $3.8 million (or INR 285.9 million) as of December 31, 2021. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments. The loans are secured by mortgages on real property and personal guarantee of two Glocal directors. The loans bear interest rates between 11.15% and 16.25% per annum. During the twelve months ended December 31, 2021, Glocal repaid $23.0 million of the aggregate carrying value of the term loans. At December 31, 2021 accrued interest on Glocal's debt facilities was $23 thousand and is included in accrued expenses in the consolidated balance sheets. For the year ended December 31, 2021, interest expense was $0.7 million.
Prior to being acquired, Glocal had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; these negotiations were completed in the fourth quarter and Glocal was able to realize a forgiveness of debt of approximately $(2.3) million.

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
On January 6, 2021, we issued a $1.5 million principal amount, 5.0% convertible note due January 6, 2026 (the “2026 5% Note”). The 2026 5% Note is unsecured and bears interest at a fixed rate of 5.0% per year and, unless earlier converted, the principal and accrued interest of the 2026 5% Note will be due and payable by us at any time on or after the maturity date at our election or upon demand by the holder. On June 9, 2021, in connection with the closing of the Business Combinations, the 2026 5% Note was converted into 150,367 shares of UpHealth common stock, representing the total outstanding principal balance and unpaid accrued interest of $1.5 million and $30 thousand, respectively. A $0.1 million gain on extinguishment was recognized and included in other income, net, including interest income, in the consolidated statements of operations.

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
As of December 31, 2021, one subsidiary had used $0.1 million of the PRF funds and the remaining $0.1 million is recorded within current portion of long-term debt in the consolidated balance sheets as they have not met the terms and conditions and restrictions for the CARES Act relative to these funds. As of December 31, 2021, the other subsidiary had used all $0.5 million of the PRF funds under the terms and conditions and restrictions for the CARES Act relative to these funds. Both subsidiaries had until June 30, 2021 to use amounts remaining for expenses attributable to COVID-19 (but not reimbursed by other sources) and/or lost patient care revenue. HHS is entitled to recover PRF amounts received by both subsidiaries that are unused as for the purposes disclosed above. In February 2022, $0.1 million of the remaining funds were returned to HHS.

Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million and $0.4 million at December 31, 2021 and December 31, 2020, respectively. The notes bear interest at rates of 3.50% per annum. Notes totaling $0.7 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was $39 thousand and $9 thousand at December 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the consolidated balance sheets.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings' merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022 for $18.7 million of the seller notes. At December 31, 2021 and December 31, 2020, seller notes totaled $18.7 million and $21.1 million, respectively.

The accrued interest payable was $0.7 million and $0.1 million at December 31, 2021 and December 31, 2020, respectively, and is included in accrued expenses in the consolidated balance sheets. Interest expense was $1.6 million and $0.1 million for the years ended December 31, 2021 and December 31, 2020, respectively.
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

Contractual Maturities
At December 31, 2021, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
2022	$22,093
2023	—
2024	—
2025	—
2026	160,000
Thereafter	557
Total	$182,650
9.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2021 and December 31, 2020, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006
Liabilities:
Derivative liability	$—	$—	$7,977	$7,977
Warrant liability	—	252	—	252
	$—	$252	$7,977	$8,229
Money Market Funds
At December 31, 2021, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the year ended December 31, 2021.
Cash equivalents at December 31, 2021 were as follows:

(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$45,006	$—	$—	$45,006
Total cash equivalents	$45,006	$—	$—	$45,006
Derivative Liability
In accounting for the 2026 Notes (see Note 8, Debt, for further information), we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. At December 31, 2021, the fair value of the derivative was $8.0 million, all of which was included in derivative, noncurrent in the consolidated balance sheets. Total other income for the year ended December 31, 2021 included a $53.8 million gain on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

December 31, 2021
Stock price	$2.24
Volatility	82.5%
Risk free rate	1.18%
Exercise price	$10.65
Expected life (in years)	4.44
Conversion periods	2-5 years
Future share price	$0.01-$34.05
Private Placement Warrants and PIPE Warrants

We have classified the Private Placement Warrants and PIPE Warrants (see Note 10, Capital Structure) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. At December 31, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.29 per warrant, totaling $0.2 million and $0.1 million respectively, and are included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2021, we recorded a $0.3 million gain due to the fair value changes in the Private Placement Warrants, and a $1.3 million gain due to the fair value changes in the PIPE Warrants, both of which are included in gain in fair value of warrant liabilities in the consolidated statement of operations.
The fair value of the Private Placement Warrants and PIPE Warrants is considered a Level 2 valuation as we have derived their value by using quoted market prices. The transfer of the Private Placement Warrants and PIPE Warrants to anyone other than the purchasers or their permitted transferees, would result in these Private Placement Warrants and PIPE Warrants having substantially the same terms as the Public Warrants, which are traded in active markets.
There were no transfers between fair value levels during the year ended December 31, 2021.

10.    Capital Structure
The consolidated statements of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combinations and reverse recapitalization exchange ratio (1.0 UpHealth Holdings shares converted to 10.28 GigCapital2 shares) as discussed in Note 3, Business Combinations.
Preferred Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. At December 31, 2021 and 2020 there were no shares of preferred stock outstanding.
Common Stock
Our Second Amended and Restated Certificate of Incorporation, authorizes the issuance of 300,000,000 shares of common stock, par value of $0.0001. As of December 31, 2021, there were 144,278,969 shares of common stock issued and outstanding. As of December 31, 2020, there were 70,021,063 shares of common stock issued and outstanding.
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
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance as of December 31, 2021 were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	10,693
Stock options outstanding	1,516
Shares issuable upon conversion of 2026 Notes	15,023
Shares issuable upon conversion of Public Warrants	17,250
Shares issuable upon conversion of Private Warrants	568
Shares issuable upon conversion of PIPE Warrants	300
Shares available for future grant under 2021 EIP	5,608
50,958
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
As of December 31, 2021, there were 18,117,494 warrants outstanding, including 17,250,000 Public Warrants, 567,500 Private Placement Warrants, and 299,994 PIPE Warrants (see Private Placement and Pipe Subscription Agreements below).
Founder Shares
During the period from March 6, 2019 (date of GigiCapital2's inception) to March 12, 2019, GigCapital2's sponsor and Northland Gig2 Investment LLC purchased 2,500,000 shares of GigCapital2 common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, GigCapital2 effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the sponsor and Northland Gig2 Investment LLC holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the sponsor and Northland Gig2 Investment LLC sold 68,041 shares and 31,959 shares, respectively, to EarlyBirdCapital, Inc. and the EarlyBird Group, collectively, for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, GigCapital2 effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the sponsor, Northland Gig2 Investment LLC, EarlyBirdCapital, Inc., and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of December 31, 2021. The Founder Shares are identical to the common stock included in the Units sold in GigCapital2's initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

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
We accounted for the Private Placement Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) on the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. At December 31, 2021, the fair value of the Private Placement Warrants was $0.2 million, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2021, we recorded a $0.3 million gain due to the fair value changes in the Private Placement Warrants, which is included in gain in fair value of warrant liabilities in the consolidated statement of operations.
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
We accounted for the PIPE Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) in the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the consolidated statements of operations. At December 31, 2021, the fair value of the PIPE Warrants was $0.1 million, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2021, we recorded a $1.3 million gain due to the fair value changes in the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the consolidated statement of operations.
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
On January 7, 2022, we entered into a second amendment to the Purchase Agreement, which deferred the Closing Date to no earlier than April 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $10.64065 per KAF Share, plus (b) in the event that the Closing Date occurs after January 9, 2022, $0.0846 per KAF Share for each month (prorated for a partial month) following January 9, 2022.
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
Due to its mandatorily redeemable for cash feature, we have recorded the Purchase Agreement as a forward share purchase liability in our consolidated balance sheets for up to the 1,700,000 shares, at $10.00 per share, of our common stock that KAF may elect to sell and transfer to us and we will repurchase from KAF, plus imputed interest, totaling $18.1 million at December 31, 2021. In October 2021, as agreed with KAF, we transferred $18.1 million to an escrow account, which is included in restricted cash in the consolidated balance sheets at December 31, 2021.
In April 2022, in accordance with the Purchase Agreement, KAF transferred the 1,700,000 shares of our common stock to us and we transferred to KAF the $18.1 million in cash previously held in escrow.
Equity Plans
Thrasys' 2019 Stock Incentive Plan
Contemporaneous with its merger with UpHealth Holdings on November 20, 2020, Thrasys entered into stock compensation agreements with employees pursuant to the Thrasys 2019 Stock Incentive Plan, a Restricted Stock Award (“RSA”) agreement, and a Restricted Stock Unit (“RSU”) award agreement, and awarded 536,184 RSA shares and 3,427,316 RSU shares to employees. On June 9, 2021, in connection with the Business Combinations, the RSAs and RSUs were settled with a combination of shares of UpHealth common stock and proceeds from the seller notes. As of December 31, 2021, there were no outstanding awards under the Thrasys 2019 Stock Incentive Plan.
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
Upon completion of the Business Combinations, UpHealth assumed 1,576,670 options with a fair value of $99.0 million, which were included in purchase consideration, and 134,943 unvested options with a fair value of $0.6 million, which are subject to continued vesting and will be recorded as stock-based compensation prospectively; and Cloudbreak ceased granting awards under the Cloudbreak Plan.
The following table summarizes stock option activity under the Cloudbreak Plan:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (1)
Outstanding as of June 9, 2021	1,711,613	$4.45	4.15	$488
Options granted	—	—	—
Options exercised	195,743	1.63	3.52	119
Options forfeited or expired	—	—	—
Outstanding as of December 31, 2021	1,515,870	4.81	4.16	368
Vested and expected to vest as of December 31, 2021	1,515,870	4.81	4.16	368
Exercisable as of December 31, 2021	1,407,449	$4.62	3.84	$368
(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of our common stock of $2.24 per share as of December 31, 2021 for all in-the-money stock options outstanding.
As of December 31, 2021, there was $0.5 million of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 2.38.
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
In August 2021, under the terms of the merger agreement with Thrasys and upon the filing of a Form S-8 with the SEC on August 12, 2021, we granted 4,660,266 RSUs to two officers of Thrasys, which will fully vest on June 9, 2022. These RSUs had a fair value of $46.6 million, which was included in purchase consideration. In September 2021, we issued 28,616 shares of restricted stock to a consultant.
We had 5,608,152 shares available for grant as of December 31, 2021.
The following table summarizes our RSU activity under the 2021 EIP:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 30, 2021	—	$—
RSUs granted	10,784,045	$5.60
RSUs vested and issued	(90,674)	$1.93
RSUs forfeited	—	$—
Outstanding as of December 31, 2021	10,693,371	$5.63

As of December 31, 2021, there was $10.1 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.58.
Stock-based Compensation
During the year ended December 31, 2021, we recorded stock-based compensation expense totaling $1.0 million, all of which was attributed to our general and administrative function.
11.    Revenue
Disaggregation of Revenue
Revenue by service offering consisted of the following:

	For the year ended December 31,
(In thousands)	2021	2020
Services	$70,223	$1,664
Licenses and subscriptions	25,516	3,304
Products	28,056	428
Total revenue	$123,795	$5,396
Revenue by geography consisted of the following:

	For the year ended December 31,
(In thousands)	2021	2020
Americas	$92,114	$5,036
Europe	18,600	360
Asia	13,081	—
Total revenue	$123,795	$5,396
Our revenue is entirely derived from the healthcare industry. Revenue recognized over-time was approximately 77% and 92% of total revenue during the years ended December 31, 2021 and December 31, 2020, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during fiscal 2021 and 2020, respectively.

The change in contract assets was as follows:

(In thousands)	December 31, 2021	December 31, 2020
Unbilled receivables, beginning of period	$438	$—
Contract assets acquired in business combination	—	66
Reclassifications to billed receivables	—	(52)
Revenues recognized in excess of period billings	346	424
Unbilled receivables, end of period	$784	$438
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred revenue, beginning of period	$397	$—
Revenues recognized from balances held at the beginning of the period	(397)	—
Fair value of deferred revenues from business combination	—	700
Net revenues deferred from period collections on unfulfilled performance obligations	2,649	(303)
Ending Balance	$2,649	$397
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
Approximately 0.3% of revenue recognized during the year ended December 31, 2021 was from the deferred revenue balance existing as of December 31, 2020. Approximately 5.6% of the revenue recognized in fiscal 2020 (post-November 20, 2020 acquisition) is from the unearned revenue balance existing as of November 20, 2020, the date of acquisition.
Remaining Performance Obligations
The majority of the Company’s noncurrent remaining performance obligation is expected to be recognized during the next 12 months and is classified as current in the table below. The remainder will be incurred from 2022 through 2024.
Remaining performance obligations consisted of the following:

(In thousands)	Total	2022	2023-2024
Subscriptions	$7,804	$3,044	$4,760
Licenses	—	—	—
SaaS and hosting	49	49	—
Program management and services	—	—	—
	$7,853	$3,093	$4,760
12.    Income Taxes

The sources of income (loss) before provision for income taxes are as follows:

(In thousands)	For the year ended December 31,
Current:	2021	2020
Federal	$(225,970)	$(2,057)
Foreign	(116,803)	—
Total	$(342,773)	$(2,057)

Income tax expense (benefit) consisted of the following:

(In thousands)	For the year ended December 31,
Current:	2021	2020
Federal	$39	$578
State	26	94
Foreign	—	—
Total current expense	65	672
Deferred:
Federal	(1,520)	(536)
State	(167)	(86)
Foreign	(815)	—
Total deferred benefit	(2,502)	(622)
Income tax expense	$(2,437)	$50
Income tax expense (benefit) differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

(In thousands)	For the year ended December 31, 2021		For the year ended December 31, 2020
	Amount	Tax Rate	Amount	Tax Rate
Income (loss) before income tax	$(342,773)		$(2,057)
Federal statutory income tax	(71,982)	21.00%	(432)	21.00%
State income tax, net of federal benefit	(147)	0.04%	(84)	4.10%
Foreign differential rate	(138)	0.04%	—	—%
Goodwill impairment	60,952	(17.79)%	—	—%
Transactions costs	7,523	(2.20)%	561	(27.30)%
Permanently disallowed interest expense	1,663	(0.48)%	—	—%
Other	(308)	0.10%	5	(0.20)%
Effective income tax rate	$(2,437)	0.71%	$50	(2.40)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

(In thousands)	December 31, 2021	December 31, 2020
Deferred Tax Assets
Accrued expenses	$4,877	$573
Transactions costs	139	86
State credits	—	738
Net operating loss carryforwards	6,859	19
Stock compensation	2,220	—
Allowance of doubtful accounts	6,317	—
Convertible debt accretion	1,980	—
Disallowed interest expense	447	—
Total deferred tax assets	22,839	1,416
Deferred Tax Liabilities
Property, Plant and Equipment	(9,287)	—
Intangibles	(28,166)	(6,739)
Unrealized (gain) loss from fair market value adjustment on derivatives	(13,635)	—
Deferred revenue	—	(195)
Other	(32)	—
Total deferred tax liabilities	(51,120)	(6,934)
Less: Valuation allowance	—	(554)
Net deferred tax asset (liability)	$(28,281)	$(6,072)
We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies, and projected future taxable income. Based on these considerations, and the carryforward availability of a portion of the deferred tax assets, management believes it is more likely than not that we will realize the benefit of the deferred tax assets. The valuation allowance changed by $0.6 million from 2020 to 2021 due to the write-off of the deferred tax asset.

As of December 31, 2021, we had approximately $6.9 million of federal NOL carryforward, $7.1 million of state NOL carryforward, and $22.8 million of foreign NOL carryforward. The federal NOL carryforward will carry forward indefinitely. The state NOL carryforward will begin expiring in 2032. The foreign NOL carryforward of $0.2 million will begin expiring in 2031 and the remaining balance of foreign NOL carryforward does not expire.

At December 31, 2021, we had no accumulated unremitted earnings from foreign subsidiaries.

The U.S. Treasury Department issued final regulations in July 2020 concerning global intangible low income, commonly referred to as GILTI tax and introduced by the Tax Act of 2017. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The final tax regulations allow income to be excluded from GILTI tax that are subject to an effective tax rate higher than 90 percent of the U.S. tax rate. An accounting policy choice is allowed to either treat taxes due on future U.S. inclusions related to GILTI in taxable income as a current-period expense when incurred (the “period cost method”) or factor such amounts into the measurement of deferred taxes (the “deferred method”). Our accounting policy election is to treat the taxes due on future U.S. inclusions in taxable income under GILTI as a period cost when incurred.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the year ended December 31,
	2021	2020
Beginning balance	$—	$—
Additions for prior year tax positions	1,703	—
Ending balance	$1,703	$—

At December 31, 2021, we had $1.7 million of total unrecognized tax benefits, all of which, if recognized, would impact our effective tax rate. We do not anticipate the unrecognized tax benefits will reverse within the next twelve months.

We recognize interest and/or penalties related to income tax matters as part of income tax expense (benefit). We accrued interest and penalties of $45 thousand during the periods presented.

The Internal Revenue Service (“IRS”) audited Thrasys’ 2008 and 2009 tax returns for the proper year of inclusion of approximately $15.0 million long-term capital gain on the sale of certain intellectual property rights. Thrasys originally reported the gain on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and Thrasys passed the gain through to its shareholders. The IRS has asserted that Thrasys owes C Corporation tax of approximately $5.0 million for 2008, or in the alternative, Thrasys owes C Corporation tax of approximately $5.0 million for 2009 as a built in gain. In addition, Thrasys could be assessed additional California franchise tax of approximately $1.3 million. Additionally, if additional income taxes are imposed, interest will be charged at approximately 4% per year, compounded annually, resulting in potential interest of approximately $3.0 million. The IRS has not asked that penalties be imposed.
The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the shareholders for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment in Thrasys, Inc. v. Commissioner (T.C. Memo 2018-199); however, Thrasys prevailed, and the motion was denied. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to Thrasys’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated. Counsel for the IRS has contacted counsel for Thrasys and has offered to join Thrasys in a motion to have the case decided without trial. This and other alternatives are now under consideration. It is not likely this case will be resolved before the end of 2022. Thrasys intends to vigorously defend its position in the case and believes it will prevail if the case is taken to trial. Thrasys has accrued $0.2 million representing probable additional taxes and interest imposed, in other current liabilities in the consolidated balance sheets.

Our tax years remain open to examination from 2008 in the U.S. and from 2013 in India.
13.    Earnings (Loss) Per Share
Basic income (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	For the year ended December 31,
(In thousands, except per share data)	2021	2020 (1)
Numerator:
Net loss attributable to UpHealth, Inc.	$(341,023)	$(2,186)
Denominator:
Weighted average shares outstanding	107,028	52,348
Weighted average shares outstanding	107,028	52,348
Net loss per share attributable to UpHealth, Inc.:
Basic	$(3.19)	$(0.04)
Diluted	$(3.19)	$(0.04)
(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
For the year ended December 31, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 1.5 million of stock options; 5.2 million of RSUs, senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.
For the year ended December 31, 2020, there were no convertible securities that would be considered dilutive; accordingly, dilutive earnings (loss) per share equals the basic earnings (loss) per share.

14.    Employee Benefit Plans
In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, we have six defined contribution plans, which cover substantially all employees. The plans provide for discretionary matching and profit-sharing contributions. For the years ended December 31, 2021 and 2020, there were no significant employer matching or employer profit sharing contributions to the plans.
In addition, with the acquisition of Glocal, we acquired a defined benefit plan, which entitles an employee, who has rendered at least five years of continuous service, to receive one-half month’s salary for each year of completed service at the time of retirement/exit. As of December 31, 2021, the unfunded status of the defined benefit plan was $6 thousand. For the year ended December 31, 2021, the net periodic pension cost of the defined benefit plan was $0.1 million.
15.    Related-Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were approximately $0.2 million and none for the years ended December 31, 2021 and 2020. There were no unpaid management fees at December 31, 2021 and 2020.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 8, Debt, for related party long-term debt.
See Note 18, Commitments and Contingencies, for leases with related parties.
The Company makes guaranteed payments to related parties. Guaranteed payments aggregated $5.3 million for the period ended December 31, 2021 and $0.5 million for the period November 20, 2020 through December 31, 2020. These amounts are presented in cost of goods and services in the consolidated statement of operations. We had unpaid guaranteed payments of $0.3 million and $0.1 million as of December 31, 2021 and 2020, respectively, which is included in accrued liabilities on the consolidated balance sheet.

16.Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Glocal and Cloudbreak subsidiaries;
•Services—through our Innovations, BHS, and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
In the Quarterly Report on Form 10-Q for the six-months ended June 30, 2021 we reported our revenue, gross margin and total assets into four operating business segments and one non-operating business segment. As a result of the integration and alignment of the businesses, in the three months ended September 30, 2021, we began operating along three business segments and reported financial information for the following segments: Integrated Care Management, Virtual Care Infrastructure, and Services. The Services segment includes the Digital Pharmacy and Behavioral Health business units.
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
We evaluate performance based on several factors, of which Revenue, Cost of Goods and Services, Adjusted EBITDA, and Total Assets by service and product, are the primary financial measures:
Revenue by segment consisted of the following:

	For the year ended December 31,
In thousands	2021	2020
Integrated Care Management	$31,886	$3,715
Virtual Care Infrastructure	36,569	—
Services	55,340	1,681
Total revenue	$123,795	$5,396

Gross margin by segment consisted of the following:

	For the year ended December 31,
In thousands	2021	2020
Integrated Care Management	$10,316	$2,900
Virtual Care Infrastructure	14,156	—
Services	19,115	1,313
Total gross margin	$43,587	$4,213

Total assets by segment consisted of the following:

In thousands	December 31, 2021	December 31, 2020
Integrated Care Management	$156,106	$186,476
Virtual Care Infrastructure	217,668	—
Services	127,114	18,383
Corporate	68,419	57,531
Total assets	$569,307	$262,390

Total assets by geography consisted of the following:

In thousands	December 31, 2021	December 31, 2020
Americas	$481,705	$262,390
Asia	87,602	—
Total assets	$569,307	$262,390

17.    Capital Leases

Capital Lease Transactions

Within our Virtual Care Infrastructure segment, we have capital leases for certain computer devices and network equipment. In addition to purchasing Martti™ units for use as inventory, we also lease units through an arrangement with third-party lessors to be used as equipment. Leased units are used as part of our promotional program whereby we loan out Martti™ units for trial purposes to various customers.

As of December 31, 2021, capital lease asset and liabilities are as follows:

December 31, 2021
(In thousands)
Assets		Liabilities
Leased property under capital leases, less accumulated amortization	$5,013	Current: obligations under capital leases	$2,404
		Noncurrent: obligations under capital leases	2,644
		Total	$5,049

There were no capital lease obligations as of December 30, 2020.

As of December 31, 2021, future minimum lease payments under non-cancelable capital leases are as follows:

Year	Capital Lease Obligations
2022	$2,623
2023	1,749
2024	962
Less: Interest	(286)
$5,049

18.    Commitments and Contingencies
Commitments
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through November 2026. The leases require monthly payments ranging from $3 thousand to $32 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $81 to $60 thousand. The leases expire at various dates through September 2046. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of December 31, 2021, and are included in other assets in the consolidated balance sheets.
Total rent expense under related party and third-party agreements was approximately $4.3 million and $83 thousand for the years ended December 31, 2021 and 2020, respectively.
Total sublease income under third-party agreements was approximately $0.3 million and none for the years ended December 31, 2021 and 2020, respectively.
During the year ended December 31, 2021, we recorded a lease abandonment accrual totaling $0.9 million related to five offices where we vacated the spaces during the period.
As of December 31, 2021, future minimum lease payments under non-cancelable operating leases are as follows:

Year	Related Party	Third- Party	Sublease Income	Minimum Lease Payments, Net of Sublease Income
2022	$798	$3,204	$(379)	$3,624
2023	814	2,610	(268)	3,155
2024	848	2,301	(265)	2,884
2025	855	1,540	(273)	2,121
2026	383	779	(281)	881
Thereafter	—	1,394	(47)	1,347
	$3,699	$11,828	$(1,514)	$14,013
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
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of December 31, 2021, and is included in accrued expenses in the consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 25, 2020, the U.S. government reached a stimulus package deal. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and likewise, the full impact of the pandemic on our consolidated financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the global situation on our consolidated financial condition, liquidity, operations, vendors, industry, and workforce. Despite the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we have not experienced any material impact on our consolidated results of operations, financial condition, or liquidity during the years ended December 31, 2021 and 2020.
On March 27, 2020, the CARES Act, was enacted into law. The CARES Act is a tax and spending package intended to provide economic relief to address the impact of the COVID-19 pandemic. The CARES Act includes several significant income and other business tax provisions that, among other things, provides for non-income tax-related relief such as refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes. We continue to evaluate the various provisions of the CARES Act and their impact on our consolidated financial statements as a whole. See Note 8, Debt, for further information.
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
19.    Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the balance sheet date, other than those events noted below, that require disclosure in the consolidated financial statements.

In April 2022, in accordance with the forward share purchase agreement (see Note 10, Capital Structure, for further information), KAF transferred the 1,700,000 shares of our common stock to us and we transferred to KAF the $18.5 million in cash previously held in escrow.
20.    Restatement of Previously Issued Unaudited Financial Statements
As discussed in Note 1, “Organization and Business,” on March 25, 2022, the Audit Committee of the Board of Directors of UpHealth, after considering the recommendations of management, concluded that our condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2021 as previously filed with the SEC should not be relied upon because of errors identified therein.

The error that caused us to conclude that our financial statements and other financial information for the Non-Reliance Periods should not be relied upon was the result of an incorrect accounting conclusion regarding a contract with a customer, which resulted in the incorrect recognition of revenue during the Non-Reliance Period.

The following presents a reconciliation of the balance sheets, statements of operations, and cash flows from the prior periods as previously reported to the restated amounts as of September 31, 2021, and for the three and nine month periods ended September 30, 2021.

	September 30, 2021
	As Filed	Restatement Adjustments	As Restated
ASSETS
Current Assets:
Cash and cash equivalents	$67,877	$—	$67,877
Restricted cash	435	—	435
Accounts receivable, net	49,015	(3,878)	45,137
Inventories	3,455	—	3,455
Due from related parties	37	—	37
Prepaid expenses and other current assets	8,771	—	8,771
Total current assets	129,590	(3,878)	125,712
Property and equipment, net	55,785	2,043	57,828
Intangible assets, net	119,955	—	119,955
Goodwill	581,814	—	581,814
Equity method investments	—	—	—
Deferred tax assets	—	—	—
Other assets	1,897	—	1,897
Total assets	889,041	(1,835)	887,206
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	10,065	—	10,065
Accrued expenses	34,718	—	34,718
Deferred revenue	5,348	—	5,348
Due to related party	56	—	56
Income taxes payable	916	—	916
Related-party long-term debt, current	670	—	670
Long-term debt, current	43,849	—	43,849
Derivative liability, current	1,633	—	1,633
Forward share purchase liability	17,577	—	17,577
Other current liabilities	1,048	—	1,048
Total current liabilities	115,880	—	115,880
Related-party long-term debt, noncurrent	—	—	—
Long-term debt, noncurrent	99,079	—	99,079
Deferred tax liabilities	31,059	—	31,059
Warrant liabilities, noncurrent	399	—	399
Derivative liability, noncurrent	10,305	—	10,305
Other long-term liabilities	3,399	—	3,399
Total liabilities	260,121	—	260,121

Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding	—	—	—
Common stock, $0.0001 par value, 300,000 shares authorized; 117,800 issued and outstanding at September 30, 2021	12	—	12
Additional paid-in capital	621,861	—	621,861
Accumulated deficit	(5,328)	(1,835)	(7,163)
Accumulated other comprehensive loss	(3,459)	—	(3,459)
Total UpHealth, Inc., stockholders’ equity	613,086	(1,835)	611,251
Noncontrolling interests	15,834	—	15,834
Total stockholders’ equity	628,920	(1,835)	627,085
Total liabilities and stockholders’ equity	$889,041	$(1,835)	$887,206

	Three Months Ended September 30, 2021			Nine Months Ended September 30, 2021
	As Filed	Restatement Adjustments	As Restated	As Filed	Restatement Adjustments	As Restated
Revenue:
Services	$21,977	$—	$21,977	$45,563	$—	$45,563
Licenses and subscriptions	10,956	—	10,956	23,759	—	23,759
Products	16,137	(3,878)	12,259	24,446	(3,878)	20,568
Total revenue	49,070	(3,878)	45,192	93,768	(3,878)	89,890
Cost of goods and services:
Services	12,434	—	12,434	26,497	—	26,497
License and subscriptions	6,350	—	6,350	13,020	—	13,020
Products	10,504	(2,043)	8,461	16,147	(2,043)	14,104
Total cost of goods and services	29,288	(2,043)	27,245	55,664	(2,043)	53,621
Gross margin	19,782	(1,835)	17,947	38,104	(1,835)	36,269
Operating expenses:
Sales and marketing	3,090	—	3,090	5,670	—	5,670
Research and development	1,916	—	1,916	5,759	—	5,759
General and administrative	11,452	—	11,452	22,481	—	22,481
Depreciation and amortization	3,626	—	3,626	7,496	—	7,496
Stock-based compensation	410	—	410	410	—	410
Lease abandonment expenses	915	—	915	915	—	915
Acquisition-related expenses	1,227	—	1,227	36,566	—	36,566
Total operating expenses	22,636	—	22,636	79,297	—	79,297
Loss from operations	(2,854)	(1,835)	(4,689)	(41,193)	(1,835)	(43,028)
Other income:
Interest expense	(8,145)	—	(8,145)	(13,760)	—	(13,760)
Gain on consolidation of equity method investment	—	—	—	640	—	640
Gain on fair value of derivative liability	49,885	—	49,885	49,885	—	49,885
Gain on fair value of warrant liabilities	373	—	373	1,447	—	1,447
Gain on extinguishment of debt	—	—	—	151	—	151
Other income, net, including interest income	259	—	259	40	—	40
Total other income	42,372	—	42,372	38,403	—	38,403
Income (loss) before income tax benefit (expense)	39,518	(1,835)	37,683	(2,790)	(1,835)	(4,625)
Income tax (expense) benefit	(6,695)	—	(6,695)	357	—	357
Net income (loss) before loss from equity method investment	32,823	(1,835)	30,988	(2,433)	(1,835)	(4,268)
Loss from equity method investment	—	—	—	(561)	—	(561)
Net income (loss)	32,823	(1,835)	30,988	(2,994)	(1,835)	(4,829)
Less: net loss attributable to noncontrolling interests	231	—	231	147	—	147
Net income (loss) attributable to UpHealth, Inc.	$32,592	$(1,835)	$30,757	$(3,141)	$(1,835)	$(4,976)
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$0.28		$0.26	$(0.03)		$(0.05)
Diluted	$0.28		$0.26	$(0.03)		$(0.05)
Weighted average shares outstanding:
Basic	117,628		117,628	95,194		95,194
Diluted	118,073		118,073	95,194		95,194

	Nine Months Ended September 30, 2021
	As Filed	Restatement Adjustments	As Restated
Operating activities:
Net loss	$(2,994)	$(1,835)	$(4,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,701	—	9,701
Amortization of debt issuance costs and discount on convertible debt	5,398	—	5,398
Stock-based compensation	410	—	410
Gain on extinguishment of debt	(151)	—	(151)
Loss from equity method investment	561	—	561
Gain on consolidation of equity method investment	(640)	—	(640)
Gain on fair value of warrant liabilities	(1,447)	—	(1,447)
Gain on fair value of convertible derivative	(49,885)	—	(49,885)
Loss on disposal of property and equipment	80	—	80
Deferred income taxes	(1,274)	—	(1,274)
Other	350	—	350
Changes in operating assets and liabilities, net of effects of acquisitions:			—
Accounts receivable	(31,428)	3,878	(27,550)
Inventories	(326)	—	(326)
Prepaid expenses and other current assets	(1,050)	—	(1,050)
Accounts payable and accrued expenses	18,510	(2,043)	16,467
Income taxes payable	886	—	886
Deferred revenue	4,643	—	4,643
Due to related parties	17	—	17
Other current liabilities	230	—	230
Net cash used in operating activities	(48,409)	—	(48,409)
Investing activities:
Purchases of property and equipment	(1,879)	—	(1,879)
Due to related parties	253	—	253
Net cash acquired in acquisition of businesses	4,263	—	4,263
Net cash provided by investing activities	2,637	—	2,637
Financing activities:
Proceeds from merger and recapitalization transaction	83,435	—	83,435
Proceeds from convertible debt	164,500	—	164,500
Repayments of debt	(23,307)	—	(23,307)
Proceeds from Provider Relief Funds	(8,100)	—	(8,100)
Payments of debt issuance costs	506	—	506
Payments of seller notes	(99,207)	—	(99,207)
Payments of capital lease obligations	(1,253)	—	(1,253)
Proceeds from stock option exercises	319	—	319
Distribution to noncontrolling interest	(100)	—	(100)
Payments of amount due to member	(4,271)	—	(4,271)
Net cash provided by financing activities	112,522	—	112,522
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(807)	—	(807)
Net increase in cash, cash equivalents, and restricted cash	65,943	—	65,943
Cash, cash equivalents, and restricted cash, beginning of period	2,369	—	2,369
Cash, cash equivalents, and restricted cash, end of period	$68,312	$—	$68,312
Supplemental cash flow information:
Cash paid for interest, net of amounts capitalized	$4,640	$—	$4,640
Cash paid for income taxes	—	—	—
Non-cash investing and financing activity:
Issuance of common stock for debt conversion	1,879	—	1,879
Property and equipment acquired through capital lease and vendor financing arrangements	1,047	—	1,047
Issuance of common stock and promissory note to consummate TTC business combination	34,954	—	34,954
Issuance of common stock and promissory note to consummate Glocal business combination	110,122	—	110,122
Issuance of common stock and promissory note to consummate Innovations business combination	157,878	—	157,878
Issuance of common stock and promissory note to consummate Cloudbreak business combination	106,298	—	106,298
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	67,877	—	67,877
Restricted cash	435	—	435
Total cash, cash equivalents, and restricted cash	$68,312	$—	$68,312

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), to allow timely decisions regarding required disclosure.
Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2021, because of the material weaknesses in our internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report, we completed the Business Combinations on June 9, 2021. Prior to the Business Combinations, we were a SPAC formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, the internal controls of UpHealth Holdings became our internal controls and were deemed not comprehensive enough as our operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations.
The design and implementation of internal control over financial reporting post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting is in its preliminary stages. As a result, management was unable, without incurring unreasonable effort or expense, to conduct an assessment of our internal control over financial reporting as of December 31, 2021. Accordingly, we are excluding management’s report on internal control over financial reporting pursuant to Section 215.02 of the SEC Division of Corporation Finance’s Regulation S-K Compliance & Disclosure Interpretations.
As previously disclosed in Part II, Item 9A of our Form 10-K/A for the year ended December 31, 2020, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2020 due to a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to not having adequate controls over accounting for complex accounting instruments and, in particular, related to errors in the accounting for warrants issued in connection with UpHealth’s (fka GigCapital2) Initial Public Offering and recorded in its pre-Business Combinations, historical condensed consolidated financial statements through March 31, 2021.
Our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to the following material weaknesses:
•Lack of appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements;

•Lack of appropriately designed information technology general controls in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process; and
•Lack of appropriately designed and implemented controls over the following:
◦Recording of revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers at certain subsidiaries. Specifically, we had errors in our revenue recognition pertaining to the determination of whether a contract exists, the identification of performance obligations, and the timing and amount of revenue to be recognized;
◦Completeness of accruals in the purchase to disbursement process and the payroll process at certain subsidiaries;
◦Segregation of duties and monitoring controls over the treasury cycle at certain subsidiaries;
◦Financial statement close process at certain subsidiaries to ensure the consistent execution, accuracy, and timely review of account reconciliations; and
◦Financial statement preparation process that involves the use of a spreadsheet and manually consolidating all subsidiaries.
There have been no misstatements identified in the consolidated financial statements as a result of these material weaknesses.
Changes in Internal Control Over Financial Reporting
As of December 31, 2021, we completed the Business Combinations and are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combinations. During the quarter ended December 31, 2021, there have been no changes in the internal control over financial reporting of UpHealth that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Remediation of the Material Weaknesses
During the year ended December 31, 2021, we began remediation efforts to address the material weaknesses identified, including enhancing our internal and external technical accounting resource and engaging third party consultants for the formalization of our internal procedures, Section 404 of the Sarbanes-Oxley Act implementation, and a new ERP system. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our objective is to complete remediation efforts by the end of 2022.
Item 9B.    Other Information
None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in the Definitive Proxy Statement for the Annual Meeting of Stockholders, which is expected to be filed within 120 days after our fiscal year ended December 31, 2021.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)Exhibits.

Exhibit No.	Description
2.1†**
UpHealth Business Combination Agreement, dated as of November  20, 2020 (as amended by the First Amendment dated as of January 29, 2021, the Second Amendment, dated as of March  23, 2021, and the Third Amendment, dated as of April 23, 2021), by and among GigCapital2, Inc., UpHealth Merger Sub, Inc. and UpHealth Holdings, Inc. (included as Annex A to GigCapital2, Inc.’s Proxy Statement/Prospectus filed under Rule 424(b)(3) on May 13, 2021).

2.2†**
Cloudbreak Business Combination Agreement, dated as of November  20, 2020 (as amended by the Amendment, dated as of April  23, 2021), by and among GigCapital2, Inc., Cloudbreak Merger Sub, LLC. Cloudbreak Health, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (included as Annex B to GigCapital2, Inc.’s Proxy Statement/Prospectus filed under Rule 424(b)(3) on May 13, 2021).

2.3**
Fourth Amendment to Business Combination Agreement, dated as of May 30, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 2, 2021).

2.4**
Second Amendment, dated as of June  9, 2021, to the Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., Cloudbreak Health, LLC, Cloudbreak Merger Sub, LLC, solely with respect to Section  7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June  15, 2021).

3.1**
Second Amended and Restated Certificate of Incorporation of UpHealth, Inc. (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

3.2**	Amended and Restated Bylaws of UpHealth, Inc. (incorporated by reference to Exhibit 3.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

4.1**	Specimen Common Stock Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.2 of GiGapital2, Inc.’s Form S-1/A filed with the SEC on May 22, 2019).

4.2**	Specimen Warrant Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.3 of GigCapital2, Inc.’s Form S-1/A filed with the SEC on May 22, 2019).

4.3**
Amended and Restated Warrant Agreement, dated June 9, 2021, by and between GigCapital2, Inc. and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

4.4**
Indenture, dated June  9, 2021, by and between UpHealth, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.1†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., Behavioral Health Service, LLC and AM Physicians LLC, dated as of November 2, 2020 (included as Exhibit 2.3 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.2**
Waiver and First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., BHS Merger Sub 1, LLC, Behavioral Health Service, LLC and the AM Physicians LLC, dated as of November 20, 2020 (included as Exhibit 2.4 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.3**
Second Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., Behavioral Health Service, LLC and the AM Physicians LLC, dated as of February 6, 2021 (included as Exhibit 2.5 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

Exhibit No.	Description
10.4†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffrey R. Bray, dated as of November 2, 2020 (included as Exhibit 2.6 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.5**
First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffrey R. Bray, dated as of January 19, 2021 (included as Exhibit 2.7 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.6†**
Amended and Restated Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth Thrasys Merger Sub, Inc., Thrasys, Inc. and Shareholder Representative Services LLC, dated as of November 20, 2020 (included as Exhibit 2.8 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.7**
First Amendment to Amended and Restated Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., Thrasys, Inc. and Shareholder Representative Services LLC, dated as of February 17, 2021 (included as Exhibit 2.9 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.8†**
Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of October 30, 2020 (included as Exhibit 2.10 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.9**
Waiver and First Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of January 25, 2021 (included as Exhibit 2.11 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.10**
Second Amendment to Agreement and Plan of Merger, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC, dated as of February 8, 2021 (included as Exhibit 2.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.11**
Forward Share Purchase Agreement dated June 3, 2021, by and between GigCapital2, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K, filed by the Registrant on June 4, 2021).

10.12**
Amendment to Forward Share Purchase Agreement dated August 10, 2021, by and between UpHealth, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.'s Current Report on Form 8-K, filed with the SEC on August 12, 2021.

10.13**
Registration Rights and Lockup Agreement, dated June 9, 2021, by and among UpHealth, Inc. and certain stockholders (Cloudbreak) (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.14**
Registration Rights and Lockup Agreement, dated June  9, 2021, by and among UpHealth, Inc. and certain stockholders (UpHealth Holdings) (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.15#**	Cloudbreak Health LLC 2015 Unit Incentive Plan (incorporated by reference to Exhibit 10.6 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.16#**	Form of Cloudbreak Health LLC Unit Option Agreement (incorporated by reference to Exhibit 10.7 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.17#**	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.18**	Form of PIPE Subscription Agreement (included as Annex I to GigCapital2’s proxy statement/prospectus filed with the SEC on February 8, 2021).

10.19**	Form of Convertible Note Subscription Agreement (included as Annex J to GigCapital2’s proxy statement/prospectus filed with the SEC on February 8, 2021).

10.20**	Form of Amendment to Subscription Agreement (PIPE), dated June 8, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

Exhibit No.	Description
10.21**
Form of Amendment to Subscription Agreement (Reduction in Purchase Amount), dated June 8, 2021 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

10.22**	Form of Termination of Subscription Agreement, dated June 8, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

10.23#**	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.9 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.24#**	Form of Option Agreement (incorporated by reference to Exhibit 10.10 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.25#**	Employment Agreement dated October 24, 2021, by and between UpHealth, Inc. and Martin Beck. (included as Exhibit 10.3 to UpHealth, Inc.’s Form 8-K filed with the SEC on October 25, 2021).

10.26#**	Letter of Offer of Employment for Al Gatmaitan, entered into October 19, 2021 (included as Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on October 25, 2021).

10.27#**	Amended & Restated Employment Offer Letter (Martin S.A. Beck) (included as Exhibit 10.10 to GigCapital2’s Form S-4/A filed with the SEC on March 23, 2021).

10.28#**	Amended & Restated Employment Offer Letter (Alfonso W. Gatmaitan) (included as Exhibit 10.11 to GigCapital2’s Form S-4/A filed with the SEC on March 23, 2021).

10.29#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.30#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.31#**	Employment Agreement dated October 23, 2021, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan (included as Exhibit 10.2 to UpHealth, Inc.’s Form 8-K filed with the SEC on October 25, 2021).

10.32**
Amendment No.2 to Forward Share Purchase Agreement dated January 7, 2022, by and between UpHealth, Inc.(formerly known as GigCapital2, Inc.) and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

10.33#**	Separation Agreement and Release dated January 10, 2022, by and between UpHealth, Inc. and Al Gatmaitan (included as Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on January 12, 2022).

10.34†**
McKinsey Project Commercial Agreement, dated March 15, 2022, by and between UpHealth, Inc. and its affiliates and McKinsey & Company, Inc. United States and its affiliates (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on March 16, 2022).

23.1*	Consent of Plante & Moran, PLLC, with respect to UpHealth, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________________________

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement.
(b)Financial Statements. The financial statements filed as part of this Annual Report are listed in the index to the financial statements immediately preceding such financial statements, which index to the financial statements is incorporated herein by reference.
Item 16.    Form 10-K Summary
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 18, 2022	UPHEALTH, INC.

	By:	/s/ Dr. Ramesh Balakrishnan
	Name:	Dr. Ramesh Balakrishnan
	Title:	Chief Executive Officer

POWERS OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Ramesh Balakrishnan and Mr. Martin Beck his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Dr. Ramesh Balakrishnan	Chief Executive Officer	April 15, 2022
Dr. Ramesh Balakrishnan	(Principal Executive Officer)

/s/ Martin S. A. Beck	Chief Financial Officer	April 15, 2022
Martin S. A. Beck	(Principal Accounting and Financial Officer)

/s/ Dr. Chirinjeev Kathuria	Co-Chairman of the Board of Directors	April 15, 2022
Dr. Chirinjeev Kathuria

/s/ Dr. Avi S. Katz	Co-Chairman of the Board of Directors	April 15, 2022
Dr. Avi S. Katz

/s/ Moshe Bar-Siman-Tov	Director	April 15, 2022
Moshe Bar-Siman-Tov

/s/ Dr. Raluca Dinu	Director	April 15, 2022
Dr. Raluca Dinu

/s/ Nathan Locke	Director	April 15, 2022
Nathan Locke

/s/ Neil Miotto	Director	April 15, 2022
Neil Miotto

/s/ Dr. Mariya Pylypiv	Director	April 15, 2022
Dr. Mariya Pylypiv

/s/ Agnès Rey-Giraud	Director	April 15, 2022
Agnès Rey-Giraud

/s/ Jerome Ringo	Director	April 15, 2022
Jerome Ringo