Form 10-K/A
period 2021-12-31
UpHealth, Inc.
filed 2022-04-29
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
UpHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida	(Zip Code)
(Address of Principal Executive Offices)
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

__________Common Shares___________
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
The registrant had outstanding 142,950,719 shares of common stock, $0.0001 par value per share, as of April 22, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of UpHealth, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 18, 2021 (the “Original Filing”).

This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2021. The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing.

Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as well as to include an exhibit that was erroneously omitted from the Original Filing. The certifications of the Company’s principal executive officer and principal financial officer are attached to this Amendment No. 1 as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” or the “Company” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

Our directors and executive officers for the fiscal year ended December 31, 2021 are listed below.

Name	Age	Position
Dr. Chirinjeev Kathuria	57	Co-Chairman of the Board of Directors
Dr. Avi S. Katz	64	Co-Chairman of the Board of Directors
Dr. Raluca Dinu	48	Director
Dr. Mariya Pylypiv	33	Director and SVP Corporate Finance
Neil Miotto	76	Director
Nathan Locke	39	Director
Jerome Ringo	67	Director
Agnès Rey-Giraud	57	Director
Moshe Bar-Siman-Tov	45	Director
Dr. Ramesh Balakrishnan(1)	67	Chief Executive Officer
Dr. Alfonso W. Gatmaitan(2)	61	Chief Operating Officer
Dr. Syed Sabahat Azim(3)	47	Chief Executive Officer and Director, Glocal Healthcare Systems Private Limited
Martin S. A. Beck	56	Chief Financial Officer
(1) The Company announced on April 12, 2022 that Dr. Balakrishnan will transition from the role of Chief Executive Officer to a new position.
(2) Dr. Gatmaitan resigned as the Chief Operating Officer of the Company effective January 10, 2022.
(3) Dr. Azim resigned as the Chief Executive Officer of Glocal Healthcare Systems Private Limited (“Glocal”) effective September 30, 2021 but remains a member of Glocal’s board of directors and continues to provide services to the Company as a full-time consultant.

Executive Officers

Dr. Ramesh Balakrishnan. Dr. Balakrishnan has served as our Chief Executive Officer since the closing of the business combinations between the Company and UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”) in June 2021 (the “Business Combinations”). Dr. Ramesh Balakrishnan served as Co-Chief Executive Officer of UpHealth Holdings from November 2020 until the closing of the Business Combinations, and was also the Chief Executive Officer of Thrasys, Inc. (“Thrasys”), a subsidiary of UpHealth Holdings that delivers technology platforms and applications for integrated care management, from its formation by him in March 2002 until the closing of the Business Combinations. Prior to founding Thrasys, Dr. Balakrishnan co-founded ePropose, Inc., a technology company that pioneered a unique technology for collaboration, in 1998. ePropose, Inc. was merged into a joint venture with Cargill, Inc. – the world’s largest privately held company – in 2001. From 1997 to 1999, Dr. Balakrishnan was Vice President of Software at Asyst Technologies where he was responsible for overall profit and loss for the software division, and the launch of innovative solutions for the global semiconductor industry. Asyst Technologies’ customers represented some of the largest semiconductor fabrication plants in the world including Taiwan Semiconductor Manufacturing Corporation. Prior to joining Asyst Technologies, Dr. Balakrishnan was Director of Applications from 1995 to 1997 at Measurex Corporation, a company that delivered mission critical real-time control systems for discrete and continuous manufacturing. At Measurex, in various roles, Dr. Balakrishnan developed and introduced market leading products in the US, Europe, Asia, Japan, and the Americas. Dr. Balakrishnan holds Ph.D. and M.Sc. degrees from Stanford University and a B.Eng. degree from the University of Madras. He was also a recipient of the very competitive national science talent scholarship awarded by the Government of India for promising science scholars. Dr. Balakrishnan holds 14 domestic and international patents in various areas of technology.

Martin S. A. Beck. Mr. Beck has served as our Chief Financial Officer since the closing of the Business Combinations in June 2021. Mr. Beck has served as a Managing Director at Sikich Corporate Finance, LLC since October 2018 and as the Founder and President of Rewi Enterprises, LLC, a private investment firm, since 2003. Mr. Beck served as a co-founder and Managing Director of MAT Capital, LLC from October 2009 to January 2016. Mr. Beck was a Director at Macquarie Capital Advisors from January 2007 to August 2009 where he focused on mergers and acquisitions and principal transactions. Before then, beginning in May 2000, Mr. Beck was an Executive Director at J.P. Morgan, where he specialized in mergers and acquisitions in the industrials sectors. Mr. Beck also served as Managing Director of Weichai Power Co. from October 2009 to May 2015, where he led International Corporate Development. Mr. Beck received a Master of Business Administration from New York

University, a J.D. from Northwestern University School of Law, and a Bachelor of Arts in Economics from Princeton University.

Dr. Syed Sabahat Azim. Dr. Azim founded Glocal in September 2010, has served as a member of its board of directors since that time and also served as its Chief Executive Officer from its inception until he resigned as the Chief Executive Officer of Glocal effective September 30, 2021. Dr. Azim currently serves as a full-time consultant for UpHealth. Dr. Azim is a medical doctor, former Indian Administrative Service officer and social entrepreneur who has been involved in healthcare for a long time. He also served in the Indian Government from September 2000 to July 2006 in various positions, including the Secretary to the Chief Minister and Director of IT. Prior to this, he founded Sahaj e-Village Ltd – a pan India digital connect enterprise that created 18,000 Common Service Centers across India’s villages bridging the digital divide. Dr. Azim has been declared Social Entrepreneur of the Year 2020 by the World Economic Forum’s Schwab Foundation for Social Enterprise. His innovation, HellolyfCX Digital Dispensary, was awarded the Public Appreciation Award 2020 by UN Innovation at the Health Innovation Exchange HIEx2020 as the most innovative technology to meet the Sustainable Development Goals of UN. He is a member of FICCI Health Services Committee, member of Health Sector Skills Council, Consultative committee on Ayushman Bharat and many others. He is a member of Airtel Customer Advisory Board (one of India’s largest Telecom players) and is a member of the Strategic Advisory Council of India Alliance–A Welcome Trust UK and Government of India Department of Biotechnology Initiative that makes grants for R&D. He is an alumnus of JN Medical College, AMU, Aligarh, LBSNAA Mussoorie and IIM Ahmedabad.

Alfonso “Al” Gatmaitan, DSc. Dr. Gatmaitan served as our Chief Operating Officer from the closing of the Business Combinations until January 10, 2022. Beginning in November 2019, Dr. Gatmaitan served as the Chief Executive Officer and a board member of UpHealth Services, Inc. which became a subsidiary of UpHealth Holdings following a reorganization in October 2020, and from October 2020 until June 2021 he served as the Co-Chief Executive Officer and a board member of UpHealth Holdings until the closing of the Business Combinations. He served in various capacities during the formation of UpHealth Services from January 2018 to November 2019. A hospital president at age 31, Dr. Gatmaitan was named the Under 40 Executive of the Year by the Indiana Chapter of the American College of Healthcare Executives. Over a total of 32 years, Dr. Gatmaitan enjoyed increasingly challenging roles including serving as the founding President of a new hospital built from a green field and as President of a $450,000,000 community-based hospital and medical group system. Most recently Dr. Gatmaitan served as the Chief Operating Officer for Indiana University Health, a $6.3 billion integrated delivery system with an owned health plan, from January 2016 to December 2018. Dr. Gatmaitan holds a master’s degree in health administration from Indiana University and is a Doctor of Science in Healthcare Leadership from the University of Alabama at Birmingham. He is also a Fellow in the American College of Healthcare Executives and has served as an Executive in Residence for The Health Management Academy, a peer learning company of leading health systems and industry executives.

Directors

Dr. Chirinjeev Kathuria. Dr. Kathuria has served as Co-Chairman of our Board of Directors since June 2021. Dr. Kathuria is an Indian American investor, businessperson, and philanthropist. He co-founded UpHealth Holdings in October 2020, following the reorganization of UpHealth Services, Inc., which he founded in November 2019. Prior to the closing of the Business Combinations, he served as the Chairman of the Board of UpHealth Holdings and UpHealth Services, Inc. since each of their inceptions. Dr. Kathuria co-founded Ocean Biomedical in January 2019 and serves as the Chairman of its Board of Directors, a position he has held since inception. Ocean Biomedical is a biotech company that partners with leading scientists and research institutions to accelerate the translation of new discoveries into breakthrough medicines. Dr. Kathuria also co-founded AIRO Group in March 2020 and serves as the Chairman of its Board of Directors, a position he has held since inception. AIRO Group offers an end-to-end solution for the next generation of avionics, manned and unmanned mobility, and multi-modal transportation for defense and commercial markets. In addition, Dr. Kathuria co-founded and served as Chairman of New Generation Power in February 2009 and founded and served as a director of American Teleradiology NightHawks, Inc. in March 2003. American Teleradiology NightHawks, Inc. merged with NightHawk Radiology Holdings, Inc. and the combined company went public on NASDAQ in October 2006. Dr. Kathuria served as a director of The X-Stream Networks Inc. from March 1998 to March 2000, an internet service provider which was sold to Liberty Surf Group S.A. and subsequently went public on the Paris Stock Exchange. Dr. Kathuria has also been involved in space exploration, and was the Founding Director of MirCorp in January 1999, the first commercial company to privately launch and fund manned space programs. Dr. Kathuria ran for U.S. Senate in Illinois, becoming the first Indian American to run for the U.S. Senate in U.S. history, in a race that included eventual winner, President Barack Obama. Dr. Kathuria received a Bachelor of Science degree and Doctor of Medicine from Brown University and a Master of Business Administration degree from Stanford University. The Company believes that Dr. Kathuria is qualified to serve as the Co-Chairman of the Board of Directors based on his historic knowledge of UpHealth Holdings, vision for company growth and his leadership and managerial experience.

Dr. Avi S. Katz. Dr. Katz has served as Co-Chairman of our Board of Directors since the closing of the Business Combinations in June 2021. Previously, he served as our Executive Chairman of our Board of Directors from March 2019 until the closing of the Business Combinations, and from March 2019 until August 2019, was also our Chief Executive Officer, President and Secretary. In March 2019, Dr. Katz founded the Company. Dr. Katz has spent nearly 33 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In addition to the Company, Dr. Katz has held leadership positions, including founder, executive chairman, director and secretary in several SPAC companies, including GigCapital, Inc. (“GIG1”), where he was also the Chief Executive Officer and Executive Chairman of the Board of Directors from October 2017 through the completion of its initial public offering in December 2017 until the closing of its business combination in November 2019 with Kaleyra S.p.A. to form Kaleyra, Inc. (NYSE: KLR), where he remains as the Chairman of the Board of Directors; GigCapital3, Inc. (“GIG3”), where he was also the Executive Chairman of the Board of Directors and Chief Executive Officer from inception until May 2021 and which completed its initial public offering in May 2020 and later a business combination in May 2021 with Lightning Systems, Inc. to form Lightning eMotors, Inc. (NYSE: ZEV), where he continued to serve as Co-Chairman of the Board of Directors until October 2021; GigCapital4, Inc. (“GIG4”), where he was Executive Chairman of the Board of Directors from its inception in December 2020 and which completed its initial public offering in February 2021 and later a business combination in December 2021 with BigBear.ai Holdings, LLC to form BigBear.ai Holdings, Inc. (NYSE: BBAI), where he continues to serve as a member of the board of directors; GigInternational1, Inc. (“GigInternational1”), where he has served as Executive Chairman of the Board of Directors since its inception in February 2021 and previously served as the Chief Executive Officer, President and Secretary since its inception until March 2021, and which completed its initial public offering in May 2021; and GigCapital5, Inc. (“GIG5”), where he has served as Executive Chairman of the Board of Directors since its inception in January 2021 and previously served as the Chief Executive Officer, President and Secretary since its inception until February 2021, and which completed its initial public offering in September 2021. Dr. Katz also serves as Executive Chairman of GigCapital6, Inc. (“GIG6”) since December 2021, where he previously served as Executive Chairman since its inception in January 2021 until February 2021, when Dr. Dinu substituted for him in this role until December 2021. Dr. Katz is also the co-founder of Cognizer, Inc., a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1, GIG3, GIG4, GIG5, GIG6 and GigInternational1, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix/GigPeak. From its inception in 2007 until its sale in April 2017 to Integrated Device Technology, Inc. (“IDT”) (Nasdaq: IDTI) for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the technology industry and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. The Company believes that Dr. Katz is qualified to serve as Co-Chairman of the Board of Directors based on his business experience as a founder, inventor, chief executive officer and director of a publicly listed company and his investing experience.

Dr. Raluca Dinu. Dr. Dinu joined our Board of Directors in March 2019 and served as our President and Chief Executive Officer from August 2019 until the closing of the Business Combinations in June 2021. She has also served as a director of Lightning eMotors, Inc. (formerly GigCapital3, Inc.), since its business combination in May 2021 until October 2021, and prior to then, of GigCapital3, Inc. since February 2020. Dr. Dinu serves as a director of BigBear.ai Holdings, Inc. (formerly GigCapital4, Inc.), where prior to the December 2021 business combination she served as the President, Chief Executive Officer, Secretary and a director of GigCapital4, Inc. since its inception in December 2020. Dr. Dinu has served as a director of each of GigCapital5, Inc. and GigInternational1, Inc. since their inceptions in January 2021 and February 2021, respectively, and as the President, Chief Executive Officer and Secretary since February 2021 and March 2021, respectively. Dr. Dinu also serves as the President, Chief Executive Officer, Secretary and a director of GigCapital6, Inc. since its inception in January 2021, and previously served as Executive Chairman from February 2021 until December 2021. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of Integrated Device Technology, Inc. (Nasdaq: IDTI) (“IDT”)’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from 2008 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the Board of Directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações. From 2001 to 2008, Dr. Dinu was VP of Engineering at Lumera (NASDAQ: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-MBA from Stanford University. Dr. Dinu is married to Dr. Katz, Co-Chairman of our Board of Directors. The Company believes that Dr. Dinu is qualified to serve on the Board of Directors based on her business experience as a board member of a publicly listed company and her investing experience.

Dr. Mariya Pylypiv. Dr. Pylypiv has served as a member of our Board of Directors since the closing of the Business Combinations in June 2021, and also serves as the SVP Corporate Finance of UpHealth. She is the co-founder of UpHealth Holdings and previously served as the Vice Chairwoman and Secretary of the Board of Directors of UpHealth Holdings. Prior to that, she held the same roles at UpHealth Services, Inc. following its formation in November 2019. Beginning in January 2018, Dr. Pylypiv was responsible for the development of UpHealth Services, Inc.’s business and corporate strategies leading to its formation in November 2019. Dr. Pylypiv worked for Sikich LLC from March 2018 to July 2021. Prior to that, she was in charge of operations and trading and development of global absolute return long/short market-neutral equity strategies for Acrospire Investment Management LLC from February 2016 to March 2018, most recently serving as Vice President of Investment Banking and Corporate Development Vice President. Dr. Pylypiv held a role as a Quantitative Research Analyst for Rotella Capital Management from July 2014 to January 2016 developing research strategies and overseeing fund operation and trading activities. Dr. Pylypiv holds B.A. and M.A. degrees in Accounting from Precarpathian National University, B.A. and M.A. degrees in International Economics and Tourism from Ternopil National Economic University and a Ph.D. from Purdue University. The Company believes that Dr. Pylypiv is qualified to serve on the Board of Directors based on her historic knowledge of UpHealth Holdings and her leadership and managerial experience.

Neil Miotto. Mr. Miotto joined our Board of Directors in March 2019. Mr. Miotto also serves as a director of Kaleyra, Inc. (formerly GigCapital, Inc.) since October 2017, and was a member of the board of directors of GIG3 (and subsequent to its business combination, Lightning eMotors, Inc.) from February 2020 until October 2021, the board of directors of Cognizer, Inc. from March 2019 until August 2020, the board of directors of GIG4 until December 2021 and the board of directors of GIG5 until December 2021. In addition, Mr. Miotto served on the board of directors of Micrel, Inc. prior to its sale to Microchip Technology Inc. in May 2015, and on the board of directors of GigPeak from 2008 until its sale to IDT in April 2017. Mr. Miotto is a financial consultant and a retired assurance partner of KPMG LLP, where he was a partner for twenty-seven years until his retirement in September 2006. Since his retirement from KPMG LLP, Mr. Miotto has provided high-level financial consulting services to companies in need of timely accounting assistance and in serving on public company boards. He is deemed to be an “audit committee financial expert” under SEC rules. While at KPMG LLP, Mr. Miotto focused on serving large public companies, primarily semiconductor companies. Mr. Miotto also served as an SEC reviewing partner while at KPMG LLP. He is a member of the American Institute of Certified Public Accountants. He holds a Bachelor of Business Administration degree from Baruch College, of The City University of New York. The Company believes that Mr. Miotto is qualified to serve on the Board of Directors based on his business experience as a board member of a publicly listed company and his experience as an audit committee financial expert.

Nathan Locke. Mr. Locke joined our Board of Directors upon the closing of the Business Combinations in June 2021. Mr. Locke is a Managing Partner and Co-Head of Kayne Anderson Capital Advisors’ growth equity activities. He has spent more than a dozen years at Kayne Anderson identifying and analyzing investment opportunities in technology and tech-enabled service companies, and assisting at the board level in helping those companies as they scale post-investment. He has been involved with companies at various stages of growth in healthcare technology and telemedicine, media & telecom, security & compliance and supply chain & logistics. Prior to joining Kayne Anderson in 2008, Mr. Locke worked as a senior analyst on the finance team of Romney for President, Inc., and as the controller for The Commonwealth Political Action Committees. Mr. Locke earned a B.S. in Finance from the University of Utah, where he graduated magna cum laude from the David Eccles School of Business. The Company believes that Mr. Locke is qualified to serve on the Board of Directors based on his business experience working with tech-enabled healthcare companies, as well as his extensive finance and investment experiences.

Jerome Ringo. Mr. Ringo joined our Board of Directors upon the closing of the Business Combinations in June 2021. Mr. Ringo is a leader on climate change issues and has led two of the largest environmental organizations in the world, the five million-member National Wildlife Federation and the Apollo Alliance, a nineteen million-member organization, which was the largest coalition on green jobs in history. Since November 2020, Mr. Ringo has served as Founder and Chairman of Zoetic Global, a company focused on delivering breakthrough technologies in energy efficiency and generation for developing nations in Africa. Since July 2017, he has served as Goodwill Ambassador, Trade and Investment, for the Pan-African Parliament. Mr. Ringo served on the Environmental Defense Fund’s board of directors from February 2018 to February 2020. Mr. Ringo also founded and served from 2006 to 2012 as the Chief Executive Officer of Progressive Resources & JerMar Enterprises, an environmental consultancy focused on the communities affected by oil refineries in Louisiana. The Company believes that Mr. Ringo is qualified to serve on the Board of Directors based on his vast experience as a solutions provider, his conservation ethics, and his global network.

Agnès Rey-Giraud. Ms. Rey-Giraud joined our Board of Directors upon the closing of the Business Combinations in June 2021. Ms. Rey-Giraud is chairman and Chief Executive Officer of Acera Surgical, Inc., which she co-founded in 2013. Acera Surgical has engineered a new class of resorbable synthetic hybrid-scale fiber matrices designed to restore damaged tissue. Ms. Rey-Giraud played an essential role in devising Acera’s initial strategy, recruiting the company’s first leadership team and securing the financial backing to bring revolutionary concepts from the lab to the operating room. Ms. Rey-Giraud was previously an officer at Express Scripts Holding Company (Nasdaq: ESRX), a Fortune 100 company, where she served in multiple executive roles of increasing responsibility, including Executive Vice President of Product Development, Supply Chain, Corporate Strategy and President of International Operations. Ms. Rey-Giraud currently serves on the board of GoodRx, Inc. (Nasdaq: GDRX), a role she has held since 2016. The company recently completed a multibillion IPO. GoodRx offers a range of services that help people get the healthcare they need at a price they can afford. In addition, Ms. Rey-Giraud has served on numerous boards of directors, including RxHub (now SureScripts), a healthcare technology services company, from its design and creation from 2000 to 2006. During this period, RxHub transformed from a business plan to a service and technology platform, facilitating the creation of communication standards and the adoption of electronic prescribing in the United States that are now the common standard in the country. Her other board roles have included Pritikin, a wellness company, from September 2011 to June 2020 and HD Smith, a privately-owned drug wholesale distributor, from September 2013 to March 2015. Ms. Rey-Giraud is a cancer survivor who credits a clinical trial with her life-saving treatment. She has since become an advocate for breast cancer awareness and affordable health care, especially for patients diagnosed with debilitating or terminal illness. Ms. Rey-Giraud holds an MBA from the University of Chicago, a Master of Management in Operations from Ecole de Management de Lyon Business School, and a Master’s Degree in engineering, also earned in France. She has earned certifications in board service from Northwestern University and Harvard College. The Company believes that Ms. Rey-Giraud is qualified to serve on the Board of Directors based on her business experience, and in particular with companies in the healthcare technology space.

Moshe Bar-Siman-Tov. Mr. Bar-Siman-Tov joined our Board of Directors upon the closing of the Business Combinations in June 2021. From 2015 to 2020, Mr. Bar-Siman-Tov was the Director General of the Israeli Ministry of Health, where he was responsible for managing the budget and employees of the Ministry and various public hospitals. During the first phase of the COVID-19 pandemic in Israel, he was in charge of the national professional and medical response to the pandemic. Before the onset of the pandemic, as Director General, Mr. Bar-Siman-Tov oversaw the preparation of a strategic long-term plan for the Ministry of Health, promoted the digitalization of the health industry, and designed and led the recovery plan for Hadassah hospital and a merger of two other public hospitals. Prior to his role as Director General of the Israeli Ministry of Health, Mr. Bar-Siman-Tov served as the Economic Minister at the Israeli embassy in Washington, D.C. Mr. Bar-Siman-Tov holds a Master’s Degree from the Hebrew University of Jerusalem in Economics and Business Administration. The Company believes that Mr. Bar-Siman-Tov is qualified to serve on the Board of Directors based on his extensive experience with healthcare regulatory issues.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board is comprised of nine members. Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. Each Class I director, consisting of Messrs. Bar-Siman-Tov, Miotto and Ringo, will have a term that expires at the Company’s annual meeting of stockholders in 2022, each Class II director, consisting of Drs. Dinu and Pylypiv, and Mr. Locke, will have a term that expires at the Company’s annual meeting of stockholders in 2023, and each Class III director, consisting of Drs. Katz and Kathuria, and Ms. Rey-Giraud, will have a term that expires at the Company’s annual meeting of stockholders in 2024, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.
Our executive officers are elected by our Board and serve at the discretion of the Board, rather than for specific terms of office. Our Board is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our executive officers may consist of a Chairman of the Board, a Chief Executive Officer, a President, a Chief Financial Officer, Vice Presidents, a Secretary, Assistant Secretaries, a Treasurer and such other offices as may be determined by the Board.

Committees of the Board of Directors

The standing committees of our Board currently consist of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. Each of the committees will report to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. The Board may also convene additional committees as necessary and in accordance with the organizational documents of the Company.

Audit Committee

The Audit Committee is responsible for, among other matters:

•assisting the Board in the oversight of (i) the accounting and financial reporting processes of the Company and the audits of the financial statements of Company, (ii) the preparation and integrity of the financial statements of the Company, (iii) the compliance by the Company with financial statement and regulatory requirements, (iv) the performance of the Company’s internal finance and accounting personnel and its independent registered public accounting firms, and (v) the qualifications and independence of the Company’s independent registered public accounting firms;
•reviewing with each of the internal and independent registered public accounting firms the overall scope and plans for audits, including authority and organizational reporting lines and adequacy of staffing and compensation;
•reviewing and discussing with management and internal auditors the Company’s system of internal control and discuss with the independent registered public accounting firm any significant matters regarding internal controls over financial reporting that have come to its attention during the conduct of its audit;
•reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;
•receiving and reviewing reports of the independent registered public accounting firm discussing (i) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, (ii) all alternative treatments of financial information within U.S. GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (iii) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;
•reviewing and discussing with management and the independent registered public accounting firm the annual and quarterly financial statements and section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of the Company prior to the filing of the Company’s Annual Report on Form 10-K and Quarterly Reports on Form 10-Q;
•reviewing, or establishing, standards for the type of information and the type of presentation of such information to be included in earnings press releases and earnings guidance provided to analysts and rating agencies;
•discussing with management and the independent registered public accounting firm any changes in Company’s critical accounting principles and the effects of alternative U.S. GAAP methods, off-balance sheet structures and regulatory and accounting initiatives;
•reviewing material pending legal proceedings involving the Company and other contingent liabilities;
•meeting periodically with the Chief Executive Officer, Chief Financial Officer, the senior internal auditing executive and the independent registered public accounting firm in separate executive sessions to discuss results of examinations;
•reviewing and approving all transactions between the Company and related parties or affiliates of the officers of the Company requiring disclosure under Item 404 of Regulation S-K prior to the Company entering into such transactions;
•establishing procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters, and the confidential, anonymous submissions by employees or contractors of concerns regarding questionable accounting or accounting matters;

•reviewing periodically with the Company’s management, the independent registered public accounting firm and outside legal counsel (i) legal and regulatory matters which may have a material effect on the financial statements, and (ii) corporate compliance policies or codes of conduct, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding the Company’s financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities; and
•establishing policies for the hiring of employees and former employees of the independent registered public accounting firm.
Our Audit Committee consists of Messrs. Miotto, Locke and Bar-Siman-Tov and Dr. Dinu, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Audit Committee membership. Mr. Miotto serves as chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Miotto qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules. Our Board has adopted a written charter for the Audit Committee, which is be available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

Compensation Committee

The Compensation Committee is responsible for, among other matters:
•reviewing the performance of the Chief Executive Officer and executive management;
•assisting the Board in developing and evaluating potential candidates for executive positions (including Chief Executive Officer);
•reviewing and approving goals and objectives relevant to the Chief Executive Officer and other executive officer compensation, evaluating the Chief Executive Officer’s and other executive officers’ performance in light of these corporate goals and objectives, and setting Chief Executive Officer and other executive officer compensation levels consistent with its evaluation and the Company’s philosophy;
•approving the salaries, bonus and other compensation for all executive officers;
•reviewing and approving compensation packages for new corporate officers and termination packages for corporate officers as requested by management;
•reviewing and discussing with the Board and senior officers plans for officer development and corporate succession plans for the Chief Executive Officer and other senior officers;
•reviewing and making recommendations concerning executive compensation policies and plans;
•reviewing and recommending to the Board the adoption of or changes to the compensation of the Company’s directors;
•reviewing and approving the awards made under any executive officer bonus plan, and providing an appropriate report to the Board;
•reviewing and making recommendations concerning long-term incentive compensation plans, including the use of stock options and other equity-based plans, and, except as otherwise delegated by the Board, acting as the “Plan Administrator” for equity-based and employee benefit plans;
•approving all special perquisites, special cash payments and other special compensation and benefit arrangements for the Company’s executive officers and employees;
•reviewing periodic reports from management on matters relating to the Company’s personnel appointments and practices;
•assisting management in complying with the Company’s proxy statement and annual report disclosure requirements;

•issuing an annual report of the Compensation Committee on Executive Compensation for the Company’s annual proxy statement in compliance with applicable SEC rules and regulations;
•annually evaluating the Committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee; and
•undertaking all further actions and discharging all further responsibilities imposed upon the committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our Compensation Committee consists of Ms. Rey-Giraud, Dr. Dinu and Messrs. Miotto and Bar-Siman-Tov, each of whom qualifies as an independent director according to the rules and regulations of NYSE with respect to Compensation Committee membership. Ms. Rey-Giraud serves as chairman of the Compensation Committee. Our Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

Nominating and Governance Committee

The Nominating and Corporate Governance Committee is responsible for, among other matters:
•developing and recommending to the Board the criteria for appointment as a director;
•identifying, considering, recruiting and recommending candidates to fill new positions on the Board;
•reviewing candidates recommended by stockholders;
•conducting the appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates; and
•recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting.

The nominating and governance committee has not established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Our nominating and governance committee consists of Messrs. Locke and Ringo, Dr. Katz, and Ms. Rey-Giraud, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to nominating and governance committee membership. Mr. Ringo serves as chairman of the nominating and governance committee. Our Board has adopted a written charter for the nominating and governance committee, which is available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics (our “Code of Ethics”) applicable to our management team and employees in accordance with applicable federal securities laws. We have previously filed copies of our Code of Ethics and the charter for each of our committees. You can review those documents, as well as our other publicly filed documents, by accessing our public filings at our website at https://uphealthinc.com/ or at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our management team and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2021, there were four delinquent filers. The acquisition of securities by GigAcquisitions2, LLC on each of June 5, 2019, June 13, 2019 and June 9, 2021, for which Neil Miotto was deemed a beneficial owner, were not reported by Mr. Miotto until August 16, 2021. They were timely reported by Dr. Avi Katz, who was deemed the other beneficial owner of GigAcquisitions2, LLC. In addition, when Agnès Rey-Giraud joined the Board of

Directors on June 9, 2021, she beneficially owned 5,000 shares of Common Stock of the Company which she had previously acquired on the open market. Ms. Rey-Giraud reported beneficial ownership of these shares on August 19, 2021. In addition, Dr. Mariya Pylypiv received a grant of restricted stock units (“RSUs”) from the Company on October 10, 2021. Ms. Pylypiv reported beneficial ownership of these RSUs on November 19, 2021. Lastly, certain shares of TTC Healthcare Partners, LLC, which are deemed to be beneficially owned by Martin S. A. Beck, were distributed to a member of the entity on December 30, 2021, for which a Form 4 should have been filed with the SEC at that time but was not.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2021 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.

Overview
This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below. It is important to note that for the period leading up to the Business Combinations in June 2021, the compensation of our named executive officers was determined by and paid in connection with services provided to UpHealth Holdings and that many of these compensation arrangements remained in place post-Business Combinations as our Compensation Committee was constituted at the time of the Business Combinations in June 2021 and then took steps to engage an independent compensation consultant, develop a peer group and benchmarking, evaluate the existing programs previously implemented by UpHealth Holdings against such benchmarking and develop a framework for both short term incentive plans and long term incentive plans going forward. Accordingly, a portion of the compensation matters discussed in this Compensation Discussion and Analysis are the compensation arrangements that were in place at the time of the Business Combinations.

Given the above, we view our fiscal year 2021 to be a transition year. As such, in evaluating our overall executive compensation program and decisions, including payouts and awards under our compensation programs, the Compensation Committee considered a number of factors, including the achievement of both strategic enterprise and financial objectives and the position of our company in fiscal year 2021 as a newly public, high growth, transformational company. On a going forward basis, the Compensation Committee expects to make any determinations as it relates to the payout of the previous year’s compensation programs as well as the adoption of any performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year financial performance in order to evaluate the performance of the named executive officers against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.

For the fiscal year ended December 31, 2021, our named executive officers (each, an “NEO”) were:

Named Executive Officer	Title
Dr. Ramesh Balakrishnan	Chief Executive Officer
Martin S. A. Beck	Chief Financial Officer
Dr. Alfonso W. Gatmaitan	Chief Operating Officer

Changes to who will be our NEOs in the 2022 fiscal year are already underway as Dr. Gatmaitan resigned as our COO on January 10, 2022, and on April 12, 2022, we announced that Dr. Balakrishnan had informed the Company’s Board of Directors the prior day that he will be transitioning from his role as the Chief Executive Officer of the Company.

Compensation Philosophy and Objectives

Following the consummation of the Business Combinations, UpHealth has developed an executive compensation program that is consistent with the compensation policies and philosophies of the Compensation Committee and the Board of Directors, which are designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling UpHealth to attract, motivate and retain individuals who contribute to its long-term success. Decisions on the executive compensation program are made by the Compensation Committee.

The objectives of the Company’s executive compensation program are to encourage retention and recruitment of high-performing executives, to motivate employees and align executive interests across the organization and with the Company’s stockholders, to reward sustainable financial performance, accountability and innovation, to create consistence with UpHealth’s strategy and culture (mission, vision and values) and to balance innovation and performance with risk. In setting executive compensation in 2021 following the consummation of the Business Combinations, the Compensation Committee took into account the Company’s strategy, culture and stage in defining plan feature tradeoffs while considering a framework for enhancements and changes in the 2022 fiscal year. The Compensation Committee also looked to manage exceptions to its approach based upon existing contractual commitments at the time of the Business Combinations and the individual profiles of various members of the Company’s management.

Decisions regarding executive compensation reflect a belief that the executive compensation program must be competitive in order to attract and retain highly competent executive officers as well as include a significant element of “pay for performance.” Total compensation will be comprised of base salary, short-term incentive and long-term incentive. A significant portion of compensation for the members of management of the Company is tied to annual performance objectives. All elements of the compensation are defined in absolute dollar values. Further, the Compensation Committee seeks to tie our executive compensation levels to the compensation practices of our peer companies. The targeted percentile for the total compensation is 50% of the peer group compensation and will be implemented over a 3-year period, to take into account the maturity and evolution of the Company.

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience, and market factors. The base salary is an annual total cash salary paid over 12 months in equal amounts. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2021 for our NEOs take into account the initial base amount set forth in the executive’s respective employment agreement or employment offer letter, as applicable, and the scope of the executive’s responsibilities, individual contributions, prior experience and sustained performance and will be retroactive to the date the person assumed the role and no earlier than the closing of the Business Combinations in June 2021.

The base salaries of our NEOs for 2021 were as follows:

Executive & Title	2021 Base Salary
Dr. Ramesh Balakrishnan	$408,000
Martin S. A. Beck	$350,000
Dr. Alfonso W. Gatmaitan	$300,000

Annual Bonuses
UpHealth uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. The annual cash incentive bonus is expressed as a percentage of an individual’s base salary. For the 2021 fiscal year, the bonus value was prorated to the consummation of the Business Combinations in June 2021. The Compensation Committee set the performance targets using four financial metrics for the 2021 fiscal year: net revenue in dollar amount; gross margin percentage; adjusted EBITDA and free cash flow. Determination of the achievement of the targets is based upon the full year financial results following the completion of the audit of the Company’s financial statements. Following the end of the year, the Compensation Committee will determine the extent to which the performance targets were achieved and the amount of the award that is payable to the NEOs. For the NEOs, performance is measured at an aggregated level, and no bonuses were earned as a result of the performance targets not being achieved. For members of the Company’s management at the Company’s business units level, performance will be measured at both corporate level (20%) and their business unit (80%) to ensure divisional performance and cross-functional support.

For the 2022 fiscal year, the Compensation Committee has added a fifth measurement criteria – the Company’s organizational health index – for purposes of setting the aggregate corporate performance goals for the annual bonus pool. Furthermore, members of management hired prior to October 1 of the fiscal year will have their annual bonuses prorated for their first year from the date of hire.

Equity-Based Awards

UpHealth uses equity-based awards to reward long-term performance of the NEOs. UpHealth believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its NEOs with the interests of its stockholders and serves to motivate and retain the individual NEOs. Any awards would be made in accordance with the executive compensation program discussed above. UpHealth is currently using RSUs to encourage long term performance. Each award of RSUs will be separated into those that vest over time and those which will vest based on performance using, for the 2021 fiscal year, the same performance metrics as are used for determining achievement of the annual cash incentive bonus. For the NEOs, the performance metrics for vesting of RSUs subject to performance were not achieved in fiscal year 2021.

Other Compensation

UpHealth maintains various employee benefit plans, including medical, dental, life insurance and 401(k) plans, in which the NEOs will participate. It also provides certain perquisites to its named executive officers, subject to the Compensation Committee’s ongoing review.

Deductibility of Executive Compensation

Section 162(m) of the Code denies a federal income tax deduction for certain compensation in excess of $1.0 million per year paid to the chief executive officer, the chief financial officer, the three other most highly paid executive officers of a publicly traded corporation, and anyone previously subject to Section 162(m) as a covered employee for any taxable year beginning after December 31, 2016. It is the policy of UpHealth to consider the tax impact of its compensation arrangements as one factor, among others, in evaluating and determining the structure, implementation, and amount of awards paid to its executive officers. However, to retain highly skilled executives and remain competitive with other employers, the Compensation Committee may authorize compensation that would not be deductible under Section 162(m) or otherwise if it determines that such compensation is in the best interests of the company and its stockholders, and maintaining tax deductibility will not be the sole consideration taken into account in determining what compensation arrangements are in our and our stockholders’ best interests. The right to grant compensation that is not deductible is expressly reserved, and UpHealth may do so.

Summary Compensation Table

The table below sets forth the annual compensation levels of the NEOs, who as a smaller reporting company consist of the principal executive officer who serves as Chief Executive Officer of UpHealth, and the next two most highly compensated executive officers. The compensation totals and individual amounts reflect the compensation of such officers by UpHealth as of December 31, 2021 and 2020. In fiscal year 2022, such totals and amounts may change based on, among other things, changes to the terms of the employment of such persons.

Name and Principal Position	Year	Base Salary ($)	Bonus ($) (1)	RSUs Awards ($) (2)	All Other Compensation ($)	Total ($)
Dr. Ramesh Balakrishnan (4) (5) (6)	2021	$334,231	$250,000	$22,122,707	$26,133	$22,733,071
Chief Executive Officer	2020	$240,000	$250,000	$—	$39,509	$529,509
Martin S. A. Beck (3) (7)	2021	$492,160	$225,000	$850,001	$839	$1,568,000
Chief Financial Officer	2020	$—	$—	$—	$—	$—
Dr. Alfonso W. Gatmaitan (3) (7) (8)	2021	$599,207	$500,000	$600,000	$1,073	$1,700,280
Chief Operating Officer	2020	$—	$—	$—	$—	$—

(1)	For fiscal year 2021 and 2020, all amounts represent annual bonuses that were paid in that fiscal year.

(2)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(3)	For fiscal year 2021, “All other compensation” consists of premium payments for group life insurance.

(4)	The bonuses paid to Dr. Balakrishnan in each of fiscal years 2020 and 2021 were for performance at Thrasys in the prior fiscal years.

(5)	“RSUs awards” for Dr. Balakrishnan for fiscal year 2021 includes $20,622,707.28 in grant date fair value for the award of 4,091,807 RSUs awarded in accord with the terms of the UpHealth Business Combination Agreement.

(6)	“All other compensation” for Dr. Balakrishnan for fiscal year 2020 consisted of $23,237 for premium payments for additional life insurance, $15,000 for company vehicle and vehicle expenses, and $1,272 for home office internet. “All other compensation” for Dr. Balakrishnan for fiscal year 2021 includes $2,896 for premium payments for group life insurance and $23,237 for premium payments for additional life insurance.

(7)	Neither of Dr. Gatmaitan or Mr. Beck received any compensation during 2020. However, pursuant to the terms of the offer letters between each such individual and UpHealth Services, Inc., these individuals were paid their 2020 accrued salary amounts (Mr. Gatmaitan–$300,000 and Mr. Beck–$196,875) upon the closing of the UpHealth Business Combination in June 2021. In addition, Mr. Gatmaitan was paid a bonus of $500,000 as an IPO success bonus upon closing of the UpHealth Business Combination. Mr. Beck received $225,000 upon closing of the UpHealth Business Combination.

(8)	On January 10, 2022, Dr. Gatmaitan submitted his resignation from his position as Chief Operating Officer of the Company effective immediately.

	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested(3)
Name	Time-Based RSUs	Performance-Based RSUs(1)(2)
Dr. Ramesh Balakrishnan	4,480,4084(4)	388,601	$10,906,580
Martin S. A. Beck	220,208(5)	220,207	$986,530
Dr. Alfonso W. Gatmaitan(6)	155,440(6)	155,441	$696,373

(1) Consists of RSUs that are “Performance-Based Vesting Equity Awards.” Provided that the recipient’s continued service has not terminated prior to the applicable determination upon filing with the Securities and Exchange Commission (the “SEC”) on an Annual Report on Form 10-K of the audit of the Company’s financial statements for the fiscal years ended December 31, 2021, 2022 and 2023 (each an “Audit Filing Date”), the number of Performance-Based Vesting Equity Awards (disregarding any resulting fractional RSU) that are vested shall cumulatively increase three business days following the respective Audit Filing Date as follows:

(A)     Up to 120% of 1/3 of the Performance-Based Vesting Equity Awards shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board in 2021 for the fiscal year ended December 31, 2021 on a pro forma consolidated basis based upon such audit:

1) Total Revenue – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved. For the fiscal year ended December 31, 2021, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

2) Gross Margin – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved. For the fiscal year ended December 31, 2021, the low threshold is set as the target minus 2%, and the high threshold is set as the target plus 2%.

3) Adjusted EBITDA – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved. For the fiscal year ended December 31, 2021, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

4) Free Cash Flow – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved. For the fiscal year ended December 31, 2021, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

(B)     Up to 120% of 1/3 of the Performance-Based Vesting Equity Awards shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board in 2022 for the fiscal year ended December 31, 2022 on a consolidated basis based upon such audit:

1) Total Revenue – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

2) Gross Margin – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

3) Adjusted EBITDA – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

4) Free Cash Flow – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

(C)     Up to 120% of 1/3 of the Performance-Based Vesting Equity Awards, but no more than the total number of Performance-Based Vesting Equity Awards minus the number of previously Vested Performance-Based Vesting Equity Awards shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board in 2023 for the fiscal year ended December 31, 2023 on a consolidated basis based upon such audit and the cumulative achievement of the performance for the three fiscal years 2021-2023, with the greater of such performance determining how many of the allocated amount of Performance-Based Vesting Equity Awards shall become vested:

1) Total Revenue – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

2) Gross Margin – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

3) Adjusted EBITDA – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

4) Free Cash Flow – 1/4 of the allocated amount of Performance-Based Vesting Equity Awards if the target is achieved; 80% of such 1/4 of the allocated amount if the low threshold is achieved; 120% of such 1/4 amount if the high threshold is achieved.

(2)The necessary targets for achievement of the vesting for the 2021 fiscal year of the Performance-Based Vesting Equity Awards did not occur, and as a result, 1/3 of such Performance-Based Vesting Equity Awards has expired since the end of the 2021 fiscal year.

(3)The market value of RSU awards that have not vested is calculated by multiplying the number of shares underlying the RSUs that have not vested by the closing price of the Company’s common stock on December 31, 2021, which was $2.24.

(4)Includes 4,091,807 RSUs awarded in accord with the terms of the UpHealth Business Combination Agreement. Such awards will vest on the earlier of (i) June 9, 2022, (ii) the date on which the last sale price of the common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 90 days after the closing date of the business combination, or (iii) the date on which the Company completes a liquidation, merger, stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The remaining 388,601 RSUs are “Time-Based Vesting Equity Awards,” 1/3 of the which shall vest on May 1, 2022 (the “Initial Vesting Date”), and the remaining 2/3 of the RSUs shall vest quarterly on each of three-month anniversary following the Initial Vesting Date until fully vested.

(5)Consists of RSUs that are “Time-Based Vesting Equity Awards,” 1/3 of the which shall vest on the Initial Vesting Date, and the remaining 2/3 of the RSUs shall vest quarterly on each of three-month anniversary following the Initial Vesting Date until fully vested.

(6)On January 10, 2022, Dr. Gatmaitan submitted his resignation from his position as Chief Operating Officer of the Company effective immediately. Pursuant to the terms of a Separation Agreement entered into between the Company and Dr. Gatmaitan, RSUs for 103,627 shares of the total of 310,881 RSUs then held by Dr. Gatmaitan were deemed not terminated and forfeited by Dr. Gatmaitan upon his resignation and were instead vested in February 2022 into shares of stock of the Company. As a result, following such vesting and forfeiture, Dr. Gatmaitan no longer holds any unvested RSUs.

Employment Arrangements with Named Executive Officers

Employment Agreement with Dr. Ramesh Balakrishnan

On October 23, 2021, UpHealth entered into an employment agreement with its Chief Executive Officer, Dr. Ramesh Balakrishnan. That employment agreement provides that Dr. Balakrishnan will receive a base salary at an annual rate of $408,000, subject to increase from time to time as determined by the Board of Directors or the Compensation Committee, with such base salary to be retroactive to June 9, 2021, as well as that he shall be eligible to receive an annual bonus of 100% of his base salary based on the Board of Directors’ determination, in good faith, as to whether applicable performance milestones as are established by the Board of Directors or the Compensation Committee (hereinafter referred to as the “Performance Milestones”) have been achieved. As an inducement to Dr. Balakrishnan’s commencement of employment with the Company, the Board approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 Equity Plan. The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Dr. Balakrishnan or UpHealth at any time and for any reason or no reason.

Under his employment agreement, if Dr. Balakrishnan’s employment is terminated by UpHealth without cause or due to his resignation for good reason within twelve (12) months following a change in control subject to his execution of a release of claims, he will be eligible to receive (a) accrued but unpaid business expenses and vacation benefits, to be paid as a lump sum no later than thirty days after the date of termination, (b) one times his base salary, to be paid as a lump sum on the first regular payroll date following the effectiveness of the release, (c) a pro-rated portion of his target bonus amount for the year of termination (or, if there is none and a change in control has occurred, one times the last target bonus in effect for Dr. Balakrishnan), to be paid within ten days after the date the bonus is determined, (d) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of twelve (12) months following the termination date, or, (ii) the date on which Dr. Balakrishnan begins full-time employment with another company or business entity which offers comparable health insurance coverage to Dr. Balakrishnan and (e) the vesting of any Time-Based Vesting Equity Awards will be fully accelerated such that on the effective date of such termination (or if later and a change in control has occurred, the date of the change in control) 100% of any Time-Based Vesting Equity Awards granted to Dr. Balakrishnan prior to such termination will be fully vested and immediately exercisable, if applicable, by Dr. Balakrishnan.

Employment Agreement with Martin Beck

On October 24, 2021, UpHealth entered into an employment agreement with its Chief Financial Officer, Martin Beck. That employment agreement provides that Mr. Beck will receive a base salary at an annual rate of $350,000, subject to increase from time to time as determined by the Board of Directors or the Compensation Committee, with such base salary to be retroactive to June 9, 2021, as well as that he shall be eligible to receive an annual bonus of 75% of his base salary based on the Board of Directors’ determination, in good faith, as to whether applicable Performance Milestones have been achieved. As an inducement to Mr. Beck’s commencement of employment with the Company, the Board approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 Equity Plan. The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Mr. Beck or UpHealth at any time and for any reason or no reason.

Under his employment agreement, if Mr. Beck’s employment is terminated by UpHealth without cause or due to his resignation for good reason within twelve (12) months following a change in control subject to his execution of a release of claims, he will be eligible to receive (a) accrued but unpaid business expenses and vacation benefits, to be paid as a lump sum no later than thirty days after the date of termination, (b) one times his base salary, to be paid as a lump sum on the first regular payroll date following the effectiveness of the release, (c) a pro-rated portion of his target bonus amount for the year of termination (or, if there is none and a change in control has occurred, one times the last target bonus in effect for Mr. Beck), to be paid within ten days after the date the bonus is determined, (d) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of twelve (12) months following the termination date, or, (ii) the date on which Mr. Beck begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Beck and (e) the vesting of any Time-Based Vesting Equity Awards shall be fully accelerated such that on the effective date of such termination (or if later and a change in control has occurred, the date of the change in control) 100% of any Time-Based Vesting Equity Awards granted to Mr. Beck prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Beck.

Employment Letter Agreement and Separation Agreement with Dr. Alfonso “Al” Gatmaitan

On October 19, 2021, Dr. Alfonso “Al” Gatmaitan accepted an offer to be employed by the Company as its Chief Operating Officer, and entered into a letter agreement reflecting the terms of such offer of employment. That letter agreement provided that Dr. Gatmaitan would receive a base salary at an annual rate of $300,000, subject to increase from time to time as determined by the Board of Directors or the Compensation Committee, with such base salary to be retroactive to June 9, 2021, as well as that he will be eligible to receive an annual bonus of 75% of his base salary based on the Board of Directors’ determination, in good faith, as to whether such Performance Milestones have been achieved. As an inducement to Dr. Gatmaitan’s commencement of employment with the Company, the Board approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 Equity Plan. The employment letter agreement terms provided for at will employment and the employment relationship may be terminated by either Dr. Gatmaitan or UpHealth at any time and for any reason or no reason.

On January 10, 2022, Dr. Gatmaitan submitted his resignation from his position as Chief Operating Officer of the Company effective immediately. In connection with Dr. Gatmaitan’s resignation, on January 10, 2022, the Compensation Committee approved, and the Company and Dr. Gatmaitan entered into, a Separation Agreement and Release (the “Separation Agreement”). Under the Separation Agreement, which contains a customary release of claims in favor of the Company, (i) the Company agreed to pay Dr. Gatmaitan a severance payment of $25,000, less applicable withholdings, which is the equivalent of one month of Dr. Gatmaitan’s base salary in effect on the date of the Separation Agreement, which was paid in full as of January 20, 2022, and (ii) restricted stock units (“RSUs”) for 103,627 shares of the total of 310,881 RSUs held by Mr. Gatmaitan were not deemed terminated and forfeited by Mr. Gatmaitan upon his resignation, and such RSUs vested on February 22, 2022.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board of Directors, other than any directors who are also our NEOs, during the fiscal year ended December 31, 2021.

Name	Fees earned or paid in cash	Stock Awards ($)	RSU Awards ($) (1)	All Other Compensation ($)	Total
Dr. Chirinjeev Kathuria (2) Co-Chairman of the Board of Directors	$47,500	$—	$512,871	$—	$560,371
Dr. Avi S. Katz (3) Co-Chairman of the Board of Directors	$168,500	$—	$512,871	$—	$681,371
Dr. Raluca Dinu (4) Director	$278,000	$—	$512,871	$—	$790,871
Dr. Mariya Pylypiv Director and SVP Corporate Finance (5)	$438,731	$—	$600,000	$114	$1,038,845
Neil Miotto (6) Director	$84,750	$—	$512,871	$—	$597,621
Nathan Locke (7) Director	$27,500	$—	$335,127	$—	$362,627
Jerome Ringo (8) Director	$27,500	$—	$512,871	$—	$540,371
Agnès Rey-Giraud (9) Director	$140,250	$—	$512,871	$—	$653,121
Moshe Bar-Siman-Tov Director (10)	$27,500	$—	$512,871	$—	$540,371

(1)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	“Fees earned or paid in cash” consists of $47,500 paid in cash in the 2021 fiscal year for services as a director.

(3)	“Fees earned or paid in cash” consists of $88,500 paid in cash in the 2021 fiscal year for services as a director, and the remainder was paid in the 2022 fiscal year but earned in the 2021 fiscal year as consideration for services on special board committees.

(4)	“Fees earned or paid in cash” consists of $83,000 paid in cash in the 2021 fiscal year for services as a director, and the remainder was paid in the 2022 fiscal year but earned in the 2021 fiscal year as consideration for services on special board committees.

(5)
Dr. Pylypiv is not an NEO, and therefore, is included in the Director Compensation table. However, she is an employee of the Company, and as a result, the compensation listed here is her compensation as an employee. Dr. Pylypiv did not receive any compensation during 2020. However, pursuant to the terms of the offer letter between Dr. Pylypiv and UpHealth Holdings, Inc., Dr. Pylypiv was paid compensation of $294,087 upon the closing of the UpHealth Business Combination in June 2021 that includes deferred compensation for 2020 of $200,000, in addition to 2021 accrued salary of $94,087. Pursuant to the terms of the offer letter between Dr. Pylypiv and UpHealth, Inc., Dr. Pylypiv was paid a salary of $144,694 for services to UpHealth, Inc. in 2021 subsequent to the closing of the UpHealth Business Combination. In addition, the “All other compensation” for Dr. Pylypiv includes $114 for premium payments for group life insurance.

(6)	“Fees earned or paid in cash” consists of $84,750 paid in cash in the 2021 fiscal year for services as a director.

(7)	“Fees earned or paid in cash” consists of $27,500 paid in cash in the 2022 fiscal year for services as a director for the 2021 fiscal year.

(8)	“Fees earned or paid in cash” consists of $27,500 paid in cash in the 2021 fiscal year for services as a director.

(9)	“Fees earned or paid in cash” consists of $41,250 paid in cash in the 2021 fiscal year for services as a director, and the remainder was paid in the 2022 fiscal year but earned in the 2021 fiscal year as consideration for services on special board committees.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of April 22, 2022 regarding the beneficial ownership of shares of Common Stock of UpHealth by:

•each person known to be the beneficial owner of more than 5% of the Common Stock of UpHealth;
•each of UpHealth’s named executive officers and directors as of December 31, 2021; and
•all executive officers and directors of UpHealth as of December 31, 2021 as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or RSUs that will vest within 60 days. As of April 22, 2022, there were 142,950,719 shares of our Common Stock outstanding.

Unless otherwise indicated, UpHealth believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of UpHealth beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	% of Class
Dr. Ramesh Balakrishnan(2)	8,572,516	5.82%
Martin S. A. Beck(3)	3,157,130	2.21%
Dr. Alfonso Gatmaitan(4)	1,183,460	0.83%
Dr. Chirinjeev Kathuria(5)(6)	43,158,752	30.18%
Dr. Avi S. Katz(5)(7)	5,066,458	3.53%
Dr. Raluca Dinu(5)	58,309	*
Dr. Mariya Pylypiv(8)	7,543,457	5.28%
Neil Miotto(5)(9)	5,093,858	3.55%
Nathan Locke(5)	58,309	*
Jerome Ringo(5)	58,309	*
Agnès Rey-Giraud(5)	63,309	*
Moshe Bar-Siman-Tov(5)	58,309	*
All directors and executive officers (12 individuals) as a group	69,066,627	46.63%
*Less than 1%

(1)	The business address of Dr. Katz, Dr. Dinu and Mr. Miotto is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The business address of each of the other individuals is c/o UpHealth, Inc., 14000 S. Military Trail, Suite 203, Delray Beach, FL 33484.
(2)	Includes 4,221,341 RSUs subject to vesting within 60 days of this Amendment No. 1.
(3)	Includes (i) 73,403 RSUs subject to vesting within 60 days of the date of this Amendment No. 1, (ii) 1,861,645 shares held by Rewi Enterprises LLC (of which Mr. Beck is the sole owner) and (iii) 1,222,082 shares held by TTC Healthcare Partners, LLC (“Partners”) (of which Mr. Beck is an equity owner and chairman of the board of directors), for which Mr. Beck may be deemed the beneficial owner. Mr. Beck disclaims beneficial ownership of the shares held by Partners.
(4)	Dr. Gatmaitan resigned as Chief Operating Officer of the Company effective January 10, 2022. The number of shares reported is pursuant to a Form 4 filed on January 12, 2022.
(5)	Includes 40,376 RSUs subject to vesting within 60 days of the date of this Amendment No. 1.
(6)	Includes 4,688,365 shares of Common Stock pledged in support of Dr. Kathuria’s potential obligation to forfeit and transfer 4,688,365 shares of Common Stock to the former members of Cloudbreak in connection with the Company’s business combination with Cloudbreak.
(7)	Includes (i) 4,524,299 shares of Common Stock and (ii) 481,250 shares of Common Stock underlying warrants, all held by GigAcquisitions2, LLC (the “Sponsor”). The securities held by the Sponsor are beneficially owned by Dr. Katz, the co-chairman of the Company’s board of directors and the manager of the Sponsor, who has sole voting and dispositive power over the shares held by the Sponsor.
(8)	Includes (i) 811,635 shares of Common Stock pledged in support of Dr. Pylypiv’s potential obligation to forfeit and transfer 811,635 shares of Common Stock to the former members of Cloudbreak in connection with the Company’s business combination with Cloudbreak and (ii) 51,813 RSUs subject to vesting within 60 days of this Amendment No. 1.
(9)	Includes (i) 4,524,299 shares of Common Stock and (ii) 481,250 shares of Common Stock underlying warrants, all held by the Sponsor. Mr. Miotto holds a 1% economic interest in the Sponsor. Mr. Miotto is a member of GigFounders, LLC (“GigFounders”), which has a financial and voting interest in the Sponsor as a member of the Sponsor and that entitles this partnership to participate in any economic return of the Sponsor in accordance with terms negotiated with the other holders of financial and voting interests in the Sponsor. Accordingly, the shares of Common Stock held by the Sponsor, subject to the interests of such other holders, are indirectly and beneficially owned by Mr. Miotto by virtue of his financial interest in GigFounders.
Item 13.    Certain Relationships and Related Transactions, and Director Independence

Registration Rights Agreement
On June 5, 2019, the Company entered into a Registration Rights Agreement with, among others, GigAcquisitions2, LLC, which is an affiliate of Dr. Avi Katz, Dr. Raluca Dinu and Neil Miotto. The holders of securities that are a party to this agreement are entitled to make up to three demands, excluding short form registration demands, that the Company register their securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement.

Management Services Agreement

On September 5, 2019, TTC Healthcare, TTC Healthcare Partners, LLC (“Partners”), and Rewi Enterprises, LLC (“Rewi”) entered into a Management Services Agreement (the “MSA”). Martin S. A. Beck, our Chief Financial Officer, is the sole member of Rewi. Mr. Beck transferred his shares in UpHealth Holdings to Rewi on November 2, 2020. Mr. Beck was the Chairman of TTC Healthcare prior to its acquisition of UpHealth Holdings, and is the Manager and President of Rewi. Pursuant to the MSA, Rewi provided certain advisory services to TTC Healthcare prior to the closing of the Business Combinations, including analyzing and advising on opportunities for, and structuring and negotiating, operational arrangements, financings and investments and identifying, analyzing, and advising on potential dispositions, exit opportunities, and prospective purchases. In consideration for these services, Rewi was paid an annual management fee equal to the greater of 5.0% of TTC Healthcare’s trailing twelve-month EBITDA and $500,000, which was payable on a monthly basis. Upon completion by TTC Healthcare of any Transaction (as defined in the MSA), Rewi was also paid an advisory fee of 3.50% of the Aggregate Gross Consideration (as defined in the MSA). Management fee expenses incurred were $166,667 and $200,000 for the years ended December 31, 2021 and December 31, 2020, respectively. There were no unpaid management fees as of December 31, 2021 and there were unpaid management fees of $183,333 as of December 31, 2020.

Indebtedness
On December 2, 2016, Glocal and Kimberlite Social Infra Private Limited (“Kimberlite”) entered into a Loan Agreement (the “Glocal Loan Agreement”) for an up to INR 15,00,00,000 unsecured loan for business purposes. Dr. Syed Sabahat Azim, the former Chief Executive Officer and current member of the board of directors of Glocal, is a shareholder of Kimberlite (44% ownership interest), and Dr. Azim and his wife are the sole directors of Kimberlite. Kimberlite is also a shareholder of Glocal with a 0.18% ownership interest. The loan is repayable upon demand. Pursuant to the terms of the Glocal Loan Agreement, the interest rate may be mutually decided by the parties on or before the repayment of the loan. On July 15, 2021, a payment was made in the amount of INR 42,807,466, which included an overpayment of INR 1,375,927 that is being repaid, principal of INR 26,739,894, and interest of INR 14,691,645. With this payment, the loan has been paid in full.

Registration Rights and Lock-Up Agreements
In connection with and prior to the closing of the UpHealth Business Combination, certain former UpHealth Stockholders, including Dr. Chirinjeev Kathuria, Dr. Mariya Pylypiv, Dr. Ramesh Balakrishnan, Dr. Syed Sabahat Azim and affiliates of Martin S. A. Beck (the “UpHealth Holders”) entered into the UpHealth Registration Rights and Lock‑Up Agreement. Pursuant to the terms of the UpHealth Registration Rights and Lock-Up Agreement, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the UpHealth Holders may demand at any time or from time to time, that the Company file a registration statement on Form S-1 or Form S-3 to register certain shares of the Company’s Common Stock held by such UpHealth Holders or to conduct an underwritten offering. The UpHealth Registration Rights and Lock-Up Agreement also provides the UpHealth Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

In connection with and prior to the closing of the Cloudbreak Business Combination, certain existing Cloudbreak equityholders (the “Cloudbreak Holders”), including MARTTI in the USA, LLC, which is affiliated with Nathan Locke, entered into the Cloudbreak Registration Rights and Lock-Up Agreement. Pursuant to the terms of the Cloudbreak Registration Rights and Lock Up Agreement, the Company is obligated to file a registration statement to register the resale of certain shares of the Company Common Stock held by the Cloudbreak Holders. In addition, pursuant to the terms of the Cloudbreak Registration Rights and Lock-Up Agreement, and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Cloudbreak Holders may demand at any time or from time to time, that the Company conduct an underwritten offering with respect to certain shares of the Company Common Stock held by such Cloudbreak Holders. The Cloudbreak Registration Rights and Lock-Up Agreement also provides the Cloudbreak Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Employee Relationships
Edna Boone Johnson, the Company’s Chief Communications and Corporate Marketing Officer, is the spouse of Agnès Rey-Giraud, a director of the Company. As such, Ms. Rey-Giraud has an indirect material interest in the compensation paid by the Company to Ms. Johnson, and therefore, Ms. Johnson’s employment agreement with the Company is being disclosed as a related person transaction for Ms. Rey-Giraud. During the fiscal year ended December 31, 2021, and before Ms. Johnson became employed by the Company in her current capacity, she provided investor relations and public relations communication services to the Company on a consulting basis and received 28,616 shares of Common Stock. On January 4, 2022, Ms. Johnson entered into a Letter Agreement (the “Letter Agreement”) with the Company providing for her employment as the Company’s Chief Communications and Corporate Marketing Officer. In this role, Ms. Johnson oversees the Company’s communications and corporate marketing, inclusive of media relations, brand strategy, corporate social responsibility and digital strategy. Under the terms of the Letter Agreement, during the fiscal year ending December 31, 2022, Ms. Johnson is entitled to receive aggregate compensation equal to approximately $900,000, consisting of a base salary of $300,000 and an initial equity award (“Initial Equity Award”) of RSUs with an aggregate grant date fair value of $600,000, and she may also receive a discretionary bonus equal to 45% of the base salary, or approximately $135,000 (collectively, the “2022 Compensation”). On January 24, 2022, the Compensation Committee approved the Initial Equity Award of 229,008 RSUs to Ms. Johnson. Ms. Johnson is also entitled to receive future additional grants of equity awards under the Company’s 2021 Equity Plan or any successor plan, as determined at the sole discretion of the Compensation Committee. In the event Ms. Johnson’s employment with the Company is terminated for any reason, she is entitled to receive an aggregate amount equal to the base salary, earned and unpaid bonuses, accrued but unpaid business expenses and accrued and unused vacation benefits earned through the date of termination at the rate in effect at the time of termination. Pursuant to the terms of the Letter Agreement, depending on the circumstances of her termination, Ms. Johnson may also be entitled to receive additional severance compensation equal to the aggregate of (a) either $150,000 or $435,000 (in each case, approximate values are calculated based on the 2022 Compensation amounts), plus (b) the cost of continued health insurance coverage from the date of termination until she secures new employment.

Director Independence
The NYSE requires that a majority of our Board must be composed of “independent directors,” which is defined generally as a person other than an executive officer or employee of UpHealth or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Drs. Katz and Dinu, Messrs. Miotto, Locke, Ringo and Bar-Siman-Tov, and Ms. Rey-Giraud are our independent directors. Our independent directors have regularly scheduled meetings at which only independent directors are present. Dr. Katz presides at these meetings of our independent directors. Any affiliated transactions will be on terms no less favorable to UpHealth than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Related Party Policy
UpHealth’s Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board of Directors (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) UpHealth or any of UpHealth’s subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of UpHealth’s shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

UpHealth’s Audit Committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent UpHealth enters into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. UpHealth also requires each of UpHealth’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.
Item 14.    Principal Accountant Fees and Services

For UpHealth’s fiscal year ended December 31, 2020, its independent registered public accounting firm was BPM LLP. On June 14, 2021, Plante & Moran, PLLC, Denver, CO, PCAOB ID: 166, was appointed as UpHealth’s independent registered public accounting firm for the fiscal year ended December 31, 2021. The following table presents the aggregate fees billed for professional services rendered by Plante & Moran, PLLC for the fiscal years ended December 31, 2021.

	Year Ended December 31,
Type of Fees	2021	2020
Audit Fees(1)	$1,437,500	$81,584
Audit-Related Fees(2)	80,500	18,738
Tax Fees(3)	20,930	6,420
All Other Fees(4)	—	—
Total	$1,538,930	$106,742

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of UpHealth’s year-end consolidated financial statements, reviews of the quarterly condensed consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include comfort letters and consents related to the filings of registration statements.

(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The Audit Committee is responsible for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent registered public accounting firm as provided under the Audit Committee charter.

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

21.1*	Subsidiaries of the Registrant.

23.1***	Consent of Plante & Moran, PLLC, with respect to UpHealth, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

_____________________________

*	Filed herein.

**	Previously filed.

***	Previously filed with the registrant’s Annual Report on Form 10-K filed with the SEC on April 18, 2022.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2022	UPHEALTH, INC.

	By:	/s/ Dr. Ramesh Balakrishnan
	Name:	Dr. Ramesh Balakrishnan
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Dr. Ramesh Balakrishnan	Chief Executive Officer	April 29, 2022
Dr. Ramesh Balakrishnan	(Principal Executive Officer)

/s/ Martin S. A. Beck	Chief Financial Officer	April 29, 2022
Martin S. A. Beck	(Principal Financial and Accounting Officer)

*	Co-Chairman of the Board of Directors	April 29, 2022
Dr. Chirinjeev Kathuria

*	Co-Chairman of the Board of Directors	April 29, 2022
Dr. Avi S. Katz

*	Director	April 29, 2022
Moshe Bar-Siman-Tov

*	Director	April 29, 2022
Dr. Raluca Dinu

*	Director	April 29, 2022
Nathan Locke

*	Director	April 29, 2022
Neil Miotto

*	Director	April 29, 2022
Dr. Mariya Pylypiv

*	Director	April 29, 2022
Agnès Rey-Giraud

*	Director	April 29, 2022
Jerome Ringo

*By: /s/ Dr. Ramesh Balakrishnan
Dr. Ramesh Balakrishnan, as attorney-in-fact