Form 10-Q
period 2022-03-31
UpHealth, Inc.
filed 2022-05-23
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
(Registrant’s telephone number, including area code)

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

As of May 20, 2022, the registrant had 143,840,305 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$52,036	$58,192
Restricted cash	18,618	18,609
Accounts receivable, net	19,552	22,761
Inventories	3,084	2,928
Due from related parties	52	40
Prepaid expenses and other current assets	4,591	4,217
Total current assets	97,933	106,747
Property and equipment, net	47,103	56,072
Intangible assets, net	116,237	115,313
Goodwill	284,268	284,268
Other assets	3,195	6,907
Total assets	$548,736	$569,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,755	$13,604
Accrued expenses	37,679	36,084
Deferred revenue	1,732	2,649
Due to related party	47	47
Income taxes payable	2,800	739
Related-party long-term debt, current	735	657
Long-term debt, current	21,975	22,093
Forward share purchase liability	18,479	18,051
Other current liabilities	3,341	2,780
Total current liabilities	101,543	96,704
Related-party long-term debt, noncurrent	328	331
Long-term debt, noncurrent	101,808	98,417
Deferred tax liabilities	21,958	28,281
Warrant liabilities, noncurrent	156	252
Derivative liability, noncurrent	3,148	7,977
Other long-term liabilities	3,730	3,502
Total liabilities	232,671	235,464
Commitments and Contingencies (Note 18)
Stockholders’ Equity:
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding	—	—
Common stock, $0.0001 par value, 300,000 shares authorized; 144,651 and 144,279 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	14	14
Additional paid-in capital	666,767	665,461
Accumulated deficit	(360,654)	(343,209)
Accumulated other comprehensive loss	(5,179)	(3,802)
Total UpHealth, Inc., stockholders’ equity	300,948	318,464
Noncontrolling interests	15,119	15,379
Total stockholders’ equity	316,067	333,843
Total liabilities and stockholders’ equity	$548,738	$569,307
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Services	$25,686	$8,138
Licenses and subscriptions	1,781	3,658
Products	8,505	1,020
Total revenue	35,972	12,816
Cost of goods and services:
Services	14,445	4,473
License and subscriptions	233	497
Products	5,990	916
Total cost of goods and services	20,668	5,886
Gross margin	15,304	6,930
Operating expenses:
Sales and marketing	2,726	885
Research and development	1,587	1,570
General and administrative	13,659	3,723
Depreciation and amortization	5,236	904
Stock-based compensation	1,374	—
Lease abandonment expenses	75	—
Goodwill and intangible asset impairment	6,174	—
Acquisition, integration, and transformation costs	2,384	2,686
Total operating expenses	33,215	9,768
Loss from operations	(17,911)	(2,838)
Other income (expense):
Interest expense	(6,995)	(711)
Gain on consolidation of equity method investment	—	640
Gain on fair value of derivative liability	4,829	—
Gain on fair value of warrant liabilities	95	—
Other income (expense), net, including interest income	(16)	37
Total other expense	(2,087)	(34)
Loss before income tax benefit	(19,998)	(2,872)
Income tax benefit	2,293	406
Net loss before loss from equity method investment	(17,705)	(2,466)
Loss from equity method investment	—	(561)
Net loss	(17,705)	(3,027)
Less: net income (loss) attributable to noncontrolling interests	(260)	(78)
Net loss attributable to UpHealth, Inc.	$(17,445)	$(2,949)
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.12)	$(0.42)
Diluted	$(0.12)	$(0.42)
Weighted average shares outstanding:
Basic	144,539	7,089
Diluted	144,539	7,089
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Net loss	$(17,705)	$(3,027)
Foreign currency translation adjustments, net of tax	(1,377)	(1,159)
Comprehensive loss	(19,082)	(4,186)
Less: comprehensive loss attributable to noncontrolling interests	(260)	(78)
Comprehensive loss attributable to UpHealth, Inc.	$(18,822)	$(4,108)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	144,279	$14	$665,461	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Employee stock plan activity, net of shares withheld for employee taxes	372	—	1,306	—	—	1,306	—	1,306
Net loss	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	(1,377)	(1,377)		(1,377)
Balance at March 31, 2022	144,651	$14	$666,767	$(360,654)	$(5,179)	$300,948	$15,119	$316,067

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2020(1)	70,021	$7	$222,900	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock to consummate business combinations(1)	8,749	1	87,408	—	—	87,409	17,389	104,798
Net loss	—		—	(2,949)	—	(2,949)	(78)	(3,027)
Foreign currency translation adjustments	—	—	—	—	(1,159)	(1,159)	—	(1,159)
Balance at March 31, 2021(1)	78,771	$8	$310,308	$(5,135)	$(1,159)	$304,022	$17,311	$321,333

(1)Amounts as of March 31, 2021 and before that date differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combinations (as defined below in Note 1). Specifically, the number of common shares outstanding during periods before the Business Combinations are computed on the basis of the number of common shares of UpHealth Holdings (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement (1.00 UpHealth Holdings shares converted to 10.28 GigCapital2 shares). Common stock and additional paid-in capital were adjusted accordingly.
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net loss	$(17,705)	$(3,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,605	922
Amortization of debt issuance costs and discount on convertible debt	3,485	113
Stock-based compensation	1,374	—
Provision for bad debt expense	(342)	—
Impairment of property, plant and equipment, intangible assets and goodwill	5,459	—
Loss from equity method investment	—	561
Gain on consolidation of equity method investment	—	(640)
Gain on fair value of warrant liabilities	(95)	—
Gain on fair value of convertible derivative	(4,829)	—
Loss on disposal of property and equipment	—	90
Deferred income taxes	(2,262)	(415)
Other	—	63
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	3,472	(4,383)
Inventories	(161)	3
Prepaid expenses and other current assets	(577)	—
Accounts payable and accrued expenses	3,067	2,185
Income taxes payable	317	—
Deferred revenue	(907)	26
Due to related parties	62	—
Other current liabilities	(34)	—
Net cash used in operating activities	(3,071)	(4,502)
Investing activities:
Purchases of property and equipment	(1,663)	(8)
Net cash acquired in acquisition of businesses	—	2,726
Net cash (used in) provided by investing activities	(1,663)	2,718
Financing activities:
Proceeds from convertible debt	—	4,500
Repayments of debt	(151)	(720)
Proceeds from Provider Relief Funds	—	506
Payments of capital lease obligations	(801)	—
Net tax withholdings from share-based compensation	(67)	—
Payments of amount due to member	—	(70)
Net cash (used in) provided by financing activities	(1,019)	4,216
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(394)	(22)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(6,147)	2,410
Cash, cash equivalents, and restricted cash, beginning of period	76,801	2,369
Cash, cash equivalents, and restricted cash, end of period	$70,654	$4,779
Supplemental cash flow information:
Cash paid for interest	$235	$89
Cash paid for income taxes	$521	$—
Non-cash investing and financing activity:
Property, plant and equipment reclassed from other assets	3,833	—
Property and equipment acquired through capital lease and vendor financing arrangements	1,628	—
FIN 48 liability reclassed from deferred tax liabilities	1,750	—
Issuance of common stock and promissory note to consummate TTC business combination	—	48,233
Issuance of common stock and promissory note to consummate Glocal business combination	—	131,831
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	52,036	4,202
Restricted cash	18,618	576
Total cash, cash equivalents, and restricted cash	$70,654	$4,779
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
On November 20, 2020, we also completed the acquisition of Behavioral Health Services, LLC and subsidiaries (“BHS”), a Missouri limited liability company and provider of medical, retail pharmacy, and billing services.
On November 20, 2020, we completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India-based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as a gain on consolidation of equity method investment in the condensed consolidated statement of operations for the three months ended March 31, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8% and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of March 31, 2022. Glocal is included in our condensed consolidated financial statements as of March 26, 2021.
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
See Note 3, Business Combinations, for further information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying unaudited condensed consolidated financial statements of UpHealth have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheet as of December 31, 2021 has been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2021.
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

Fiscal Year
Our fiscal year ends on December 31. References to fiscal year 2022 and fiscal year 2021 refer to our fiscal year ending December 31, 2022 and our fiscal year ended December 31, 2021, respectively.
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
Restricted Cash
At March 31, 2022 and December 31, 2021, we had $18.6 million of restricted cash, of which $18.1 million represented funds held in an escrow account, as agreed in our forward share purchase agreement (see Note 10, Capital Structure, for further information) and $0.5 million of funds held at our Glocal business.
Receivable
For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $18.9 million.
For subscription-based medical language interpretation services provided by and the sales of products through our virtual care infrastructure operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. At March 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $21 thousand and $0.1 million, respectively.

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
For digital pharmacy prescriptions provided through our services operations, accounts receivable are recorded at net invoice amount from patients. For all prescriptions including compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. At March 31, 2022 and December 31, 2021, we determined that no allowance for doubtful accounts was necessary.
For the three months ended March 31, 2022, there were no significant customer concentrations. For the three months ended March 31, 2021, two customers accounted for approximately 24% and 16% of total revenues. At December 31, 2021, one customer accounted for approximately 21% of total accounts receivable.
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
Equity Method Investment
For the period from January 1, 2021 through March 26, 2021, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest, but were able to exercise significant influence. Based on the terms of these privately-held securities, we determined that we exercised significant influence on Glocal, applied the equity method of accounting for our investment in Glocal, and presented our investment in Glocal in equity method investments in the condensed consolidated balance sheets. Any and all gains and losses on privately-held equity securities, realized and unrealized, were recorded in other income (expense) in the condensed consolidated statements of operations. Income recognized in our equity method investments was reduced by the expected amortization from intangible assets recognized through the fair value step-up, until we acquired a controlling financial interest and consolidated Glocal.
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
Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range as follows:

Land	Indefinite
Buildings	39.5 years
Medical and surgical equipment	13 years
Electrical and other equipment	5-7 years
Computer equipment, furniture and fixtures	3-7 years
Vehicles	5-7 years
Internal-use software	3 years
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
Intangible Assets
Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. An impairment charge of $0.7 million was recognized during the three months ended March 31, 2022 at TTC. No impairment charge was recognized during the three months ended March 31, 2021.
Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. No impairment charge was recognized in the three months ended March 31, 2022 or 2021.
Goodwill
Our goodwill represents the excess of the purchase price of business combinations over the fair value of the net assets acquired. We assess goodwill for impairment on an annual basis as of the first day of our fourth quarter, or sooner if events indicate such a review is necessary through a triggering event. An impairment exists if the fair value of a reporting unit to which goodwill has been allocated is less than its respective carrying value. The impairment for goodwill is limited to the total amount of goodwill allocated to the reporting unit. Future changes in the estimates used to conduct the impairment review, including revenue projections, market values, and changes in the discount rate used, could cause the analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-down of a portion or all of goodwill. The discount rate used is based on independently calculated risks, our capital mix, and an estimated market premium. During the three months ended March 31, 2022, we recorded a goodwill impairment at Glocal in the amount of $5.5 million. During the three months ended December 31, 2021, we recorded a goodwill impairment at each of our three segments in the amount of $297.9 million. There was no impairment of goodwill during the three months ended 2021.
The estimated fair values of assets acquired and liabilities assumed are provisional and are based on the information that was available as of each acquisition date to estimate the fair value of assets acquired and liabilities assumed. We believe that information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but we are waiting for additional information necessary to finalize those fair values for Cloudbreak. Therefore, the provisional measurements of fair value reflected for Cloudbreak are subject to change and such changes could be significant.
In evaluating whether new information obtained meets the criteria for adjusting provisional amounts, management must consider all relevant factors, including:

• The timing of the receipt of the additional information that management could have used in its evaluation on or after the acquisition date, and
• Whether management can identify a reason that a change to the provisional amounts is warranted and not driven by a discrete independent event occurring subsequent to the acquisition.
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

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the three months ended March 31, 2022 and 2021.
•Services – Subscription-based medical language interpretation services
Service fees of subscription-based fixed monthly minute medical language interpretation services are recognized monthly on a straight-line basis over the term of the contract due to the stand-ready nature of the services provided. Variable consideration received for medical language interpretation services, information technology services, and for the lease of My Accessible Real-Time Trusted Interpreter (“Martti™”) devices, our language access solution, is based on a fixed per item charge applied to a variable quantity. Variable consideration for these services is recognized over time in accordance with the “right to invoice” practical expedient and therefore is not subject to revenue constraint evaluation. Revenue related to the sale of Martti™ devices is recognized at a point in time upon delivery of the devices to the customer. We may enter into multiple component services arrangements that bundle the pricing for the lease of Martti™ devices with information technology services, but the lease may not always accompany Martti™ services. When an equipment lease is bundled with services, allocation of the transaction price consideration between the lease and nonlease components of the lease is required. We have determined that the consideration allocated to the lease components in its bundled multiple component services arrangements is not material to the financial statements.
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
Product Revenues
We derive product revenue from sales of products through Innovations' digital pharmacy operations, BHS' pharmaceutical operations, and Glocal's construction of clinics and sales of digital dispensaries. Our pharmacy sales are primarily a function of the price per unit for pharmaceutical products sold and the number of prescriptions provided to customers. We recognize revenue for Glocal's construction of clinics and sales of digital dispensaries over time based on the percentage of costs incurred to date relative to the estimated total costs for the contract, as this method best depicts how control of the product is being transferred to the customer.
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
Research and Development Costs
Research and development costs are expensed as incurred and were $1.6 million for the three months ended March 31, 2022 and 2021.
Advertising, Marketing, and Promotion Expenses
Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively, and are included within sales and marketing expenses in the condensed consolidated statements of operations.
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
Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing the net income (loss) by the weighted-average number of shares of common stock of the Company outstanding during the period. Diluted net earnings (loss) per share is computed by giving effect to all potential shares of common stock, including outstanding stock options, RSUs and convertible notes, to the extent dilutive. Basic and diluted net earnings (loss) per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive.
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
New Accounting Pronouncements Not Yet Adopted
In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. We adopted the amended guidance effective January 1, 2022. The adoption of this standard did not have a material impact on the condensed consolidated financial statements.
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU will be effective for us on January 1, 2023. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.

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
Measurement Period
We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact. We finalized the valuations and completed the purchase price allocations for Thrasys, BHS, TTC, and Innovations during the three months ended December 31, 2021. We finalized the valuation and completed the purchase price allocation for Glocal during the three months ended March 31, 2022, and expect to finalize the valuation and complete the purchase price allocation for Cloudbreak during the three months ended June 30, 2022.
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
The following table sets forth the allocation of the purchase price to Thrasys’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of November 20, 2021.

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$3,491	$—	$3,491
Prepaid expenses and other	3,001	—	3,001
Identifiable intangible assets	27,875	—	27,875
Property and equipment	101	—	101
Other assets	19	—	19
Goodwill	143,964	(4,124)	148,088
Total assets acquired	178,451	(4,124)	182,575
Accounts payable	1,779	—	1,779
Accrued expenses and other current liabilities	3,949	(1,373)	5,322
Debt	430	(531)	961
Deferred tax liabilities	6,680	302	6,378
Deferred revenue	700	—	700
Total liabilities assumed	13,538	(1,602)	15,140
Net assets acquired	$164,913	$(2,522)	$167,435

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

The acquired intangible assets from Thrasys and the related estimated useful lives consist of the following:

	Value	Useful Life
(In thousands)		(in years)
Definite-lived intangible assets - Trade names	$6,925	10
Definite-lived intangible assets - Technology and intellectual property	10,825	7
Definite-lived intangible assets - Customer relationships	10,125	10
Total fair value of identifiable intangible assets	$27,875
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

The following table sets forth the allocation of the purchase price to BHS’ identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of November 20, 2021.

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$1,257	$—	$1,257
Inventories	100	—	100
Prepaid expenses and other	40	—	40
Identifiable intangible assets	225	—	225
Property and equipment	53	—	53
Other assets	4	—	4
Deferred tax assets	19	—	19
Goodwill	15,443	(663)	16,106
Total assets acquired	17,141	(663)	17,804
Accounts payable	374	—	374
Accrued expenses and other current liabilities	1,067	641	426
Debt	113	(1,121)	1,234
Total liabilities assumed	1,554	(480)	2,034
Net assets acquired	$15,587	$(183)	$15,770

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $0.2 million during the three months ended June 30, 2021. During the three months ended June 30, 2021, BHS recorded an accrual in the amount of $0.4 million for amounts owing to providers as of the acquisition date, with an offsetting increase in goodwill. BHS submitted a request for forgiveness of its $1.0 million PPP loans during 2021 and it was forgiven in full and BHS was legally released from repaying the loan by the SBA in August 2021. The forgiveness was recorded as a decrease in debt and goodwill during the three months ended September 30, 2021. During the three months ended December 31, 2021, BHS recorded $0.1 million for the forgiveness of PRF loans as a decrease in debt and goodwill. Additionally, $0.2 million was recorded for customer credit liabilities as an increase to accrued expenses and other current liabilities and goodwill.

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
The following table sets forth the allocation of the purchase price to TTC’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of January 25, 2022.

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,311	$(462)	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	58,354	780	57,574
Total assets acquired	61,789	318	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,216	(1,284)	12,500
Deferred tax liabilities	446	(28)	474
Total liabilities assumed	17,089	1,495	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
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

Acquisition of Glocal
On November 20, 2020, UpHealth Holdings entered into a stock purchase agreement to acquire 43.46% of Glocal. On March 26, 2021, UpHealth Holdings completed a step acquisition of an additional 45.94% of Glocal, bringing our total ownership to 89.4%. The acquisition resulted in our ownership exceeding 50.0%, requiring consolidation of Glocal as of March 26, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of March 31, 2022. Total purchase price consideration included a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $131.5 million, net of cash acquired of $0.4 million. The acquisition brings additional software and support synergies to our virtual care infrastructure offerings.
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
The following table sets forth the allocation of the purchase price to Glocal's identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of March 26, 2022.

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$1,350	$(5,111)	$6,461
Inventories	325	—	325
Identifiable intangible assets	45,289	7,250	38,039
Property, equipment, and work in progress	26,767	(13,959)	40,726
Other current assets, including short term advances	15	(1,965)	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	121,913	30,042	91,871
Total assets acquired	196,168	16,257	179,911
Accounts payable	579	—	579
Accrued expenses and other current liabilities	9,692	1,421	8,271
Income tax liability	2,420	2,420	—
Deferred tax liability	8,649	8,649	—
Debt	19,937	(2,275)	22,212
Noncontrolling interest	29,278	11,889	17,389
Total liabilities assumed and noncontrolling interest	70,555	22,104	48,451
Net assets acquired	$125,613	$(5,847)	$131,460

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $5.8 million during the three months ended June 30, 2021. During the three months ended June 30, 2021, Glocal recorded a deferred tax liability in the amount of $9.9 million relating to identifiable intangible and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended September 30, 2021, Glocal recorded a reserve against its accounts receivable in the amount of $2.0 million and a liability related to redeemable preferred shares as of the acquisition date in the amount of $11.9 million, with offsetting increases in goodwill. During the three months ended December 31, 2021, Glocal recorded reserves against accounts receivable and other assets in the amount of $5.1 million and additions to accrued expenses for unrecorded liabilities in the amount of $1.2 million, with an offsetting increase to goodwill. During the three months ended December 31, 2021, Glocal recorded debt forgiveness in the amount of $2.3 million, with an offsetting decrease to goodwill, as well as a deferred tax liability in the amount of $2.6 million relating to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended March 31, 2022, Glocal recorded a reduction in the fair value of property, equipment, and work in progress in the amount of $15.6 million, an increase in the value of intangible assets in the amount of $7.3 million, and an increase in accrued expenses related to unrecorded liabilities in the amount of $0.2 million, with offsetting increases to goodwill, as well as a reduction to the deferred tax liability in the amount of $2.6 million related to these adjustments, with an offsetting decrease in goodwill.

The acquired intangible assets from Glocal and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Technology and intellectual property	$45,289	7
Total fair value of identifiable intangible assets	$45,289
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

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of April 27, 2021
Accounts receivable	$47	$—	$47
Inventories	2,693	—	2,693
Prepaid expenses and other	530	—	530
Identifiable intangible assets	29,115	790	28,325
Property and equipment	3,642	(4,295)	7,937
Other assets	—	(22)	22
Goodwill	143,654	(76)	143,730
Total assets acquired	179,681	(3,603)	183,284
Accounts payable	472	—	472
Accrued expenses and other current liabilities	772	(8)	780
Deferred revenue	302	—	302
Deferred tax liability	8,017	180	7,837
Debt	—	(4,069)	4,069
Noncontrolling interests	—	—	—
Total liabilities assumed and noncontrolling interest	9,563	(3,897)	13,460
Net assets acquired	$170,118	$294	$169,824
During the three months ended September 30, 2021, Innovations recorded noncontrolling interests related to a VIE as of the acquisition date in the amount of $0.5 million, with an offsetting increase in goodwill. During the three months ended December 31, 2021, Innovations determined that the VIE should not be consolidated since it no longer had a variable interest in the VIE, and recorded a $4.3 million decrease to property and equipment, a $22 thousand decrease to other assets, an $8 thousand decrease to accrued expenses and other current liabilities and a $4.1 million decrease to debt, with no change to goodwill. In addition, during the three months ended December 31, 2021, Innovations recorded a lease intangible of $0.8 million, with an offsetting decrease in goodwill, as well as a $0.2 million increase in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.
The acquired intangible assets from Innovations and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$10,925	10
Definite-lived intangible assets—Technology and intellectual property	8,075	5 - 7
Definite-lived intangible assets—Customer relationships	9,325	10
Definite-lived intangible assets—Lease	$790	4.8
Total fair value of identifiable intangible assets	$29,115
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

(In thousands)	As of March 31, 2022	Measurement Period Adjustments	As of June 9, 2021
Accounts receivable	$5,551	$741	$4,810
Prepaid expenses and other	921	—	921
Identifiable intangible assets	32,475	—	32,475
Property and equipment	7,065	183	6,882
Other assets	631	(411)	1,042
Goodwill	107,310	(3,658)	110,968
Total assets acquired	153,953	(3,145)	157,098
Accounts payable	2,518	—	2,518
Accrued expenses and other current liabilities	1,267	362	905
Deferred revenue	15	—	15
Deferred tax liability	4,003	(3,903)	7,906
Other long-term liabilities	382	382	—
Debt	3,752	—	3,752
Total liabilities assumed	11,937	(3,159)	15,096
Net assets acquired	$142,016	$14	$142,002
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
Acquisition, Integration and Transformation Costs
For the three months ended March 31, 2022 and 2021, we have incurred $2.4 million and $2.7 million, respectively, of acquisition, integration, and transformation costs for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations), and Cloudbreak, which are included in the condensed consolidated statements of operations.
Combined Pro Forma Results for the Three Months Ended March 31, 2021
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations), and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2021, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

Three Months Ended March 31,
(In thousands)	2021
Pro Forma
Revenues	$30,608
Net income (loss)	$(3,872)
Basic earnings per share	$(0.55)
Diluted earnings per share	$(0.55)

4.Property and Equipment
Property and equipment consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Land	$5,024	$15,459
Buildings	15,849	18,086
Leasehold improvements	3,615	3,393
Medical and surgical equipment	2,480	2,953
Electrical and other equipment	424	508
Computer equipment, furniture and fixtures	13,675	12,029
Vehicles	291	185
Internal use software	4,720	3,837
Construction in progress	7,246	4,363
	53,324	60,813
Accumulated depreciation and amortization	(6,221)	(4,741)
Total property and equipment, net	$47,103	$56,072
Depreciation expense was $1.5 million and $44 thousand for the three months ended March 31, 2022 and 2021, respectively.

5. Goodwill and Intangible Assets
We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million. In the three months ended March 31, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired.
The carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2021	$284,268
Measurement period adjustment	5,494
Goodwill and intangible asset impairment	(5,494)
Balance at March 31, 2022	$284,268
The changes in carrying amounts of intangible assets consisted of the following as of March 31, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
December 31, 2021	$29,506	$54,521	$30,612	$674	$115,313
Additions	—	7,250	—	—	7,250
Amortization	(858)	(3,380)	(838)	(43)	(5,119)
Impairments	(680)	—	—	—	(680)
Foreign exchange	—	(527)	—	—	(527)
March 31, 2022	$27,968	$57,864	$29,774	$631	$116,237
An impairment charge of $0.7 million was recognized during the three months ended March 31, 2022 at TTC. No impairment charge was recognized during the three months ended March 31, 2021.
The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $5.1 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Lease Amortization	Total
Remaining 2022	$2,393	$7,701	$2,718	$125	$12,937
2023	3,149	10,394	3,313	169	17,025
2024	3,083	10,394	3,313	169	16,959
2025	3,083	10,394	3,313	168	16,958
2026	3,083	9,743	3,313	—	16,139
Thereafter	13,177	9,238	13,804	—	36,219
	$27,968	$57,864	$29,774	$631	$116,237

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
On May 14, 2021, June 21, 2021 and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of March 31, 2022 and December 31, 2021.
See Note 3, Business Combinations, for further information.

7.Accrued Expenses
Accrued expenses consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Accrued professional fees	$10,770	$10,238
Accrued products and licenses	17,820	17,889
Accrued interest on debt	4,186	1,227
Accrued payroll and bonuses	2,424	3,939
Accrued taxes in connection with shareholder distribution	120	120
Other accruals	2,359	2,671
Total accrued expenses	$37,679	$36,084

8.Debt
Debt consisted of the following:

(In thousands)	March 31, 2022	December 31, 2021
Convertible notes	$160,000	$160,000
Other debt facilities (various maturities and interest rates)	3,748	3,847
Provider Relief and EIDL Funds	10	123
Seller notes	18,681	18,680
Total debt	182,439	182,650
Less: unamortized original issue and debt discount	(58,656)	(62,140)
Total debt, net of unamortized original issue and debt discount	123,783	120,510
Less: current portion of debt	(21,975)	(22,093)
Noncurrent portion of debt	$101,808	$98,417
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At March 31, 2022 and December 31, 2021, the fair value of the derivative was $3.1 million and $8.0 million, respectively, all of which was included in derivative liability, noncurrent, in the condensed consolidated balance sheets. Total interest expense for the three months ended March 31, 2022 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization. Total other income for the three months ended March 31, 2022 included a $4.8 million gain on the fair value of the derivative liability.
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

Glocal Debt Facilities
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $3.7 million (or INR 283 million) and $3.8 million (or INR 286 million) as of March 31, 2022 and December 31, 2021, respectively. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal Directors. The loans bear interest rates between 11.15% up to 16.25% per annum. During the three months ended March 31, 2022, Glocal repaid none of the aggregate carrying value of the term loans. At March 31, 2022 and December 31, 2021 accrued interest on Glocal's debt facilities was $17 thousand and $23 thousand, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. For the three months ended March 31, 2022, interest expense was $25 thousand.
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

Paycheck Protection Program Loans
In April 2020, three of our subsidiaries obtained a U.S. government subsidy of $0.5 million, $1.0 million, and $1.9 million (representing five loan agreements), respectively, under the Paycheck Protection Program (“PPP”). The PPP is a U.S. government temporary program created with the intent to provide a subsidy to assist businesses in keeping employees employed during the pandemic. The PPP loan may not need to be repaid if certain requirements are met. Under the Coronavirus Aid, Relief and Economic Security (“CARES Act”), as modified, any amounts not forgiven will be required to be repaid over a term having a minimum of five years and a maximum maturity of 10 years from the date on which the borrower applies for forgiveness. The loans carry a 1.0% interest rate.
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
As of March 31, 2022, one subsidiary had used $0.1 million of the PRF funds and returned the remaining $0.1 million to HHS and the other subsidiary had used all $0.5 million of the PRF funds under the terms and conditions and restrictions for the CARES Act relative to these funds.
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million at March 31, 2022 and December 31, 2021. The notes bear interest at rates of 3.50% per annum. Notes totaling $0.7 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was $50 thousand and $39 thousand at March 31, 2022 and December 31, 2021, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $10 thousand and $1 thousand for the three months ended March 31, 2022 and 2021, respectively.
Seller Notes

As part of the purchase price consideration for several of UpHealth Holdings' merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022 for $18.7 million of the seller notes. At March 31, 2022 and December 31, 2021, seller notes totaled $18.7 million.
The accrued interest payable was $1.2 million and $0.7 million at March 31, 2022 and December 31, 2021, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $0.5 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
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
Contractual Maturities
At March 31, 2022, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
Remaining 2022	$21,976
2023	—
2024	—
2025	—
2026	160,000
Thereafter	463
Total	$182,439

9.Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	March 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$34,008	$—	$—	$34,008
	$34,008	$—	$—	$34,008
Liabilities:
Derivative liability	$—	$—	$3,148	$3,148
Warrant liability	—	156	—	156
	$—	$156	$3,148	$3,304

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006
Liabilities:
Derivative liability	$—	$—	$7,977	$7,977
Warrant liability	—	252	—	252
	$—	$252	$7,977	$8,229

Money Market Funds
At March 31, 2022 and December 31, 2021, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the three months ended March 31, 2022 and the year ended December 31, 2021.
Cash equivalents at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$34,008	$—	$—	$34,008
Total cash equivalents	$34,008	$—	$—	$34,008

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$45,006	$—	$—	$45,006
Total cash equivalents	$45,006	$—	$—	$45,006
Derivative Liability
In accounting for the 2026 Notes (see Note 8, Debt, for further information), we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. At March 31, 2022, the fair value of the derivative was $3.1 million, all of which was included in derivative liability, noncurrent in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the derivative was $8.0 million, all of which was included in derivative liability, noncurrent in the condensed consolidated balance sheets. Total other income for the three months ended March 31, 2022 included a $4.8 million gain on the fair value of the derivative liability.

The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	March 31, 2022	December 31, 2021
Stock price	$1.18	$2.24
Volatility	88.0%	82.5%
Risk free rate	2.43%	1.18%
Exercise price	$10.65	$10.65
Expected life (in years)	4.19	4.44
Conversion periods	2-5 years	2-5 years
Future share price	$0.01-$44.37	$0.01-$34.05

Private Placement Warrants and PIPE Warrants
We have classified the Private Placement Warrants and PIPE Warrants (see Note 10, Capital Structure) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. At March 31, 2022, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.18 per warrant, totaling $0.1 million and $0.1 million respectively, and are included in warrant liabilities in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.29 per warrant, totaling $0.2 million and $0.1 million respectively, and are included in warrant liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2022, we recorded a $0.1 million gain due to the fair value changes in the Private Placement and the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
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
There were no transfers between fair value levels during the three months ended March 31, 2022 and year ended December 31, 2021.

10.Capital Structure
The consolidated statements of stockholders’ equity has been retroactively adjusted for all periods presented to reflect the Business Combinations and reverse recapitalization exchange ratio (1.0 UpHealth Holdings shares converted to 10.28 GigCapital2 shares) as discussed in Note 3, Business Combinations.
Preferred Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock outstanding.
Common Stock
Our Second Amended and Restated Certificate of Incorporation, authorizes the issuance of 300,000,000 shares of common stock, par value of $0.0001. As of March 31, 2022 and December 31, 2021, there were 144,650,719 and 144,278,969 shares of common stock issued and outstanding, respectively.
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
Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance as of March 31, 2022 were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	10,746
Stock options outstanding	1,516
Shares issuable upon conversion of 2026 Notes	15,023
Shares issuable upon conversion of Public Warrants	17,250
Shares issuable upon conversion of Private Warrants	568
Shares issuable upon conversion of PIPE Warrants	300
Shares available for future grant under 2021 EIP	12,460
57,863

Public Warrants
Warrants (the “Public Warrants”) issued in connection with GigCapital2's initial public offering are exercisable for $11.50 per share, and the exercise price and number of Public Warrant shares issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation of GigCapital2 (now UpHealth, Inc.).
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
As of March 31, 2022, there were 18,117,494 warrants outstanding, including 17,250,000 Public Warrants, 567,500 Private Placement Warrants, and 299,994 PIPE Warrants (see Private Placement and Pipe Subscription Agreements below).

Founder Shares
During the period from March 6, 2019 (date of GigiCapital2's inception) to March 12, 2019, GigCapital2's sponsor and Northland Gig2 Investment LLC purchased 2,500,000 shares of GigCapital2 common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.01 per share. In April 2019, GigCapital2 effected a stock dividend of 0.493 shares of common stock for each outstanding share of common stock, resulting in the sponsor and Northland Gig2 Investment LLC holding an aggregate of 3,732,500 shares of its common stock. Subsequently, the sponsor and Northland Gig2 Investment LLC sold 68,041 shares and 31,959 shares, respectively, to EarlyBirdCapital, Inc. and the EarlyBird Group, collectively, for an aggregate purchase price of $670, or $0.0067 per share. In June 2019, GigCapital2 effected a stock dividend of 0.1541 shares of common stock for each outstanding share of common stock, resulting in the sponsor, Northland Gig2 Investment LLC, EarlyBirdCapital, Inc., and the EarlyBird Group holding an aggregate of 4,307,500 shares of its common stock as of March 31, 2022. The Founder Shares are identical to the common stock included in the Units sold in GigCapital2's initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement
The GigCapital2 (now UpHealth, Inc.) founders purchased in a private placement sale (the “Private Placement”), that occurred simultaneously with the completion of the closing of the GigCapital2 initial public offering, an aggregate of 492,500 units (the “Private Placement Units”) at a price of $10.00 per unit. The founders also purchased from GigCapital2 an aggregate of 75,000 private placement units at a price of $10.00 per unit in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option, for a total of 567,500 Private Placement Units. Among the Private Placement Units, 481,250 units were purchased by GigCapital2’s sponsor, 29,900 units were purchased by EarlyBirdCapital, Inc., a GigCapital2 underwriter, and 56,350 units were purchased by Northland Gig2 Investment LLC, a GigCapital2 underwriter. Each Private Placement Unit consists of one share of GigCapital2’s common stock, $0.0001 par value, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of GigCapital2’s initial business combination. Warrants (the “Private Placement Warrants”) will be exercisable for $11.50 per share, and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in terms of the Private Placement Warrants agreement.
Northland Gig2 Investment LLC, purchased 100,000 private underwriter shares (the “Private Underwriter Shares”), at a purchase price of $10.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the GigCapital2 initial public offering. Northland Gig2 Investment LLC also purchased from GigCapital2 an aggregate of 20,000 Private Underwriter Shares at a price of $10.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the shares of common stock included in the Private Placement Units.
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
We accounted for the Private Placement Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) on the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was $0.1 million and $0.2 million, respectively, which is included in warrant liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2022, we recorded a $62 thousand gain due to the fair value changes in the Private Placement Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
PIPE Subscription Agreements

On January 20, 2021, GigCapital2 (now UpHealth, Inc.) entered into subscription agreements, each dated January 20, 2021 and amended June 8, 2021 (the “PIPE Subscription Agreements”), with certain institutional investors (collectively, the “PIPE Investors”), pursuant to which GigCapital2 agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 3,000,000 shares (the “PIPE Shares”) at $10.00 per share, plus warrants to purchase up to an additional 300,000 shares of common stock (one warrant for every 10 PIPE Shares purchased) at an exercise price of $11.50 per share (the “PIPE Warrants”), for an aggregate purchase price of $30.0 million (collectively the “PIPE Investment”). The PIPE Investment was consummated immediately prior to the closing of the Business Combinations. The total proceeds received from the PIPE Investment were $28.5 million, net of placement fee costs of $1.5 million.
We accounted for the PIPE Warrants as liabilities at fair value (see Note 9, Fair Value of Financial Instruments) in the condensed consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the condensed consolidated statements of operations. At March 31, 2022 and December 31, 2021, the fair value of the PIPE Warrants was $0.1 million and $0.1 million, respectively, which is included in warrant liabilities in the condensed consolidated balance sheets. During the three months ended March 31, 2022, we recorded a $33 thousand gain due to the fair value changes in the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statement of operations.
Forward Share Purchase Agreement
On June 3, 2021, we entered into a forward share purchase agreement (the “Purchase Agreement”) with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, pursuant to which KAF may elect to sell and transfer to us and we will purchase from KAF, on September 8, 2021 or, in KAF’s sole discretion, any one calendar month anniversary of that date (the “Closing Date”), up to 1,700,000 shares of our common stock that are held by KAF at the closing of the Business Combinations. In August 2021, we entered into an amendment to the Purchase Agreement, which deferred the Closing Date to no earlier than January 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $10.30225 per KAF Share, plus (b) in the event that the Closing Date occurs after September 8, 2021, $0.0846 per KAF Share for each month (prorated for a partial month) following September 8, 2021.
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
Due to its mandatorily redeemable for cash feature, we have recorded the Purchase Agreement as a forward share purchase liability in our condensed consolidated balance sheets for up to the 1,700,000 shares, at $10.00 per share, of our common stock that KAF may elect to sell and transfer to us and we will repurchase from KAF, plus imputed interest. In October 2021, as agreed with KAF, we transferred $18.1 million to an escrow account.
In April 2022, in accordance with the Purchase Agreement, KAF transferred the 1,700,000 shares of our common stock to us and we transferred to KAF the $18.5 million in cash previously held in escrow.
Equity Plans
Thrasys' 2019 Stock Incentive Plan
Contemporaneous with its merger with UpHealth Holdings on November 20, 2020, Thrasys entered into stock compensation agreements with employees pursuant to the Thrasys 2019 Stock Incentive Plan, a Restricted Stock Award (“RSA”) agreement, and a Restricted Stock Unit (“RSU”) award agreement, and awarded 536,184 RSA shares and 3,427,316 RSU shares to employees. On June 9, 2021, in connection with the Business Combinations, the RSAs and RSUs were settled with a combination of shares of UpHealth common stock and proceeds from the seller notes. As of March 31, 2022, there were no outstanding awards under the Thrasys 2019 Stock Incentive Plan.
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
Upon completion of the Business Combinations, UpHealth assumed 1,576,670 options, with a fair value of $99.0 million, which were included in purchase consideration, and 134,943 unvested options with a fair value of $0.6 million, which are subject to continued vesting and will be recorded as stock-based compensation prospectively; and Cloudbreak ceased granting awards under the Cloudbreak Plan.
The following table summarizes stock option activity under the Cloudbreak Plan:

(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value(1)
Outstanding as of December 31, 2021	1,515,870	$4.81	4.16
Options granted	—	—
Options exercised	—	—
Options forfeited or expired	—	—
Outstanding at March 31, 2022	1,515,870	4.81	3.92	$138
Vested and expected to vest as of March 31, 2022	1,515,870	4.81	3.92	$138
Exercisable as of March 31, 2022	1,418,817	$4.64	3.63	$138
(1) The aggregate intrinsic value amounts are computed based on the difference between the exercise price of the stock options and the fair market value of our common stock of $1.18 per share as of March 31, 2022 for all in-the-money stock options outstanding.

As of March 31, 2022, there was $0.4 million of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 2.13 years.

2021 Equity Incentive Plan
On June 4, 2021, the GigCapital2 stockholders considered and approved the 2021 Equity Incentive Plan (“2021 EIP”) and reserved 16,420,813 shares of UpHealth common stock for issuance thereunder. The 2021 EIP was previously approved, subject to stockholder approval, by the Board of Directors of GigCapital2 on February 7, 2021. The 2021 EIP became effective immediately upon the closing of the Business Combinations. The number of shares of common stock reserved for issuance under the 2021 EIP will automatically increase on January 1 of each year, beginning on January 1, 2022 and each anniversary thereof during the effectiveness of the 2021 EIP, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of our common stock outstanding on such date, and (ii) such lesser number of shares as may be determined by our Board of Directors. On January 1, 2022, the number of shares of common stock reserved for issuance under the 2021 EIP was automatically increased by 7,213,948 shares.
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
In August 2021, under the terms of the merger agreement with Thrasys, upon the filing of a Form S-8 with the SEC on August 12, 2021, we granted 4,660,266 RSUs to two officers of Thrasys, which will fully vest on June 9, 2022. These RSUs had a fair value of $46.6 million, which was included in purchase consideration. In September 2021, we issued 28,616 shares of restricted stock to a consultant.
We had 12,460,258 shares available for grant as of March 31, 2022.
The following table summarizes our RSU activity under the 2021 EIP:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding at December 31, 2021	10,693,371	$5.63
RSUs granted	597,712	2.13
RSUs exercised and released	(337,764)	2.13
RSUs forfeited	(207,254)	1.93
Outstanding at March 31, 2022	10,746,065	5.61
As of March 31, 2022, there was $9.3 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.41 years.
Stock-based Compensation
During the three months ended March 31, 2022, we recorded stock-based compensation expense totaling $1.4 million, all of which was attributed to our general and administrative function.

11.Revenue
Disaggregation of Revenue
Revenue by service offering consisted of the following:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Services	$25,686	$8,138
Licenses and subscriptions	1,781	3,658
Products	8,505	1,020
Total revenue	$35,972	$12,816

Revenue by geography consisted of the following:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Americas	$32,663	$9,226
Europe	—	3,000
Asia	3,309	590
Total revenue	$35,972	$12,816
Our revenue is entirely derived from the healthcare industry. Revenue recognized over-time was approximately 71% and 69% of total revenue during the three months ended March 31, 2022 and 2021.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the three months ended March 31, 2022 and 2021.
The change in contract assets was as follows:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Unbilled receivables, beginning of period	$784	$3,536
Reclassifications to billed receivables	(232)	(1,192)
Revenues recognized in excess of period billings	285	4,082
Unbilled receivables, end of period	$837	$6,426
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Deferred revenue, beginning of period	$2,649	$397
Revenues recognized from balances held at the beginning of the period	(1,581)	(201)
Net revenues deferred from period collections on unfulfilled performance obligations	664	227
Ending balance	$1,732	$423
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
Approximately 4% of revenue recognized during the three months ended March 31, 2022 was from the deferred revenue balance existing as of December 31, 2021. Approximately 2% of revenue recognized during the three months ended March 31, 2021 was from the deferred revenue balance existing as of December 31, 2020.
Remaining Performance Obligations
The Company's remaining performance obligation is expected to be recognized evenly over the next 36 months and is shown in the table below.
Remaining performance obligations consisted of the following at March 31, 2022:

(In thousands)	Total	Remaining 2022	2023 - 2024
Subscriptions	$6,583	1,819	4,763
Total	$6,583	1,819	4,763

12.Income Taxes
For interim period reporting, we record income taxes using an estimated effective tax rate for the period, including the forecasted permanent tax differences and statutory rates in jurisdictions in which we operate. At the end of each interim period, we update the estimated effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax. As a result of not having a reliable forecast of tax expense for Glocal, we excluded Glocal from our estimated effective tax rate for the period and instead computed an income tax provision for Glocal on a year-to-date discrete basis. Excluding Glocal, our estimated effective tax rate for the remainder of our consolidated group was 15.1%, which is lower than the U.S. federal statutory rate of 21% primarily due to non deductible interest expense on convertible notes and the global intangible low taxed income (GILTI) inclusion, partially offset by the impact of state and local income taxes. In the aggregate, these items reduce the forecasted tax benefit that would otherwise be generated on the forecasted pre-tax loss in the U.S., thereby reducing the estimated annual effective tax rate. The operations in India are generally taxed at rates ranging between 25% and 31%.
The income tax benefit was $2.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.
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

	Three Months Ended March 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to UpHealth, Inc.	$(17,445)	$(2,949)
Denominator:
Weighted average shares outstanding(1)	144,539	7,089
Weighted average shares outstanding assuming dilution	144,539	7,089
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.12)	$(0.42)
Diluted	$(0.12)	$(0.42)
(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
For the three months ended March 31, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 0.2 million of stock options; senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

14.Employee Benefit Plans
In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, we have six defined contribution plans, which cover substantially all employees. The plans provide for discretionary matching and profit-sharing contributions. For the three months ended March 31, 2022 and 2021, there were no significant employer matching or employer profit sharing contributions to the plans.
In addition, with the acquisition of Glocal, we acquired a defined benefit plan, which entitles an employee, who has rendered at least five years of continuous service, to receive one-half month’s salary for each year of completed service at the time of retirement/exit. As of March 31, 2022 and December 31, 2021, the unfunded status of the defined benefit plan was $3 thousand and $6 thousand, respectively. For the three months ended March 31, 2022 and 2021, the net periodic pension cost of the defined benefit plan was $0.2 million.

15.Related Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were none and approximately $0.1 million for the three months ended March 31, 2022 and 2021, respectively. There were no unpaid management fees at March 31, 2022 and December 31, 2021.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 8, Debt, for related party long-term debt.
See Note 18, Commitments and Contingencies, for leases with related parties.
The Company makes guaranteed payments to related parties. Guaranteed payments aggregated $1.4 million and none for the three months ended March 31, 2022 and 2021, respectively. These amounts are presented in cost of goods and services in the consolidated statement of operations. We had unpaid guaranteed payments of $0.1 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively, which is included in accrued liabilities on the consolidated balance sheet.

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
We evaluate performance based on several factors, of which Revenue, Gross Margin, Adjusted EBITDA, and Total Assets are the primary financial measures:
Revenue by segment consisted of the following:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Integrated Care Management	$2,612	$6,289
Virtual Care Infrastructure	15,630	590
Services	17,730	5,937
Total revenue	$35,972	$12,816

Gross margin by segment consisted of the following:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Integrated Care Management	$1,637	$5,219
Virtual Care Infrastructure	7,261	299
Services	6,406	1,412
Total gross margin	$15,304	$6,930

Total assets by segment consisted of the following:

In thousands	March 31, 2022	December 31, 2021
Integrated Care Management	$155,757	156,106
Virtual Care Infrastructure	210,962	217,668
Services	125,988	127,114
Corporate	56,029	68,419
Total assets	$548,736	$569,307

Total assets by geography consisted of the following:

In thousands	March 31, 2022	December 31, 2021
Americas	$469,861	481,705
Asia	78,875	87,602
Total assets	$548,736	$569,307

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

As of March 31, 2022 and December 31, 2021, capital lease asset and liabilities are as follows:

March 31, 2022
(In thousands)
Assets		Liabilities
Leased property under capital leases, less accumulated amortization	$5,973	Current: obligations under capital leases	$2,974
		Noncurrent: obligations under capital leases	2,902
		Total	$5,876

December 31, 2021
(In thousands)
Assets		Liabilities
Leased property under capital leases, less accumulated amortization	$5,013	Current: obligations under capital leases	$2,404
		Noncurrent: obligations under capital leases	2,644
		Total	$5,048

As of March 31, 2022 and December 31, 2021, future minimum lease payments under non-cancelable capital leases are as follows:

Year	Capital Lease Obligations
Remaining 2022	$2,507
2023	2,309
2024	1,381
2025	37
Less: Interest	(358)
$5,876

18. Commitments and Contingencies
Commitments
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through November 2026. The leases require monthly payments ranging from $3 thousand to $32 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $79 to $60 thousand. The leases expire at various dates through September 2046. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of March 31, 2022 and December 31, 2021.
Total rent expense under related party and third-party agreements was approximately $0.2 million and $1.2 million, respectively, for the three months ended March 31, 2022. Total rent expense under both related party and third-party agreements was approximately $0.6 million for the three months ended March 31, 2021.
Total sublease revenue under third-party agreements was approximately $0.2 million and zero for the three months ended March 31, 2022 and 2021, respectively.
During the three months ended September 30, 2021, we recorded lease abandonment expense of $0.9 million related to the cost to exist five office leases. During the three months ended March 31, 2022, we recorded additional lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office lease.
As of March 31, 2022, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)	Related Party	Third- Party	Sublease Income	Minimum Lease Payments, Net of Sublease Income
Remaining 2022	$599	$2,375	$(354)	$2,620
2023	814	2,609	(403)	3,020
2024	848	2,300	(408)	2,740
2025	855	1,539	(420)	1,974
2026	383	779	(433)	729
Thereafter	—	1,298	(72)	1,226
	$3,499	$10,900	$(2,090)	$12,309
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
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of March 31, 2022 and December 31, 2021, and is included in accrued expenses in the condensed consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
COVID-19
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally. On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, and on March 25, 2020, the U.S. government reached a stimulus package deal. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report, and likewise, the full impact of the pandemic on our consolidated financial condition, liquidity, and future results of operations is uncertain. Management is actively monitoring the impact of the global situation on our consolidated financial condition, liquidity, operations, vendors, industry, and workforce. Despite the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, we have not experienced any material impact on our consolidated results of operations, financial condition, or liquidity during the year ended December 31, 2021 or the three months ended March 31, 2022.
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

19. Subsequent Events
Management has determined that material events or transactions have occurred subsequent to the balance sheet date through May 23, 2022, other than those events noted below, that require disclosure in the condensed consolidated financial statements.
In April 2022, in accordance with the forward share purchase agreement (see Note 10, Capital Structure, for further information), KAF transferred the 1,700,000 shares of our common stock to us and we transferred to KAF the $18.5 million in cash previously held in escrow.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this report (this “Quarterly Report”) to “we,” “our,” “us,” “UpHealth” or the “Company” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 18, 2022 (our “Annual Report”) and in any more recent filings with the SEC. The company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
Completed Business Combinations
On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The operating results for BHS for the three months ended March 31, 2022 are included in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report.
On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The operating results for Thrasys for the three months ended March 31, 2022 and 2021, respectively, are included in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report.
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
Glocal is now a controlled (but not wholly owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. The fourth step concluded on August 27, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 94.81% of the outstanding equity of Glocal, and delivered $20.0 million in cash to the selling shareholders. UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Beginning March 26, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report.
On April 27, 2021, UpHealth Holdings acquired Innovations, which became a wholly-owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Subsequent to April 27, 2021, the results of operations of Innovations are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report.
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
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly-owned subsidiary, in an exchange of cash, notes, and shares of UpHealth common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owns a majority of the voting power of the combined company, UpHealth Holdings will comprise 75% of the ongoing operations of the combined entity, UpHealth Holdings will control a majority of the governing body of the combined company, and UpHealth Holdings’ senior management will comprise most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth, Inc. condensed consolidated financial statements provided with this Quarterly Report.
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

General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services, S&M expenses and R&D expenses.
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
Cost of Goods and Services
Cost of goods and services consists primarily of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.
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
Cloudbreak’s core offering, known as Martti™, is a video remote interpreting solution that puts qualified and certified medical interpreters at the fingertips of clinical care teams nationwide through Cloudbreak’s proprietary software platform. Having one of the largest installed bases of video endpoints in the nation, Cloudbreak has expanded its operations to include other telemedicine use cases as well, including tele-stroke, tele-psychiatry, tele-urology, and tele-quarantine, among others, all over the same infrastructure. Cloudbreak has also recently launched a home health virtual visit platform enabling its healthcare system partners to see their patients remotely on any device, at anytime, anywhere the patient may be, and in any language they may speak. Cloudbreak’s client base spans the entire healthcare continuum including hospitals and health systems, Federally Qualified Healthcare Clinics, urgent care centers, stand-alone clinics and medical practices, employers, and schools.
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
Cost of Goods and Services
Cost of goods and services primarily consists of costs related to supporting and hosting Cloudbreak’s product offerings and delivering services, and include the cost of maintaining Cloudbreak’s data centers, customer support team, and Cloudbreak’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized internal-use software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs.
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
Services Segment - Innovations, TTC and BHS
Innovations Overview
Innovations is the parent company of the following wholly-owned operating subsidiaries: MedQuest Pharmacy, Inc. (“MedQuest Pharmacy”), WorldLink Medical, Inc (“WorldLink Medical”), Medical Horizons, Inc. (“Medical Horizons”), and Pinnacle Labs, Inc. (doing business as MedQuest Testing Services (“MTS”)).
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
Cost of Goods and Services
Cost of goods and services primarily consists of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. MedQuest Pharmacy purchases these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. MedQuest Pharmacy is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.
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

TTC Overview
TTC provides inpatient and outpatient mental health and substance abuse treatment services for individuals with behavioral health issues, including post-traumatic stress disorder and drug and alcohol addiction. TTC offers a complete continuum of care from its detoxification services, residential care, partial hospitalization programs, and intensive outpatient, and outpatient programs. During the COVID-19 pandemic, outpatient programs have been virtual for a majority of visits.

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
Cost of Goods and Services
Cost of goods and services consists primarily of the costs of operating the facilities, professional/doctor fees, and an allocation of information technology and depreciation costs.
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
Cost of Goods and Services
Cost of goods and services consists primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to BHS’ healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. BHS has adopted an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. BHS primarily purchases pharmaceutical medications through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.
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
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

•Business combinations;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on April 18, 2022, that have had a significant impact on our condensed consolidated financial statements and related notes.

UpHealth, Inc. Consolidated Results of Operations
Operating Results
As of March 31, 2022 and for the three months then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak. As of March 31, 2021 and for the three months then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings and its subsidiaries Thrasys and BHS, and (2) the results of operations for its subsidiaries TTC and Glocal subsequent to their acquisitions on January 25, 2021 and March 26, 2021, respectively.

The following table sets forth the consolidated results of operations of UpHealth:

(Unaudited, in thousands)	Three Months Ended March 31,
	2022	2021	$ Change	% Change
Revenue:
Services	$25,686	$8,138	$17,548	216%
Licenses and subscriptions	1,781	3,658	(1,877)	(51)%
Products	8,505	1,020	7,485	734%
Total revenue	35,972	12,816	23,156	181%
Cost of goods and services:
Services	14,445	4,473	9,972	223%
License and subscriptions	233	497	(264)	(53)%
Products	5,990	916	5,074	554%
Total cost of goods and services	20,668	5,886	14,782	251%
Gross margin	15,304	6,930	8,374	121%
Operating expenses:
Sales and marketing	2,726	885	1,841	208%
Research and development	1,587	1,570	17	1%
General and administrative	13,659	3,723	9,936	267%
Depreciation and amortization	5,236	904	4,332	479%
Stock-based compensation	1,374	—	1,374	—%
Lease abandonment expenses	75	—	75	—%
Goodwill and intangible asset impairment	6,174	—	6,174	—%
Acquisition, integration, and transformation costs	2,384	2,686	(302)	(11)%
Total operating expenses	33,215	9,768	23,447	240%
Loss from operations	(17,911)	(2,838)	(15,073)	531%
Other income (expense):
Interest expense	(6,995)	(711)	(6,284)	884%
Gain on consolidation of equity method investment	—	640	(640)	(100)%
Gain on fair value of derivative liability	4,829	—	4,829	—%
Gain on fair value of warrant liabilities	95	—	95	—%
Other income (expense), net, including interest income	(16)	37	(53)	(143)%
Total other expense	(2,087)	(34)	(2,053)	6,038%
Loss before income tax benefit	(19,998)	(2,872)	(17,126)	596%
Income tax benefit	2,293	406	1,887	465%
Net loss before loss from equity method investment	(17,705)	(2,466)	(15,239)	618%
Loss from equity method investment	—	(561)	561	(100)%
Net loss	(17,705)	(3,027)	(14,678)	485%
Less: net income (loss) attributable to noncontrolling interests	(260)	(78)	(182)	233%
Net loss attributable to UpHealth, Inc.	$(17,445)	$(2,949)	$(14,496)	492%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	Three Months Ended March 31,
	2022	2021
Revenue:
Services	71%	63%
Licenses and subscriptions	5%	29%
Products	24%	8%
Total revenue	100%	100%
Cost of goods and services:
Services	40%	35%
License and subscriptions	1%	4%
Products	17%	7%
Total cost of goods and services	58%	46%
Gross margin	43%	54%
Operating expenses:
Sales and marketing	8%	7%
Research and development	4%	12%
General and administrative	38%	29%
Depreciation and amortization	15%	7%
Stock-based compensation	4%	—%
Lease abandonment expenses	—%	—%
Goodwill and intangible asset impairment	17%	—%
Acquisition, integration, and transformation costs	7%	21%
Total operating expenses	92%	76%
Loss from operations	(50)%	(22)%
Other income (expense):
Interest expense	(19)%	(6)%
Gain on consolidation of equity method investment	—%	5%
Gain on fair value of derivative liability	13%	—%
Gain on fair value of warrant liabilities	—%	—%
Other income (expense), net, including interest income	—%	—%
Total other expense	(6)%	—%
Loss before income tax benefit	(56)%	(22)%
Income tax benefit	6%	3%
Net loss before loss from equity method investment	(49)%	(19)%
Loss from equity method investment	—%	(4)%
Net loss	(49)%	(24)%
Less: net income (loss) attributable to noncontrolling interests	(1)%	(1)%
Net loss attributable to UpHealth, Inc.	(48)%	(23)%
Due to the timing of UpHealth’s acquisitions of TTC, Glocal, Innovations, and Cloudbreak, the numbers presented above are not directly comparable between periods.
Three months ended March 31, 2022 and 2021
Revenue
In the three months ended March 31, 2022, revenue was $36.0 million, comprised of $25.7 million of services revenue, $1.8 million of licenses and subscriptions revenue, and $8.5 million of products revenue. There was $12.8 million revenue in the three months ended March 31, 2021. The increase in revenue in the three months ended March 31, 2022 was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
We expect revenue to increase in fiscal 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect revenue to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments.

Cost of Goods and Services

In the three months ended March 31, 2022, cost of goods and services was $20.7 million, primarily consisting of $14.4 million of costs of services, $0.2 million of costs of licenses and subscriptions, and $6.0 million of costs of products. There was $5.9 million cost of goods and services in the three months ended March 31, 2021. The increase in cost of goods sold in the three months ended March 31, 2022 was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
We expect cost of goods and services to increase in fiscal 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect cost of goods and services to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of goods and services may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the three months ended March 31, 2022, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $2.7 million, compared to $0.9 million in the three months ended March 31, 2021. The increase in S&M expenses was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
We expect S&M expenses to increase in fiscal 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect our S&M expenses to increase for the foreseeable future as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the three months ended March 31, 2022, research and development expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the Thrasys’ software development teams, were $1.6 million compared to $1.6 million in the three months ended March 31, 2021.
We expect our R&D expenses to increase in fiscal 2022, and for the foreseeable future, as we continue to invest in the development and integration of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.
General and Administrative. In the three months ended March 31, 2022, G&A expenses were $13.7 million, which primarily consisted of compensation and benefits expense and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses. In the three months ended March 31, 2021, G&A expenses were $3.7 million, consisting of deferred compensation and benefits expense. The increase in G&A expenses was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
We expect G&A expenses to increase in fiscal 2022 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business. Our general and administrative expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our general and administrative expenses.
Depreciation and Amortization. In the three months ended March 31, 2022, depreciation and amortization expenses were $5.2 million, primarily consisting of $5.1 million of amortization of intangible assets related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak, and $0.1 million of depreciation related to property, plant and equipment, net of allocations to cost of goods and services. In the three months ended March 31, 2021 depreciation and amortization expenses were $0.9 million. The increase in depreciation and amortization expenses was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
We expect depreciation and amortization expenses to increase in fiscal 2022 due to a full year of amortization of intangibles assets and depreciation of property, plan, and equipment related to TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.

Stock-Based Compensation. In the three months ended March 31, 2022, stock-based compensation expenses were $1.4 million related to grants under equity plans. There were no stock-based compensation expenses in the three months ended March 31, 2021.
Lease Abandonment Expenses. In the three months ended March 31, 2022, we recorded a lease abandonment accrual in the amount of $0.1 million related to office spaces we vacated during the period. There were no lease abandonment expenses in the three months ended March 31, 2021.
Goodwill and Intangible Asset Impairment. In the three months ended March 31, 2022, we recorded a goodwill and intangible asset impairment of $6.2 million, primarily consisting of a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC.
Acquisition, Integration and Transformation Costs. In the three months ended March 31, 2022, acquisition, integration and transformation costs were $2.4 million, primarily consisting of consulting and severance costs incurred to integrate and transform the businesses. In the three months ended March 31, 2021, acquisition, integration and transformation costs were $2.7 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations, and Cloudbreak and UpHealth Holding's merger with UpHealth. While we do not expect to incur additional acquisition costs in fiscal 2022, we will incur additional integration and transformation costs in fiscal 2022, and for the foreseeable future.
Other Income (Expense)
In the three months ended March 31, 2022, other income (expense) was $(2.1) million, primarily consisting of $7.0 million of interest expense and $(16) thousand of other income, net, partially offset by a $4.8 million of gain on fair value of derivative liability and a $0.1 million gain on fair value of warrant liabilities. In the three months ended March 31, 2021, other income (expense) was $(34) thousand.
Income Tax Benefit
In the three months ended March 31, 2022, the income tax benefit was $2.3 million. In the three months ended March 31, 2021, the income tax benefit was $0.4 million, this difference is caused by the change in pretax book income.
Income tax benefit reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements.
Segment Information
We evaluate performance based on several factors, of which revenue and gross margin by operating segment are the primary financial measures.
Revenue
Revenue by segment consisted of the following:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Integrated Care Management	$2,612	$6,289
Virtual Care Infrastructure	15,630	590
Services	17,730	5,937
Total revenue	$35,972	$12,816
Three Months Ended March 31, 2022. Revenue from the integrated care management segment consisted of $0.8 million of services revenue and $1.8 million of licenses and subscriptions revenue. Revenue from the virtual care infrastructure segment consisted of $15.4 million of services revenue and $0.2 million of products revenue. Revenue from the services segment consisted of $8.3 million of products revenue and $9.4 million of services revenue.
Three Months Ended March 31, 2021.
Revenue from the integrated care management segment consisted of $2.6 million of services revenue and $3.7 million of licenses and subscriptions revenue. Revenue from the virtual care infrastructure segment consisted of $0.6 million of services revenue. Revenue from the services segment consisted of $4.9 million of products revenue and $1.0 million of services revenue.

The increase in revenue in the three months ended March 31, 2022 was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
Gross margin
Gross margin by segment consisted of the following:

In thousands	Three Months Ended March 31, 2022	Three Months Ended March 31, 2022
Integrated Care Management	$1,637	$5,219
Virtual Care Infrastructure	7,261	299
Services	6,406	1,412
Total gross margin	$15,304	$6,930
Three Months Ended March 31, 2022. Gross margin from the integrated care management segment consisted of $0.1 million from services and $1.5 million from licenses and subscriptions. Gross margin from the virtual care infrastructure segment consisted of $7.2 million from services and $0.1 million from products. Gross margin from the services segment consisted of $2.4 million from products and $4.0 million from services.
Three Months Ended March 31, 2021. Gross margin from the integrated care management segment consisted of $2.1 million from services and $3.2 million from licenses and subscriptions. Gross margin from the virtual care infrastructure segment consisted of $0.3 million from services. Gross margin from the services segment consisted of $1.3 million from products and $0.1 million from services.
The increase in gross margin in the three months ended March 31, 2022 was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as a full period of operations for TTC and Glocal, which were acquired on January 25, 2021 and March 26, 2021, respectively, compared to a partial period for the three months ended March 31, 2021.
Liquidity and Capital Resources
As of March 31, 2022 and December 31, 2021, UpHealth, Inc. had free cash on hand of $52.0 million and $58.2 million, respectively, and restricted cash of $18.6 million and $18.6 million, respectively. As of both March 31, 2022 and December 31, 2021, $18.1 million of restricted cash represented funds held in an escrow account, as agreed in our Forward Share Purchase Agreement (see Note 10, Capital Structure, for further information) and $0.5 million represented funds held at our Glocal business.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize cash flows for the three months ended March 31, 2022 and 2021 (unaudited):

	Three Months Ended March 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(3,071)	$(4,502)
Net cash (used in) provided by investing activities	(1,663)	2,718
Net cash (used in) provided by financing activities	(1,019)	4,216
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(394)	(22)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(6,147)	2,410
As UpHealth Holdings effectively began operations on January 1, 2020 and operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the three months ended March 31, 2022, cash used in operating activities was $3.1 million, primarily attributed to the net loss of $17.7 million and gain on fair value of derivatives, gain on fair value of warrants, partially offset by $9.4 million of non-cash items (impairments, depreciation, intangible amortization, debt issuance cost amortization and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $5.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to a decrease in accounts receivable of $3.5 million due to net collections of receivables and an increase in accounts payable and accrued expenses of $3.1 million due to delayed payments to vendors. In the three months ended March 31, 2021, cash used in operating activities was $4.5 million, primarily attributed to the net loss of $3.0 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $2.2 million, partially offset by $0.7 million of non-cash items.
In the three months ended March 31, 2022, cash used in investing activities was $1.7 million, primarily consisting of purchases of property and equipment. In the three months ended March 31, 2021, cash provided by investing activities was $2.7 million, primarily consisting of net cash acquired in acquisition of businesses.
In the three months ended March 31, 2022, cash used in financing activities was $1.0 million, primarily consisting of payments of capital lease obligations of $0.8 million and repayments of debt of $0.2 million. In the three months ended March 31, 2021, cash provided by financing activities was $4.2 million, primarily consisting of proceeds from convertible debt of $4.5 million and proceeds from Provider Relief Funds of $0.5 million, partially offset by repayments of debt of $0.7 million.

Long-Term Debt
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our long-term debt.
Contractual Obligations and Commitments
See Note 18, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
As of March 31, 2022, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for the recently issued accounting standards that could have an effect on us.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
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

Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of March 31, 2022, because of the material weaknesses in our internal control over financial reporting described below.
Our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of March 31, 2022 due to the following material weaknesses:

•Lack of appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the condensed consolidated financial statements;
•Lack of appropriately designed information technology general controls in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process; and
•Lack of appropriately designed and implemented controls over the following:
◦    Recording of revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers at certain subsidiaries. Specifically, we had errors in our revenue recognition pertaining to the determination of whether a contract exists, the identification of performance obligations, and the timing and amount of revenue to be recognized;
◦    Completeness of accruals in the purchase to disbursement process and the payroll process at certain subsidiaries;
◦    Segregation of duties and monitoring controls over the treasury cycle at certain subsidiaries;
◦    Financial statement close process at certain subsidiaries to ensure the consistent execution, accuracy, and timely review of account reconciliations; and
◦    Financial statement preparation process that involves the use of a spreadsheet and manually consolidating all subsidiaries.
No misstatements have been identified in the condensed consolidated financial statements as a result of these material weaknesses.

Changes in Internal Control Over Financial Reporting

As of March 31, 2022, we are engaged in the process of the design and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combinations. There have been no changes in the internal control over financial reporting of UpHealth that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation of the Material Weaknesses

During the year ended December 31, 2021, we began remediation efforts to address the material weaknesses identified, including enhancing our internal and external technical accounting resource and engaging third party consultants for the formalization of our internal procedures, Section 404 of the Sarbanes-Oxley Act implementation, and a new Enterprise Resource Planning system. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our objective is to complete remediation efforts by the end of 2022.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Our material legal proceedings are described in the Notes to Consolidated Financial Statements in Note 18, Commitments and Contingencies.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report on Form 10-K that was filed with the SEC on April 18, 2022 with the following risk factors. Any of these factors disclosed in our Annual Report on Form 10‑K or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

It remains unclear how the ongoing coronavirus (COVID-19) pandemic may impact our business, financial condition, results of operations and growth.

In March 2020, the World Health Organization declared COVID-19 a global pandemic. This contagious outbreak, which has continued to spread, and the related adverse public health developments, including orders to shelter-in-place, travel restrictions and mandated business closures, have adversely affected workforces, organizations, customers, economies and financial markets globally, initially leading to an economic downturn, followed by supply chain disruptions and inflationary pressures and increased market volatility. The continued duration and severity of this pandemic remains unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control, making it difficult for us to accurately predict the duration or magnitude of the adverse results of the outbreak and its effects on our business, results of operations or financial condition at this time, but such effects may be material.

Continued shelter-in-place, quarantine, hospital requisitions, or related measures to combat the spread of COVID-19 or any variants thereof, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, could harm our results of operations and revenue, business and financial condition. These measures and practices have resulted in temporary and permanent closures of some of our offices, and the offices and practices of our customers, and may also result in delays in entry into new markets and expansion in existing markets. In addition, customers who utilize our services or products in connection with in-office healthcare procedures, as well as our businesses that provide in-office healthcare procedures, may experience a loss in revenue associated with such measures and practices, potentially negatively impacting their ability or willingness to pay us. In addition, due to the shelter-in-place orders across the globe, several of our businesses have implemented work-from-home policies for many employees which may impact productivity and disrupt our business operations. Generally, we have seen our businesses rebound from an initial negative impact at the start of the pandemic. However, given the unpredictable nature of the COVID-19 pandemic, we may in the future experience additional negative impacts on our operations, revenues, expenses, collectability of accounts receivables and other money owed, capital expenditures, liquidity and overall financial condition by disrupting or delaying delivery of materials and products in the supply chain for our offices, causing staffing shortages, or increasing capital expenditures due to the need to buy incremental hardware.

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

Unstable market and economic conditions may have series adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could be also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or scale back on our growth plans. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, of any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

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
•political, economic and social instability, including recessions, inflation, interest rates, fuel prices, international currency fluctuations, acts of war (such as the recent Russian invasion of Ukraine), terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and
•changes in business or macroeconomic conditions.

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

The prior operations of our subsidiary companies consumed substantial amounts of cash since their respective inceptions. We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the three months ended March 31, 2022 and 2021, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $3.1 million and $4.5 million, respectively.

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

In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million. In the three months ended March 31, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired. In addition, in the three months ended March 31, 2022, we impaired intangible assets in the amount of $0.7 million.

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

Although the Company conducted due diligence on UpHealth Holdings and Cloudbreak in connection with the Business Combinations, the Company cannot assure you that this diligence revealed all material issues that may be present in UpHealth Holdings’ or Cloudbreak’s business, as applicable, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s, UpHealth Holdings’ and Cloudbreak’s control will not later arise. As a result, the Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even if the Company’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. During the fourth quarter of 2021, we recorded a goodwill impairment in the amount of $297.9 million, and in the three months ended March 31, 2022, we recorded a goodwill impairment related to measurement period adjustments in the amount of $5.5 million, as well as an intangible asset impairment in the amount of $0.7 million. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

There can be no assurance that UpHealth will be able to comply with the continued listing standards of the NYSE.

UpHealth’s Common Stock and warrants are listed on the NYSE under the symbols “UPH” and “UPH.WS.” respectively. If the NYSE delists UpHealth’s shares from trading on its exchange for failure to meet the listing standards, UpHealth and its stockholders could face significant material adverse consequences including:

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

We have approximately 143,840,305 shares of Common Stock outstanding at May 20, 2022. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of Common Stock issued as merger consideration, and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the expiration of any applicable lockup period (with regard to the merger consideration and the shares held by officers, directors and other affiliates) or the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 will also become available for the resale of shares of our Common Stock that are not registered for resale once one year has elapsed from June 14, 2021, which is the date that we filed the Current Report on Form 8-K following the closing of the Business Combinations that included the required Form 10 information that reflected that we are no longer a shell company. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

10.1**
Amendment No. 2 to Forward Share Purchase Agreement, dated January 7, 2022, by and between UpHealth, Inc. (formerly known as GigCapital2, Inc.) and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K, filed with the SEC on January 11, 2022).

10.2#**
Separation Agreement and Release, dated January 10, 2022, by and between UpHealth, Inc. and Al Gatmaitan (included as Exhibit 10.1 to UpHealth, Inc.’s Form 8-K, filed with the SEC on January 12, 2022).

10.3†**
McKinsey Project Commercial Agreement, dated March 15, 2022, by and between UpHealth, Inc. and its affiliates and McKinsey & Company, Inc. United States and its affiliates (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on March 16, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Previously filed.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 23, 2022.

UPHEALTH, INC.

By:	/s/ Dr. Ramesh Balakrishnan
Name:	Dr. Ramesh Balakrishnan
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)