Form 10-Q
period 2022-06-30
UpHealth, Inc.
filed 2022-08-15
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38924

UpHealth, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida
(Address of principal executive offices)		(Zip Code)
(312) 618-1322
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH.BC	New York Stock Exchange
Redeemable Warrants, exercisable for one share of Common Stock at an exercise price of $11.50 per share	UPH.WS.BC	New York Stock Exchange
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

As of August 14, 2022, the registrant had 147,215,675 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$40,629	$58,192
Restricted cash	508	18,609
Accounts receivable, net	28,658	22,761
Inventories	2,966	2,928
Due from related parties	31	40
Prepaid expenses and other current assets	3,785	4,217
Total current assets	76,577	106,747
Property and equipment, net	46,126	56,072
Intangible assets, net	110,563	115,313
Goodwill	284,177	284,268
Other assets	2,768	6,907
Total assets	$520,211	$569,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$18,160	$13,604
Accrued expenses	40,065	36,084
Deferred revenue	6,452	2,649
Due to related party	458	47
Income taxes payable	2,731	739
Related-party long-term debt, current	466	657
Long-term debt, current	18,827	22,093
Forward share purchase liability	—	18,051
Other current liabilities	3,069	2,780
Total current liabilities	90,228	96,704
Related-party long-term debt, noncurrent	336	331
Long-term debt, noncurrent	105,243	98,417
Deferred tax liabilities	19,181	28,281
Warrant liabilities, noncurrent	61	252
Derivative liability, noncurrent	1,307	7,977
Other long-term liabilities	2,971	3,502
Total liabilities	219,327	235,464
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock	15	14
Additional paid-in capital	683,697	665,461
Treasury stock, at cost	(17,000)	—
Accumulated deficit	(373,092)	(343,209)
Accumulated other comprehensive loss	(7,659)	(3,802)
Total UpHealth, Inc., stockholders’ equity	285,961	318,464
Noncontrolling interests	14,923	15,379
Total stockholders’ equity	300,884	333,843
Total liabilities and stockholders’ equity	$520,211	$569,307
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Services	$28,096	$15,448	$53,782	$23,586
Licenses and subscriptions	6,812	9,145	8,593	12,803
Products	8,760	7,289	17,265	8,309
Total revenue	43,668	31,882	79,640	44,698
Cost of goods and services:
Services	14,762	9,590	29,207	14,063
License and subscriptions	217	6,173	450	6,670
Products	6,296	4,727	12,286	5,643
Total cost of goods and services	21,275	20,490	41,943	26,376
Gross margin	22,393	11,392	37,697	18,322
Operating expenses:
Sales and marketing	3,486	1,695	6,212	2,580
Research and development	1,782	2,273	3,369	3,843
General and administrative	14,632	7,306	28,291	11,029
Depreciation and amortization	4,700	2,966	9,936	3,870
Stock-based compensation	1,088	—	2,462	—
Lease abandonment expenses	—	—	75	—
Goodwill and intangible asset impairment	—	—	6,174	—
Acquisition, integration, and transformation costs	6,749	32,653	9,133	35,339
Total operating expenses	32,437	46,893	65,652	56,661
Loss from operations	(10,044)	(35,501)	(27,955)	(38,339)
Other income (expense):
Interest expense	(6,603)	(4,904)	(13,598)	(5,615)
Gain on consolidation of equity method investment	—	—	—	640
Gain on fair value of derivative liability	1,841	—	6,670	—
Gain on fair value of warrant liabilities	95	1,075	190	1,075
Gain on extinguishment of debt	—	151	—	151
Other income (expense), net, including interest income	14	(256)	(2)	(219)
Total other expense	(4,653)	(3,934)	(6,740)	(3,968)
Loss before income tax benefit	(14,697)	(39,435)	(34,695)	(42,307)
Income tax benefit	2,232	6,646	4,525	7,052
Net loss before loss from equity method investment	(12,465)	(32,789)	(30,170)	(35,255)
Loss from equity method investment	—	—	—	(561)
Net loss	(12,465)	(32,789)	(30,170)	(35,816)
Less: net loss attributable to noncontrolling interests	(27)	(6)	(287)	(84)
Net loss attributable to UpHealth, Inc.	$(12,438)	$(32,783)	$(29,883)	$(35,732)
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.09)	$(0.35)	$(0.21)	$(0.43)
Diluted	$(0.09)	$(0.35)	$(0.21)	$(0.43)
Weighted average shares outstanding:
Basic	144,624	94,170	144,581	83,585
Diluted	144,624	94,170	144,581	83,585
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss	$(12,465)	$(32,789)	$(30,170)	$(35,816)
Foreign currency translation adjustments, net of tax	(2,480)	(2,319)	(3,857)	(3,478)
Comprehensive loss	(14,945)	(35,108)	(34,027)	(39,294)
Less: comprehensive loss attributable to noncontrolling interests	(27)	(6)	(287)	(84)
Comprehensive loss attributable to UpHealth, Inc.	$(14,918)	$(35,102)	$(33,740)	$(39,210)
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2021	144,279	$14	$665,461	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes	372	—	(67)	—	—	—	—	(67)	—	(67)
Stock-based compensation	—	—	1,374	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)		(1,377)
Balance at March 31, 2022	144,651	$14	$666,768	—	$—	$(360,654)	$(5,179)	$300,949	$15,119	$316,068
Equity award activity, net of shares withheld for taxes	3,901	1	(1,159)	—	—	—	—	(1,158)	—	(1,158)
Stock-based compensation	—	—	1,088	—	—	—	—	1,088	—	1,088
Common stock repurchased in connection with forward share purchase agreement	(1,700)	—	17,000	1,700	(17,000)	—	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(139)	(139)
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(12,438)	—	(12,438)	(27)	(12,465)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,480)	(2,480)	—	(2,480)
Balance at Balance at June 30, 2022	146,852	$15	$683,697	1,700	$(17,000)	$(373,092)	$(7,659)	$285,961	$14,923	$300,884

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2020(1)	70,021	$7	$222,900	—	$—	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock to consummate business combinations(1)	8,749	1	87,408	—	—	—	—	87,409	17,389	104,798
Net loss	—	—	—	—	—	(2,949)	—	(2,949)	(78)	(3,027)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,159)	(1,159)	—	(1,159)
Balance at March 31, 2021(1)	78,771	$8	$310,308	—	$—	$(5,135)	$(1,159)	$304,022	$17,311	$321,333
Issuance of common stock to consummate business combinations	26,162	3	243,584	—	—	—	—	243,587	(2,239)	241,348
Merger recapitalization	9,471	1	54,604	—	—	—	—	54,605	—	54,605
PIPE common stock issuance	3,000	—	27,079	—	—	—	—	27,079	—	27,079
Forward share repurchase agreement	—	—	(17,000)	—	—	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion	200	—	1,879	—	—	—	—	1,879	—	1,879
Net loss	—	—	—	—	—	(32,783)	—	(32,783)	(6)	(32,789)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,319)	(2,319)	—	(2,319)
Balance at June 30, 2021(1)	117,605	$12	$620,455	—	$—	$(37,918)	$(3,478)	$579,071	$15,066	$594,137
(1)Amounts as of March 31, 2021 and before that date differ from those published in prior consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combinations (as defined below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Business Combinations are computed on the basis of the number of common shares of UpHealth Holdings (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement (1.00 UpHealth Holdings shares converted to 10.28 GigCapital2 shares). Common stock and additional paid-in capital were adjusted accordingly.
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net loss	$(30,170)	$(35,816)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,725	4,353
Amortization of debt issuance costs and discount on convertible debt	6,969	1,913
Stock-based compensation	2,462	—
Provision for bad debt expense	(37)	—
Impairment of property, plant and equipment, intangible assets and goodwill	5,459	—
Gain on extinguishment of debt	—	(151)
Loss from equity method investment	—	561
Gain on consolidation of equity method investment	—	(640)
Gain on fair value of warrant liabilities	(190)	(1,075)
Gain on fair value of derivative liability	(6,670)	—
Loss on disposal of property and equipment	—	78
Deferred income taxes	(4,596)	(7,262)
Other	—	(271)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(6,151)	(21,000)
Inventories	(55)	(80)
Prepaid expenses and other current assets	540	5
Accounts payable and accrued expenses	7,913	15,573
Income taxes payable	264	200
Deferred revenue	3,838	5,877
Proceeds from Provider Relief Funds	—	506
Due to related parties	170	28
Other current liabilities	(312)	(27)
Net cash used in operating activities	(7,841)	(37,228)
Investing activities:
Purchases of property and equipment	(3,783)	(669)
Due to related parties	—	265
Net cash acquired in acquisition of businesses	—	4,263
Net cash (used in) provided by investing activities	(3,783)	3,859
Financing activities:
Proceeds from merger and recapitalization transaction	—	83,435
Proceeds from convertible debt	—	164,500
Repayments of debt	(3,234)	(17,333)
Payments of debt issuance costs	—	(8,100)
Repayment of forward share purchase	(18,521)	—
Repayments of seller notes	—	(88,056)
Payments of capital lease obligations	(1,619)	(275)
Payments for taxes related to net settlement of equity awards	(67)	—
Distribution to noncontrolling interest	(139)	(100)
Payments of amount due to member	—	(4,270)
Net cash (used in) provided by financing activities	(23,580)	129,801
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	(99)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(35,664)	96,333
Cash, cash equivalents, and restricted cash, beginning of period	76,801	2,369
Cash, cash equivalents, and restricted cash, end of period	$41,137	$98,702
Supplemental cash flow information:
Cash paid for interest	$5,269	$233
Cash paid for income taxes	$521	$—
Non-cash investing and financing activity:
Property, plant and equipment reclassed from other assets	$3,751	$—
Property and equipment acquired through capital lease and vendor financing arrangements	$1,628	$—
FIN 48 liability reclassed from deferred tax liabilities	$1,750	$—
Unremitted taxes related to net settlement of equity awards	$1,158
Issuance of common stock for debt conversion	$—	$1,879
Issuance of common stock and promissory note to consummate TTC business combination	$—	$43,306
Issuance of common stock and promissory note to consummate Glocal business combination	$—	$110,421
Issuance of common stock and promissory note to consummate Innovations Group business combination	$—	$160,378
Issuance of common stock and promissory note to consummate Cloudbreak business combination	$—	$106,284
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$40,629	$98,116
Restricted cash	508	586
Total cash, cash equivalents, and restricted cash	$41,137	$98,702
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in dollars, unaudited)

1.Organization and Business
UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” “UpHealth,” or the “Company”) is the parent company of both UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”).

GigCapital2, Inc. (“GigCapital2”), the Company’s predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s business combinations (the “Business Combinations”) were consummated on June 9, 2021, and in connection with the business combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”
Our public units began trading on the NYSE under the symbol “GIX.U” on June 5, 2019. On June 26, 2019, we announced that the holders of our units may elect to separately trade the securities underlying such units. On July 1, 2019, the shares, warrants, and rights began trading on the NYSE under the symbols “GIX”, “GIX.WS,” and “GIX.RT,” respectively. On June 9, 2021, upon the completion of the Business Combinations, our units separated into their underlying shares of common stock, warrants, and rights (and the rights were converted into shares of common stock). Our units and rights ceased to trade, and our common stock and warrants now trade under the symbols “UPH.BC” and “UPH.WS.BC,” respectively.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited condensed consolidated financial statements of UpHealth have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. The condensed consolidated balance sheets as of December 31, 2021 have been derived from our audited financial statements as of that date, but does not include all of the information and footnotes required by GAAP for complete financial statements.
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
Certain amounts included in the prior quarter’s condensed consolidated financial statements have been reclassified to conform to the current quarter’s presentation.

Use of Estimates
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
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 842”). Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Under the new guidance, lessor accounting is largely unchanged. This ASU will be effective for us for the fiscal year beginning on January 1, 2022, and the interim periods within the fiscal year beginning on January 1, 2023, using the modified retrospective approach. We anticipate that most of our operating leases will result in the recognition of additional assets and the corresponding liabilities on our condensed consolidated balance sheets. The actual impact will depend on our lease portfolio at the time of adoption. We continue to assess all implications of the standard and related financial disclosures.
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

3.Business Combinations
Measurement Period
We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact. We finalized the valuations and completed the purchase price allocations for Thrasys, BHS, TTC, and Innovations Group during the three months ended December 31, 2021. We finalized the valuation and completed the purchase price allocation for Glocal during the three months ended March 31, 2022, and finalized the valuation and completed the purchase price allocation for Cloudbreak during the three months ended June 30, 2022.

Acquisition of TTC
The following table sets forth the allocation of the purchase price to TTC’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of January 25, 2022.

(In thousands)	As of June 30, 2022	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,311	$(462)	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	58,354	780	57,574
Total assets acquired	61,789	318	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,216	(1,284)	12,500
Deferred tax liabilities	446	(28)	474
Total liabilities assumed	17,089	1,495	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
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

(In thousands)	As of June 30, 2022	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$1,350	$(5,111)	$6,461
Inventories	325	—	325
Identifiable intangible assets	45,289	7,250	38,039
Property, equipment, and work in progress	26,767	(13,959)	40,726
Other current assets, including short term advances	15	(1,965)	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	121,913	30,042	91,871
Total assets acquired	196,168	16,257	179,911
Accounts payable	579	—	579
Accrued expenses and other current liabilities	9,692	1,421	8,271
Income tax liability	2,420	2,420	—
Deferred tax liability	8,649	8,649	—
Debt	19,937	(2,275)	22,212
Noncontrolling interest	29,278	11,889	17,389
Total liabilities assumed and noncontrolling interest	70,555	22,104	48,451
Net assets acquired	$125,613	$(5,847)	$131,460

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
Acquisition of Innovations Group
The following table sets forth the allocation of the purchase price to Innovation’s identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is complete, as the measurement period ended as of April 27, 2022.

(In thousands)	As of June 30, 2022	Measurement Period Adjustments	As of April 27, 2021
Accounts receivable	$47	$—	$47
Inventories	2,693	—	2,693
Prepaid expenses and other	530	—	530
Identifiable intangible assets	29,115	790	28,325
Property and equipment	3,642	(4,295)	7,937
Other assets	—	(22)	22
Goodwill	143,654	(76)	143,730
Total assets acquired	179,681	(3,603)	183,284
Accounts payable	472	—	472
Accrued expenses and other current liabilities	772	(8)	780
Deferred revenue	302	—	302
Deferred tax liability	8,017	180	7,837
Debt	—	(4,069)	4,069
Noncontrolling interests	—	—	—
Total liabilities assumed and noncontrolling interest	9,563	(3,897)	13,460
Net assets acquired	$170,118	$294	$169,824
During the three months ended September 30, 2021, Innovations Group recorded noncontrolling interests related to a VIE as of the acquisition date in the amount of $0.5 million, with an offsetting increase in goodwill. During the three months ended December 31, 2021, Innovations Group determined that the VIE should not be consolidated since it no longer had a variable interest in the VIE, and recorded a $4.3 million decrease to property and equipment, a $22 thousand decrease to other assets, an $8 thousand decrease to accrued expenses and other current liabilities and a $4.1 million decrease to debt, with no change to goodwill. In addition, during the three months ended December 31, 2021, Innovations Group recorded a lease intangible of $0.8 million, with an offsetting decrease in goodwill, as well as a $0.2 million increase in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill.
The acquired intangible assets from Innovations Group and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Trade names	$10,925	10
Definite-lived intangible assets—Technology and intellectual property	8,075	5 - 7
Definite-lived intangible assets—Customer relationships	9,325	10
Definite-lived intangible assets—Lease	$790	4.8
Total fair value of identifiable intangible assets	$29,115
Acquisition of Cloudbreak
The following table sets forth the allocation of the purchase price to Cloudbreak’s identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is complete, as the measurement period ended as of June 9, 2022.

(In thousands)	As of June 30, 2022	Measurement Period Adjustments	As of June 9, 2021
Accounts receivable	$5,551	$741	$4,810
Prepaid expenses and other	921	—	921
Identifiable intangible assets	32,475	—	32,475
Property and equipment	7,065	183	6,882
Other assets	631	(411)	1,042
Goodwill	107,219	(3,749)	110,968
Total assets acquired	153,862	(3,236)	157,098
Accounts payable	2,518	—	2,518
Accrued expenses and other current liabilities	1,267	362	905
Deferred revenue	15	—	15
Deferred tax liability	3,912	(3,994)	7,906
Other long-term liabilities	382	382	—
Debt	3,752	—	3,752
Total liabilities assumed	11,846	(3,250)	15,096
Net assets acquired	$142,016	$14	$142,002
During the three months ended September 30, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net increase in net assets acquired and goodwill of $14 thousand. During the three months ended September 30, 2021, Cloudbreak recorded a lease liability related to its operating leases as of the acquisition date in the amount of $0.4 million, with an offsetting increase in goodwill. During the three months ended December 31, 2021, Cloudbreak recorded a $0.7 million increase to accounts receivable, net of reserve, with an offsetting decrease in goodwill; a $0.2 million increase to property and equipment and a $0.4 million decrease in other assets, with an offsetting increase in goodwill, related to capital lease security deposits; a $0.4 million increase to accrued expenses and other current liabilities, with an offsetting increase to goodwill, related to a payroll accrual and a payable to a customer; and a $3.9 million decrease in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended June 30, 2022, Cloudbreak recorded a $0.1 million decrease in deferred tax liability related to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting decrease in goodwill.
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
Acquisition, Integration and Transformation Costs
For the three and six months ended June 30, 2022, we incurred $6.7 million and $9.1 million, respectively, of acquisition, integration, and transformation costs for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in the condensed consolidated statements of operations. For the three and six months ended June 30, 2021, we incurred $32.7 million and $35.3 million, respectively, of acquisition, integration, and transformation costs for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in the condensed consolidated statements of operations.
Combined Pro Forma Results for the Three and Six Months Ended June 30, 2021
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations Group) and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2021, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands)	2021	2021
Pro Forma
Revenues	$39,171	$69,778
Net income (loss)	$(37,052)	$(43,627)
Basic earnings per share	$(0.39)	$(0.52)
Diluted earnings per share	$(0.39)	$(0.52)

4. Revenue

Revenue by geography consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Americas	$40,073	$20,126	$72,736	$29,352
Europe	—	7,800	—	10,800
Asia	3,595	3,956	6,904	4,546
Total revenue	$43,668	$31,882	$79,640	$44,698
Our revenue is entirely derived from the healthcare industry. Revenue recognized over-time was approximately 68% and 75% of total revenue during three months ended June 30, 2022 and 2021, respectively. Revenue recognized over-time was approximately 71% and 73% of total revenue during the six months ended June 30, 2022 and 2021, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the three and six months ended June 30, 2022 and 2021.
The change in contract assets was as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Unbilled receivables, beginning of period	$784	$3,536
Reclassifications to billed receivables	(232)	(1,192)
Revenues recognized in excess of period billings	417	9,783
Unbilled receivables, end of period	$969	$12,127
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

	Six Months Ended June 30,
(In thousands)	2022	2021
Deferred revenue, beginning of period	$2,649	$397
Revenues recognized from balances held at the beginning of the period	(1,998)	(397)
Net revenues deferred from period collections on unfulfilled performance obligations	5,801	6,572
Ending balance	$6,452	$6,572

Revenue recognized ratably over time is generally billed in advance and includes SaaS internet hosting, subscriptions, construction of digital hospitals and dispensaries, and related consulting, implementation, services support, and advisory services.
Revenue recognized as delivered over time includes professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately 1.0% and 2.5% of revenue recognized during the three and six months ended June 30, 2022, respectively, was from the deferred revenue balance existing as of December 31, 2021. Approximately 0.6% and 0.9% of revenue recognized during the three and six months ended June 30, 2021, respectively, was from the deferred revenue balance existing as of December 31, 2020.
Remaining Performance Obligations
The Company's remaining performance obligation is expected to be recognized evenly over the next 36 months and is shown in the table below.
Remaining performance obligations consisted of the following at June 30, 2022:

(In thousands)	Total	Remaining 2022	2023 - 2024
Subscriptions	$9,518	3,727	5,791
Program management and professional services	5,555	2,812	2,743
Total	$15,073	6,539	8,534

5. Supplemental Financial Statement Information

Property and equipment consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Land	$4,817	$15,459
Buildings	15,197	18,086
Leasehold improvements	3,620	3,393
Medical and surgical equipment	2,414	2,953
Electrical and other equipment	408	508
Computer equipment, furniture and fixtures	13,735	12,029
Vehicles	305	185
Internal use software	5,562	3,837
Construction in progress	8,044	4,363
	54,102	60,813
Accumulated depreciation and amortization	(7,976)	(4,741)
Total property and equipment, net	$46,126	$56,072
Depreciation expense was $1.8 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively, and $3.2 million and $1.0 million for the six months ended June 30, 2022 and 2021, respectively.
Accrued expenses consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Accrued professional fees	$11,108	$10,238
Accrued products and licenses	17,820	17,889
Accrued interest on debt	2,106	1,227
Accrued payroll and bonuses	5,433	3,939
Accrued taxes in connection with shareholder distribution	120	120
Other accruals	3,478	2,671
Total accrued expenses	$40,065	$36,084

6. Intangible Assets
The changes in carrying amounts of intangible assets consisted of the following as of June 30, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
December 31, 2021	$29,506	$54,521	$30,612	$674	$115,313
Additions	—	7,250	—	—	7,250
Amortization	(1,579)	(5,949)	(1,672)	(84)	(9,284)
Impairments	(680)	—	—	—	(680)
Foreign exchange	—	(2,036)	—	—	(2,036)
June 30, 2022	$27,247	$53,786	$28,940	$590	$110,563
No impairment charge was recognized during the three months ended June 30, 2022 and an impairment charge of $0.7 million was recognized during the six months ended June 30, 2022 at TTC. No impairment charge was recognized during the three and six months ended June 30, 2021.
The estimated useful lives of trade names are 3-10 years, the estimated useful lives of technology and intellectual property are 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $4.2 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $9.3 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Lease Amortization	Total
Remaining 2022	$1,672	$5,120	$1,641	$80	$8,513
2023	2,717	10,273	3,313	165	16,468
2024	2,650	10,273	3,313	165	16,401
2025	2,650	10,273	3,313	165	16,401
2026	2,650	9,622	3,313	15	15,600
Thereafter	14,908	8,225	14,047	—	37,180
	$27,247	$53,786	$28,940	$590	$110,563

7. Goodwill
We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million. In the three months ended March 31, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired. There was no impairment of goodwill during the three months ended June 30, 2022 or during the three and six months ended June 30, 2021.

The carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2021	$284,268
Measurement period adjustment	5,403
Goodwill and intangible asset impairment	(5,494)
Balance at June 30, 2022	$284,177

8. Debt
Debt consisted of the following:

(In thousands)	June 30, 2022	December 31, 2021
Convertible notes	$160,000	$160,000
Other debt facilities (various maturities and interest rates)	551	3,847
Provider Relief and EIDL Funds	10	123
Seller notes	18,680	18,680
Total debt	179,241	182,650
Less: unamortized original issue and debt discount	(55,171)	(62,140)
Total debt, net of unamortized original issue and debt discount	124,070	120,510
Less: current portion of debt	(18,827)	(22,093)
Noncurrent portion of debt	$105,243	$98,417
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 15,023,475 shares of common stock at a conversion price of $10.65 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At June 30, 2022 and December 31, 2021, the fair value of the derivative was $1.3 million and $8.0 million, respectively, all of which was included in derivative liability, noncurrent, in the condensed consolidated balance sheets. Total interest expense for the three months ended June 30, 2022 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization and for the six months ended June 30, 2022 was $12.0 million, of which $5.0 million related to contractual interest expense, $6.2 million related to derivative accretion, and $0.8 million related to debt issuance costs amortization. Total interest expense for the three and six months ended June 30, 2021 was $1.4 million, of which $0.6 million related to contractual interest expense, $0.7 million related to derivative accretion, and $0.1 million related to debt issuance costs amortization. Total other income for the three months ended June 30, 2022 included a $1.8 million gain on the fair value of the derivative liability. Total other income for the six months ended June 30, 2022 included a $6.7 million gain on the fair value of the derivative liability.
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

Glocal Debt Facilities
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $0.6 million (or INR 48 million) and $0.7 million (or INR 54 million) as of June 30, 2022 and December 31, 2021, respectively. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal Directors. The loans bear interest rates between 11.15% up to 16.25% per annum. During the three and six months ended June 30, 2022, Glocal repaid $0.1 million of the aggregate carrying value of the term loans. At June 30, 2022 and December 31, 2021 accrued interest on Glocal's debt facilities was $21 thousand and $23 thousand, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. For the three and six months ended June 30, 2022, interest expense was $17 thousand and $40 thousand, respectively.
Prior to being acquired, Glocal had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; these negotiations were completed in the fourth quarter of 2021 and Glocal was able to realize a forgiveness of debt of approximately $2.3 million.

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

Paycheck Protection Program Loans
In April 2020, three of our subsidiaries obtained a U.S. government subsidy of $0.5 million, $1.0 million and $1.9 million (representing five loan agreements), respectively, under the Paycheck Protection Program (“PPP”). The PPP is a U.S. government temporary program created with the intent to provide a subsidy to assist businesses in keeping employees employed during the pandemic. The PPP loan may not need to be repaid if certain requirements are met. Under the Coronavirus Aid, Relief and Economic Security (“CARES Act”), as modified, any amounts not forgiven will be required to be repaid over a term having a minimum of five years and a maximum maturity of 10 years from the date on which the borrower applies for forgiveness. The loans carry a 1.0% interest rate.
One of our subsidiaries applied for forgiveness of its $0.5 million PPP loan during 2020 and it was forgiven in full and the subsidiary legally released from repaying the loan by the SBA in June 2021. The forgiveness was recognized as a measurement period adjustment to goodwill during the three months ended June 30, 2021.
One of our subsidiaries submitted a request for forgiveness of its $1.0 million PPP loans during 2021 and it was forgiven in full and the subsidiary legally released from repaying the loan by the SBA in August 2021. The forgiveness was recognized as a measurement period adjustment to goodwill during the three months ended September 30, 2021.
One of our subsidiaries applied for forgiveness of its $1.9 million PPP loans during 2020, of which three of the loans, totaling $0.7 million, were forgiven in full by the SBA and the subsidiary was legally released from repaying the loans. In February 2021 and March 2021, the remainder of the PPP loans totaling $0.9 million and $0.3 million, respectively, were forgiven by the SBA and the subsidiary was legally released from repaying the loans. We recorded this as a measurement period adjustment to goodwill during the three months ended March 31, 2021.

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
During the three months ended March 31, 2022, one subsidiary had used $0.1 million of the PRF funds and returned the remaining $0.1 million to HHS and the other subsidiary had used all $0.5 million of the PRF funds under the terms and conditions and restrictions for the CARES Act relative to these funds.
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million at June 30, 2022 and December 31, 2021. The notes bear interest at rates of 3.50% per annum. Notes totaling $0.7 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was $60 thousand and $39 thousand at June 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $11 thousand and $7 thousand for the three months ended June 30, 2022 and 2021, respectively, and $21 thousand and $8 thousand for the six months ended June 30, 2022 and 2021, respectively.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into secured seller notes payable to their former shareholders, of which one secured interest has been perfected. The seller notes accrue interest at specific rates per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022 for $18.7 million of the seller notes. At June 30, 2022 and December 31, 2021, seller notes totaled $18.7 million.
The accrued interest payable was $1.7 million and $0.7 million at June 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses in the condensed consolidated balance sheets. Interest expense was $0.5 million and $0.4 million for the three months ended June 30, 2022 and 2021, respectively, and $0.9 million and $0.8 million for the six months ended June 30, 2022 and 2021, respectively.

9. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	June 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$18,451	$—	$—	$18,451
	$18,451	$—	$—	$18,451
Liabilities:
Derivative liability	$—	$—	$1,307	$1,307
Warrant liability	—	61	—	61
	$—	$61	$1,307	$1,368

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006
Liabilities:
Derivative liability	$—	$—	$7,977	$7,977
Warrant liability	—	252	—	252
	$—	$252	$7,977	$8,229

Money Market Funds
At June 30, 2022 and December 31, 2021, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the three and six months ended June 30, 2022 and the year ended December 31, 2021.
Cash equivalents at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$18,451	$—	$—	$18,451
Total cash equivalents	$18,451	$—	$—	$18,451

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$45,006	$—	$—	$45,006
Total cash equivalents	$45,006	$—	$—	$45,006
Derivative Liability
At June 30, 2022, the fair value of the derivative was $1.3 million, all of which was included in derivative liability, noncurrent in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the derivative was $8.0 million, all of which was included in derivative liability, noncurrent in the condensed consolidated balance sheets. Total other income for the three months ended June 30, 2022 included a $1.8 million gain on the fair value of the derivative liability. Total other income for the six months ended June 30, 2022 included a 6.7 million gain on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	June 30, 2022	December 31, 2021
Stock price	$0.59	$2.24
Volatility	94.0%	82.5%
Risk free rate	3.00%	1.18%
Exercise price	$10.65	$10.65
Expected life (in years)	3.95	4.44
Conversion periods	2-5 years	2-5 years
Future share price	$0.01-$38.53	$0.01-$34.05

Private Placement Warrants and PIPE Warrants
At June 30, 2022, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.07 per warrant, totaling $40 thousand and $21 thousand respectively, and are included in warrant liabilities in the condensed consolidated balance sheets. At December 31, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.29 per warrant, totaling $0.2 million and $0.1 million respectively, and are included in warrant liabilities in the condensed consolidated balance sheets. During the three and six months ended June 30, 2022, we recorded a gain in the amount of $0.1 million and $0.2 million, respectively, due to the fair value changes in the Private Placement and the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the condensed consolidated statements of operations.
There were no transfers between fair value levels during the three and six months ended June 30, 2022 and year ended December 31, 2021.

10. Capital Structure
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance as of June 30, 2022 were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	3,672
Stock options outstanding	1,418
Shares issuable upon conversion of 2026 Notes	15,023
Shares issuable upon conversion of Public Warrants	17,250
Shares issuable upon conversion of Private Warrants	568
Shares issuable upon conversion of PIPE Warrants	300
Shares available for future grant under 2021 EIP	15,759
53,990
Forward Share Purchase Agreement
On June 3, 2021, we entered into a third-party put option arrangement with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, whereby we assumed the obligation to repurchase our common stock at a future date by transferring cash to KAF under certain conditions. Due to its mandatorily redeemable for cash feature, we recorded such obligation as a forward share purchase liability, and the $18.1 million of cash held in escrow as restricted cash, in our condensed consolidated balance sheets at December 31, 2021. In April 2022, in accordance with the Purchase Agreement, KAF transferred the 1,700,000 shares of our common stock to us and we transferred to KAF the $18.5 million in cash previously held in escrow. The 1,700,000 shares of common stock are recorded as treasury stock in our condensed consolidated balance sheets.

2021 Equity Incentive Plan

The following table summarizes our RSU activity under the 2021 EIP:

Number of Shares	Weighted Average Grant Date Fair Value Per Share

Outstanding at December 31, 2021	10,693	5.63
RSUs granted	598	2.13
RSUs exercised and released	(338)	2.13
RSUs forfeited	(207)	1.93
Outstanding at March 31, 2022	10,746	5.61
RSUs granted	135	1.00
RSUs vested and issued	(5,563)	8.80
RSUs forfeited	(1,645)	1.93
Outstanding at June 30, 2022	3,672	2.27

In July and August 2022, we granted a total of 8,523,783 RSUs to new and existing employees.

11. Commitments and Contingencies
Commitments
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through November 2026. The leases require monthly payments ranging from $3 thousand to $32 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $7 to $60 thousand. The leases expire at various dates through September 2046. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of June 30, 2022 and December 31, 2021.
Total rent expense under related party and third-party agreements consisted of the following:

(In thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Related party	$218	$—	$400	$—
Third-party	1,106	796	1,976	1,350
Sublease Income	(149)	—	(246)	—
Total, net of sublease income	$1,473	$796	$2,622	$1,350
During the six months ended June 30, 2022, we recorded lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office lease.
As of June 30, 2022, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)	Related Party	Third- Party	Sublease Income	Minimum Lease Payments, Net of Sublease Income
Remaining 2022	$405	$1,469	$(235)	$1,639
2023	809	2,478	(403)	2,884
2024	809	2,126	(408)	2,527
2025	809	1,464	(420)	1,853
2026	34	1,006	(433)	607
Thereafter	—	430	(72)	358
	$2,866	$8,973	$(1,971)	$9,868

In March 2022, we entered into a Commercial Agreement (the “Commercial Agreement”) with McKinsey & Company, Inc. United States and its affiliates (“McKinsey”), which provides that McKinsey will assist in implementing a transformation of UpHealth (the “Project”). As consideration for the services performed under the Commercial Agreement, we will pay McKinsey (i) a fixed fee of $3.0 million, (ii) a fee of $1.2 million, reflecting an amount previously expensed and payment deferred from a previously completed project, (iii) up to $3.0 million of fees based on the achievement of certain milestones, and (iv) incentive fees with a target value of

$3.0 million based on the achievement of certain targets. The Commercial Agreement will remain in effect until March 31, 2024, unless earlier terminated by either party in accordance with the terms set forth therein. In the event that the Project is terminated by us, or by McKinsey for cause, we will pay to McKinsey a termination fee in an amount that is to be determined based in part on when the termination occurs and the amount previously paid. As of June 30, 2022, fees accrued under the Commercial Agreement totaled $3.6 million, which is included in accounts payable in the condensed consolidated balance sheets and in acquisition, integration, and transformation costs in the condensed consolidated statements of operations.
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
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of June 30, 2022 and December 31, 2021, and is included in accrued expenses in the condensed consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
COVID-19
The COVID-19 pandemic has not had a material adverse impact on the Company’s reported results to date and is currently not expected to have a material adverse impact on its near-term outlook. However, UpHealth is unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties.
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

12. Income Taxes
For interim period reporting, we record income taxes using an estimated effective tax rate for the period, including the forecasted permanent tax differences and statutory rates in jurisdictions in which we operate. At the end of each interim period, we update the estimated effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax. As a result of not having a reliable forecast of tax expense for Glocal, we excluded Glocal from our estimated effective tax rate for the period and instead computed an income tax provision for Glocal on a year-to-date discrete basis. Excluding Glocal, our estimated effective tax rate for the remainder of our consolidated group was 16.1%, which is lower than the U.S. federal statutory rate of 21% primarily due to the 162(m) permanent addback, the non deductible interest expense on convertible notes and the global intangible low taxed income (GILTI) inclusion, partially offset by the impact of state and local income taxes. In the aggregate, these items reduce the forecasted tax benefit that would otherwise be generated on the forecasted pre-tax loss in the U.S., thereby reducing the estimated annual effective tax rate. The operations in India are generally taxed at rates ranging between 25% and 31%.
The income tax benefit was $2.2 million and $6.6 million for the three months ended June 30, 2022 and 2021, respectively, and $4.5 million and $7.1 million for the six months ended June 30, 2022 and 2021, respectively.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net loss attributable to UpHealth, Inc.	$(12,438)	$(32,783)	$(29,883)	$(35,732)
Denominator:
Weighted average shares outstanding(1)	144,624	94,170	144,581	83,585
Weighted average shares outstanding assuming dilution	144,624	94,170	144,581	83,585
Net loss per share attributable to UpHealth, Inc.:
Basic	$(0.09)	$(0.35)	$(0.21)	$(0.43)
Diluted	$(0.09)	$(0.35)	$(0.21)	$(0.43)
(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
For the three months ended June 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 0.2 million of stock options; and senior convertible notes, convertible into 15.0 million shares of common stock at $10.65 per share, because the effect would be anti-dilutive. For the six months ended June 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 18.1 million shares of common stock at $11.50 per share; 0.2 million of stock options; senior convertible notes and convertible into 15.0 million shares of common stock at $10.65 per share; and 1.7 million shares of treasury stock acquired under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

14. Related Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were none and approximately $0.1 million for the three and six months ended June 30, 2022 and 2021, respectively. There were no unpaid management fees at June 30, 2022 and December 31, 2021.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 8, Debt, for related party long-term debt.
See Note 11, Commitments and Contingencies, for leases with related parties.

The Company makes guaranteed payments to related parties. Guaranteed payments aggregated $1.4 million and none for the three months ended June 30, 2022 and 2021, respectively and $2.8 million and none for the six months ended June 30, 2022 and 2021, respectively. These amounts are presented in cost of goods and services in the condensed consolidated statements of operations. We had unpaid guaranteed payments of $0.1 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively, which is included in accrued liabilities on the condensed consolidated balance sheets.

Due to and due from related parties consisted of the following:

In thousands	June 30, 2022	December 31, 2021
Due from related parties	31	40
Due to related parties	458	47

15. Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Glocal and Cloudbreak subsidiaries;
•Services—through our Innovations Group, BHS, and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
We evaluate performance based on several factors, of which Revenue, Gross Margin, Adjusted EBITDA, and Total Assets are the primary financial measures:
Revenue by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$7,823	$11,280	$10,435	$17,569
Virtual Care Infrastructure	16,815	6,964	32,445	7,554
Services	19,030	13,638	36,760	19,575
Total revenue	$43,668	$31,882	$79,640	$44,698

Gross margin by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$6,894	$4,504	$8,531	$9,723
Virtual Care Infrastructure	8,179	2,634	15,588	2,933
Services	7,320	4,254	13,578	5,666
Total gross margin	$22,393	$11,392	$37,697	$18,322

Total assets by segment consisted of the following:

In thousands	June 30, 2022	December 31, 2021
Integrated Care Management	$165,995	156,106
Virtual Care Infrastructure	208,552	217,668
Services	128,861	127,114
Corporate	16,803	68,419
Total assets	$520,211	$569,307

Total assets by geography consisted of the following:

In thousands	June 30, 2022	December 31, 2021
Americas	$446,243	481,705
Asia	73,968	87,602
Total assets	$520,211	$569,307

16. Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the balance sheet date, other than those events noted below, that require disclosure in the condensed consolidated financial statements.
In July and August 2022, we granted a total of 8,523,783 RSUs to new and existing employees under the 2021 EIP (see Note 11, Commitments and Contingencies).

On August 12, 2022, we entered into senior secured convertible note subscription agreements with certain institutional investors, pursuant to which we agreed to issue and sell $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) to holders of our 6.25% convertible senior notes due June 15, 2026 (see Note 8, Debt) in a private placement transaction, raising approximately $22.5 million in gross cash proceeds, after paying for a repurchase of $45.0 million of the 2026 Notes, which proceeds will be used in part to fully repay the seller notes. The 2025 Notes are convertible into shares of UpHealth common stock at a conversion price, subject to the occurrence of certain corporate events, of $1.75 per share. The 2025 Notes will be senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and will accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require UpHealth to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that UpHealth sells assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. UpHealth may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. UpHealth will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.

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
UpHealth, Inc. Business Overview
UpHealth Services, Inc. was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital health, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. UpHealth Holdings, Inc. (“UpHealth Holdings”) became the sole shareholder of UpHealth Services, Inc. through a reorganization with UpHealth Services, Inc.’s original shareholders when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across three segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b)Virtual Care Infrastructure—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); and (c) Services—through its subsidiaries Innovations Group, Inc. (“Innovations Group”), Behavioral Health Services, LLC (“BHS”) and TTC Healthcare, Inc. (“TTC”). On June 9, 2021, UpHealth (fka GigCapital2, Inc.) acquired UpHealth Holdings and its subsidiaries and Cloudbreak Health, LLC and its subsidiaries (“Cloudbreak”), which added Cloudbreak to the Virtual Care Infrastructure segment.

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

Services. The majority of Thrasys’ contracts to provide professional services are priced either on a time and materials basis, whereby revenues are recognized as the services are rendered, or as a fixed monthly retainer based on an estimate of the number of hours of work over the contract term, whereby revenues are recognized on a straight-line basis over the contract term. In some cases, Thrasys enters into professional services contracts where professional services fees are defined for specific milestones, whereby revenues are recognized upon achievement of the milestones.

Cost of Goods and Services

Cost of goods and services for Thrasys include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team, amortization of capitalized internal-use software development costs, and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. Thrasys also anticipates added costs for third-party licenses that will be added as the scope and footprint of the technology platform expands.

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

Research and Development (“R&D”) Expenses. Thrasys continues to invest in R&D. The core R&D team consists of a small team of very experienced software developers. Beginning in 2019, Thrasys added considerable capacity via a consulting group with whom it has been working for over ten years. The team, based in Chicago, functioned much like the Thrasys internal team, until they were brought in-house in June 2021. R&D expenses attributed to internal-use software development are capitalized and amortized to cost of goods and services. R&D expenses also include an allocation of facilities, information technology, and depreciation costs.

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

Services Segment - Innovations Group, TTC and BHS

Innovations Group Overview

Innovations Group is the parent company of the following wholly-owned operating subsidiaries: MedQuest Pharmacy, Inc. (“MedQuest Pharmacy”), WorldLink Medical, Inc (“WorldLink Medical”), Medical Horizons, Inc. (“Medical Horizons”), and Pinnacle Labs, Inc. (doing business as MedQuest Testing Services (“MTS”)).

MedQuest Pharmacy is a full-service retail and compounding pharmacy licensed in 50 states and the District of Columbia that has relationships with both prescribers and patients, dispenses patient-specific medications, and ships directly to patients. The business model is driven by cash-pay and prescription volume-based revenue generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, mailed, verbal, and faxed orders. It delivers both compounded and legend (also referred to as manufactured) drugs and is capable of serving as a retail or national fulfillment center, as a personalized medication administration partner with prescribers, and as a lifestyle wellness direct-to-consumer offering. Its proprietary software and operating system, eMedplus, is Electronic Prescribing of Controlled Substances (“EPCS”) certified by the U.S. Drug Enforcement Administration (“DEA”) and provides prescribers with a full-service prescription management system. In January 2020, eMedplus became SureScripts certified (SureScript’s process is to validate that the software meets certain industry standards related to sending and receiving electronic messages and that it is providing open choice for medication selection and dispensing location), allowing any user of the SureScripts platform to prescribe medications dispensed by MedQuest Pharmacy.

MedQuest Pharmacy is accredited and recognized by the Accreditation Commission for Health Care and its Pharmacy Compounding Accreditation Board, among other high-quality providers and suppliers. MedQuest Pharmacy has achieved this elite level of quality by exceeding standards set by national accreditation bodies and quality-centered organizations.

MedQuest Pharmacy is currently working on expanding its prescriber base, through both current prescribers and new prescribers, through the SureScripts platform and testing services with new and existing lab companies and relationships. Medical Horizons is also expanding their sales of supplements through the new NutraScriptives-Direct program, which allows physicians and others to use the NutraScriptives-Direct program to service their patients’ needs and thus expand their services and provide growth opportunities for their practices.

Also under the Innovations Group suite of services is WorldLink Medical, Medical Horizons, and MedQuest Testing Services. WorldLink Medical is the educational services arm of Innovations Group, providing Continuing Medical Education (“CME”) educational courses accredited as a joint provider through the Accreditation Council for Continuing Medical Education (“ACCME”). Medical Horizons specializes in customized formulations and contract dietary supplement and nutraceuticals manufacturing as an own label distributor with its brand NUTRAscriptivesTM, as well as other brands. Its turnkey solutions include label design, printing, and application; custom packaging; daily packs; a selection of capsule sizes and colors; and convenient auto-reorder services. It features a staff of experts that is committed to excellence and outstanding customer service. MedQuest Testing Services focuses specifically on facilitating diagnostic testing between lab companies, such as LabCorp and Quest Diagnostics, patients, and providers.

Innovations Group Key Business Metrics

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

Cost of Goods and Services

Cost of goods and services primarily consists of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services, amortization of capitalized internal-use software development costs, and an allocation of facilities, information technology, and depreciation costs. MedQuest Pharmacy purchases these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. MedQuest Pharmacy is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.

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

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, lab equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of goods and services. Amortization expense relates to the amortization of intangible assets from the acquisition of Innovations Group.

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
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity:

•Business combinations;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.

There have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a significant impact on our condensed consolidated financial statements and related notes.
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As of June 30, 2022 and for the three and six months then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak. As of June 30, 2021 and for the three and six months then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings and its subsidiaries Thrasys, BHS, TTC and Glocal and (2) the results of operations for its subsidiaries Innovations Group and Cloudbreak subsequent to their acquisitions on April 27, 2021 and June 9, 2021, respectively.

The following table sets forth the consolidated results of operations of UpHealth:

(Unaudited, in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenue:
Services	$28,096	$15,448	$12,648	82%	$53,782	$23,586	$30,196	128%
Licenses and subscriptions	6,812	9,145	(2,333)	(26)%	8,593	12,803	(4,210)	(33)%
Products	8,760	7,289	1,471	20%	17,265	8,309	8,956	108%
Total revenue	43,668	31,882	11,786	37%	79,640	44,698	34,942	78%
Cost of goods and services:
Services	14,762	9,590	5,172	54%	29,207	14,063	15,144	108%
License and subscriptions	217	6,173	(5,956)	(96)%	450	6,670	(6,220)	(93)%
Products	6,296	4,727	1,569	33%	12,286	5,643	6,643	118%
Total cost of goods and services	21,275	20,490	785	4%	41,943	26,376	15,567	59%
Gross margin	22,393	11,392	11,001	97%	37,697	18,322	19,375	106%
Operating expenses:
Sales and marketing	3,486	1,695	1,791	106%	6,212	2,580	3,632	141%
Research and development	1,782	2,273	(491)	(22)%	3,369	3,843	(474)	(12)%
General and administrative	14,632	7,306	7,326	100%	28,291	11,029	17,262	157%
Depreciation and amortization	4,700	2,966	1,734	58%	9,936	3,870	6,066	157%
Stock-based compensation	1,088	—	1,088	—%	2,462	—	2,462	—%
Lease abandonment expenses	—	—	—	—%	75	—	75	—%
Goodwill and intangible asset impairment	—	—	—	—%	6,174	—	6,174	—%
Acquisition, integration, and transformation costs	6,749	32,653	(25,904)	(79)%	9,133	35,339	(26,206)	(74)%
Total operating expenses	32,437	46,893	(14,456)	(31)%	65,652	56,661	8,991	16%
Loss from operations	(10,044)	(35,501)	25,457	(72)%	(27,955)	(38,339)	10,384	(27)%
Other income (expense):
Interest expense	(6,603)	(4,904)	(1,699)	35%	(13,598)	(5,615)	(7,983)	142%
Gain on consolidation of equity method investment	—	—	—	—%	—	640	(640)	(100)%
Gain on fair value of derivative liability	1,841	—	1,841	—%	6,670	—	6,670	—%
Gain on fair value of warrant liabilities	95	1,075	(980)	(91)%	190	1,075	(885)	(82)%
Gain on extinguishment of debt	—	151	(151)	(100)%	—	151	(151)	(100)%
Other income (expense), net, including interest income	14	(256)	270	(105)%	(2)	(219)	217	(99)%
Total other expense	(4,653)	(3,934)	(719)	18%	(6,740)	(3,968)	(2,772)	70%
Loss before income tax benefit	(14,697)	(39,435)	24,738	(63)%	(34,695)	(42,307)	7,612	(18)%
Income tax benefit	2,232	6,646	(4,414)	(66)%	4,525	7,052	(2,527)	(36)%
Net loss before loss from equity method investment	(12,465)	(32,789)	20,324	(62)%	(30,170)	(35,255)	5,085	(14)%
Loss from equity method investment	—	—	—	—%	—	(561)	561	(100)%
Net loss	(12,465)	(32,789)	20,324	(62)%	(30,170)	(35,816)	5,646	(16)%
Less: net loss attributable to noncontrolling interests	(27)	(6)	(21)	350%	(287)	(84)	(203)	242%
Net loss attributable to UpHealth, Inc.	$(12,438)	$(32,783)	$20,345	(62)%	$(29,883)	$(35,732)	$5,849	(16)%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Services	64%	48%	68%	53%
Licenses and subscriptions	16%	29%	11%	29%
Products	20%	23%	22%	19%
Total revenue	100%	100%	100%	100%
Cost of goods and services:
Services	34%	30%	37%	31%
License and subscriptions	—%	19%	1%	15%
Products	15%	15%	15%	13%
Total cost of goods and services	49%	64%	53%	59%
Gross margin	51%	36%	47%	41%
Operating expenses:
Sales and marketing	8%	5%	8%	6%
Research and development	4%	7%	4%	9%
General and administrative	34%	23%	36%	25%
Depreciation and amortization	11%	9%	12%	9%
Stock-based compensation	2%	—%	3%	—%
Lease abandonment expenses	—%	—%	—%	—%
Goodwill and intangible asset impairment	—%	—%	8%	—%
Acquisition, integration, and transformation costs	15%	102%	11%	79%
Total operating expenses	74%	147%	82%	127%
Loss from operations	(23)%	(111)%	(35)%	(86)%
Other income (expense):
Interest expense	(15)%	(15)%	(17)%	(13)%
Gain on consolidation of equity method investment	—%	—%	—%	1%
Gain on fair value of derivative liability	4%	—%	8%	—%
Gain on fair value of warrant liabilities	—%	3%	—%	2%
Gain on extinguishment of debt	—%	—%	—%	—%
Other income (expense), net, including interest income	—%	(1)%	—%	—%
Total other expense	(11)%	(12)%	(8)%	(9)%
Loss before income tax benefit	(34)%	(124)%	(44)%	(95)%
Income tax benefit	5%	21%	6%	16%
Net loss before loss from equity method investment	(29)%	(103)%	(38)%	(79)%
Loss from equity method investment	—%	—%	—%	(1)%
Net loss	(29)%	(103)%	(38)%	(80)%
Less: net loss attributable to noncontrolling interests	—%	—%	—%	—%
Net loss attributable to UpHealth, Inc.	(28)%	(103)%	(38)%	(80)%
Due to the timing of UpHealth’s acquisitions of TTC, Glocal, Innovations Group, and Cloudbreak, the numbers presented above are not directly comparable between periods.
Three months ended June 30, 2022 and 2021
Revenue
In the three months ended June 30, 2022, revenue was $43.7 million, an increase of $11.8 million, or 37%, compared to $31.9 million in the three months ended June 30, 2021. Services revenue increased $12.6 million, primarily due to a $10.6 million increase in the Virtual Care Infrastructure segment resulting from a full period of operations in the three months ended June 30, 2022 at Cloudbreak, which was acquired in the second quarter of 2021. Products revenue increased $1.5 million, primarily due to an increase in the Services segment resulting from to a full period of operations in the three months ended June 30, 2022 for Innovations Group, which was also acquired in the second quarter of 2021. Licenses and subscriptions revenue declined $2.3 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenue from an amended contract with an existing customer.

We expect revenue to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect revenue to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments.

Cost of Goods and Services
In the three months ended June 30, 2022, cost of goods and services was $21.3 million, an increase of $0.8 million, or 4%, compared to $20.5 million in the three months ended June 30, 2021. Cost of services increased $5.2 million, primarily due to a $4.5 million increase in the Virtual Care Infrastructure segment resulting from a full period of operations in the three months ended June 30, 2022 at Cloudbreak, which was acquired in the second quarter of 2021. Cost of products increased $1.6 million, primarily due to an increase in the Services segment resulting from a full period of operations in the three months ended June 30, 2022 for Innovations Group, which was also acquired in the second quarter of 2021. Cost of licenses and subscriptions declined $6.0 million, primarily due to Thrasys' loss of a contract with a European customer.
We expect cost of goods and services to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect cost of goods and services to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of goods and services may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the three months ended June 30, 2022, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $3.5 million, compared to $1.7 million in the three months ended June 30, 2021. The increase in S&M expenses was largely due to a $1.6 million increase in S&M expenses at Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as corporate S&M expenses related to additional headcount.
We expect S&M expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect our S&M expenses to increase for the foreseeable future as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the three months ended June 30, 2022, R&D expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the Thrasys’ software development teams, were $1.8 million compared to $2.3 million in the three months ended June 30, 2021. The decrease in R&D expenses was largely due to an increase in the capitalization of internal-use software development costs.
We expect R&D expenses to increase in fiscal 2022 as compared to fiscal 2021, and for the foreseeable future, as we continue to invest in the development and integration of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.
General and Administrative. In the three months ended June 30, 2022, G&A expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses, were $14.6 million, compared to $7.3 million in the three months ended June 30, 2021. The increase in G&A expenses of $7.3 million was largely due an increase of approximately $5.8 million in corporate expenses, primarily related to increased professional and legal fees and increased compensation and benefits due to increased headcount, and to a lesser extent, due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021.
We expect G&A expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, and an increase in expenses at corporate as we build out our executive, finance, human resources, legal, facilities, and information technology teams, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business. Our G&A expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the three months ended June 30, 2022, depreciation and amortization expenses were $4.7 million, primarily consisting of $4.2 million of amortization of intangible assets and $0.7 million of depreciation related to property, plant and equipment, net of allocations to cost of goods and services. In the three months ended June 30, 2021 depreciation and amortization expenses were $3.0 million, primarily consisting of $2.7 million of amortization of intangible assets and $0.3 million of depreciation related to property, plant and equipment, net of allocations to cost of goods and services. The increase in depreciation and amortization expenses was largely due to a full period of operations for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021.
We expect depreciation and amortization expenses to increase in fiscal 2022 due to a full year of amortization of intangibles assets and depreciation of property, plant, and equipment related to TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.
Stock-Based Compensation. In the three months ended June 30, 2022, stock-based compensation expenses were $1.1 million, related to grants under equity incentive plans. There were no stock-based compensation expenses in the three months ended June 30, 2021. We expect stock-based compensation expenses to increase in fiscal 2022 as we continue to make grants under our equity incentive plan to new and existing employees.
Acquisition, Integration and Transformation Costs. In the three months ended June 30, 2022, acquisition, integration and transformation costs were $6.7 million, primarily consisting of consulting, legal, and severance costs incurred to integrate and transform the businesses. In the three months ended June 30, 2021, acquisition, integration and transformation costs were $32.7 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak and UpHealth Holdings’ merger with UpHealth. While we do not expect to incur additional acquisition costs in fiscal 2022, we will incur additional integration and transformation costs in fiscal 2022, and for the foreseeable future.
Other Expense
In the three months ended June 30, 2022, other expense was $4.7 million, primarily consisting of $6.6 million of interest expense, partially offset by a $1.8 million of gain on fair value of derivative liability and a $0.1 million gain on fair value of warrant liabilities. In the three months ended June 30, 2021, other expense was $3.9 million, primarily consisting of $4.9 million of interest expense and $0.3 million of other expense, net, partially offset by a $1.1 million gain on fair value of warrants and a $0.2 million gain on extinguishment of debt.
Income Tax Benefit
In the three months ended June 30, 2022, the income tax benefit was $2.2 million. In the three months ended June 30, 2021, the income tax benefit was $6.6 million.
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
Six months ended June 30, 2022 and 2021
Revenue
In the six months ended June 30, 2022, revenue was $79.6 million, an increase of $34.9 million, or 78%, compared to $44.7 million in the six months ended June 30, 2022. Services revenue increased $30.2 million, primarily due to an increase of $25.4 million in the Virtual Care Infrastructure segment resulting from a full period of operations in the six months ended June 30, 2022 at Cloudbreak and Glocal, and due to an increase of $7.7 million in the Services segment resulting from a period of operations in the six months ended June 30, 2022 at Innovations Group and TTC, all of which were acquired in the first half of 2021. Products revenue increased $9.0 million, primarily due to a full period of operations in the six months ended June 30, 2022 at Innovations Group and TTC, which were acquired in the first half of 2021. Licenses and subscriptions revenue declined $4.2 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenue from an amended contract with an existing customer.
We expect revenue to continue to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect revenue to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments.

Cost of Goods and Services
In the six months ended June 30, 2022, cost of goods and services was $41.9 million, an increase of $15.6 million, or 59%, compared to $26.4 million in the six months ended June 30, 2021. Cost of services increased $15.1 million, primarily due to an increase of $12.3 million in the Virtual Care Infrastructure segment resulting from a full period of operations in the six months ended June 30, 2022 at Cloudbreak and Glocal, and due to an increase of $2.6 million in the Services segment resulting from a full period of operations in the six months ended June 30,

2022 at Innovations Group and TTC, all of which were acquired in the first half of 2021. Cost of products increased $6.6 million, primarily due to a full period of operations in the six months ended June 30, 2022 at Innovations Group and TTC, which were acquired in the first half of 2021. Cost of licenses and subscriptions revenue declined $6.2 million, primarily due to Thrasys' loss of a contract with a European customer.
We expect cost of goods and services to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect cost of goods and services to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of goods and services may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the six months ended June 30, 2022, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $6.2 million, compared to $2.6 million in the six months ended June 30, 2021. The increase in S&M expenses was largely due to a full period of operations in the six months ended June 30, 2022 for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as TTC and Glocal, which were acquired in the first quarter of 2021.
We expect S&M expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021. In addition, we expect our S&M expenses to increase for the foreseeable future as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the six months ended June 30, 2022, R&D expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the Thrasys’ software development teams, were $3.4 million compared to $3.8 million in the six months ended June 30, 2021. The decrease in R&D expenses was largely due to an increase in the capitalization of internal-use software development costs.
We expect R&D expenses to increase in fiscal 2022 as compared to fiscal 2021, and for the foreseeable future, as we continue to invest in the development and integration of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as software development costs.
General and Administrative. In the six months ended June 30, 2022, G&A expenses, which primarily consisted of compensation and benefits expense and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of goods and services and S&M and R&D expenses, were $28.3 million, compared to $11.0 million in the six months ended June 30, 2021. The increase in G&A expenses of $17.3 million was largely due an increase of approximately $12 million in corporate expenses, primarily related to increased professional and legal fees and increased compensation and benefits due to increased headcount, and to a lesser extent, a full period of operations in the six months ended June 30, 2022 for Innovations Group and Cloudbreak, which were acquired in Q2 2021, as well as TTC and Glocal, which were acquired in the first quarter of 2021.
We expect G&A expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, and an increase in expenses at corporate as we build out our executive, finance, human resources, legal, facilities, and information technology teams, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business. Our G&A expenses may fluctuate as a percentage of our total revenue from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the six months ended June 30, 2022, depreciation and amortization expenses were $9.9 million, primarily consisting of $9.3 million of amortization of intangible assets and $0.4 million of depreciation related to property, plant and equipment, net of allocations to cost of goods and services. In the six months ended June 30, 2021 depreciation and amortization expenses were $3.9 million, primarily consisting of $3.5 million of amortization of intangible assets and $0.4 million of depreciation related to property, plant and equipment, net of allocations to cost of goods and services. The increase in depreciation and amortization expenses was largely due to a full period of operations in the six months ended June 30, 2022 for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as TTC and Glocal, which were acquired in the first quarter of 2021.
We expect depreciation and amortization expenses to increase in fiscal 2022 due to a full year of amortization of intangibles assets and depreciation of property, plant, and equipment related to TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021.

Stock-Based Compensation. In the six months ended June 30, 2022, stock-based compensation expenses were $2.5 million, related to grants under equity incentive plans. There were no stock-based compensation expenses in the six months ended June 30, 2021. We expect stock-based compensation expenses to increase in fiscal 2022 as we continue to make grants under our equity incentive plan to new and existing employees.
Lease Abandonment Expenses. In the six months ended June 30, 2022, we recorded a lease abandonment accrual in the amount of $0.1 million related to office spaces we vacated during the period. There were no lease abandonment expenses in the six months ended June 30, 2021.
Goodwill and Intangible Asset Impairment. In the six months ended June 30, 2022, we recorded a goodwill and intangible asset impairment of $6.2 million, primarily consisting of a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC. No impairment charge was recognized in the six months ended June 30, 2021.
Acquisition, Integration and Transformation Costs. In the six months ended June 30, 2022, acquisition, integration and transformation costs were $9.1 million, primarily consisting of consulting, legal, and severance costs incurred to integrate and transform the businesses. In the six months ended June 30, 2021, acquisition, integration and transformation costs were $35.3 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak and UpHealth Holdings’ merger with UpHealth. While we do not expect to incur additional acquisition costs in fiscal 2022, we will incur additional integration and transformation costs in fiscal 2022, and for the foreseeable future.
Other Expense
In the six months ended June 30, 2022, other expense was $6.7 million, primarily consisting of $13.6 million of interest expense, partially offset by a $6.7 million of gain on fair value of derivative liability and a $0.2 million gain on fair value of warrant liabilities. In the six months ended June 30, 2021, other expense was $4.0 million, primarily consisting of $5.6 million of interest expense, partially offset by a $1.1 million gain on fair value of warrant liabilities and a $0.6 million gain on consolidation of equity method investment.
Income Tax Benefit
In the six months ended June 30, 2022, the income tax benefit was $4.5 million. In the six months ended June 30, 2021, the income tax benefit was $7.1 million.
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
Segment Information
We evaluate performance based on several factors, of which revenue and gross margin by operating segment are the primary financial measures.
Revenue
Revenue by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$7,823	$11,280	$10,435	$17,569
Virtual Care Infrastructure	16,815	6,964	32,445	7,554
Services	19,030	13,638	36,760	19,575
Total revenue	$43,668	$31,882	$79,640	$44,698
Three Months Ended June 30, 2022 and 2021. Revenue from the Virtual Care Infrastructure segment increased $9.9 million, primarily due to a full period of operations in the three months ended June 30, 2022 at Cloudbreak, which was acquired in the second quarter of 2021. Revenue from the Services segment increased $5.4 million, primarily due to a full period of operations in the three months ended June 30, 2022 at Innovations Group, which was acquired in the second quarter of 2021. Revenue from the Integrated Care Management segment decreased $3.5 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenue from an amended contract with an existing customer.

Six Months Ended June 30, 2022 and 2021. Revenue from the Virtual Care Infrastructure segment increased $24.9 million, primarily due to a full period of operations in the six months ended June 30, 2022 at Cloudbreak and Glocal, which were acquired in the first half of 2021. Revenue from the Services segment increased $17.2 million, primarily due to a full year of operations at Innovations Group and TTC, which were acquired in the first half of 2021. Revenue from the Integrated Care Management segment decreased $7.1 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenue from an amended contract with an existing customer.
Gross margin
Gross margin by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$6,894	$4,504	$8,531	$9,723
Virtual Care Infrastructure	8,179	2,634	15,588	2,933
Services	7,320	4,254	13,578	5,666
Total gross margin	$22,393	$11,392	$37,697	$18,322
Three Months Ended June 30, 2022 and 2021. Gross margin from the Virtual Care Infrastructure segment increased $5.5 million, primarily due to a full period of operations in the three months ended June 30, 2022 at Cloudbreak, which was acquired in the second quarter of 2021. Gross margin from the Services segment increased $3.1 million, primarily due to a full period of operations in the three months ended June 30, 2022 at Innovations Group, which was acquired in the second quarter of 2021. Gross margin from the Integrated Care Management segment increased $2.4 million, primarily due to Thrasys' increased revenue with minimal cost from an amended contract with an existing customer, net of the loss of a contract with a European customer.
Six Months Ended June 30, 2022 and 2021. Gross margin from the Virtual Care Infrastructure segment increased $12.7 million, primarily due to a full period of operations in the six months ended June 30, 2022 at Cloudbreak and Glocal, which was acquired in the first half of 2021. Gross margin from the Services segment increased $7.9 million, primarily due to a full period of operations in the six months ended June 30, 2022 at Innovations Group and TTC, which were acquired in the first half of 2021. Gross margin from the Integrated Care Management segment decreased $1.2 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenue with minimal cost from an amended contract with an existing customer.
Liquidity and Capital Resources
As of June 30, 2022 and December 31, 2021, we had free cash on hand of $40.6 million and $58.2 million, respectively. As of June 30, 2022, we had restricted cash of $0.5 million, representing funds held at our Glocal business. As of December 31, 2021, we had restricted cash of $18.6 million, representing $18.1 million of funds held in an escrow account as agreed in a forward share purchase agreement (see Note 10, Capital Structure, for further information) and $0.5 million of funds held at our Glocal business.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize cash flows for the six months ended June 30, 2022 and 2021 (unaudited):

	Six Months Ended June 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(7,841)	$(37,228)
Net cash (used in) provided by investing activities	(3,783)	3,859
Net cash (used in) provided by financing activities	(23,580)	129,801
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	(99)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(35,664)	96,333
As UpHealth Holdings effectively began operations on January 1, 2020 and operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the six months ended June 30, 2022, cash used in operating activities was $7.8 million, primarily attributed to the net loss of $30.2 million and gain on fair value of derivative liability, gain on fair value of warrant liabilities, partially offset by $16.1 million of non-cash items

(impairments, depreciation, intangible amortization, debt issuance cost amortization, and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $6.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to a decrease in accounts receivable of $6.2 million due to net collections of receivables and an increase in accounts payable and accrued expenses of $7.9 million due to delayed payments to vendors. In the six months ended June 30, 2021, cash used in operating activities was $37.2 million, primarily attributed to the net loss of $35.8 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $1.1 million, partially offset by $2.5 million of non-cash items (depreciation, deferred tax adjustments, gain on extinguishment of debt, loss on fair value of warrant liabilities, and debt issuance cost amortization). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $21.0 million due to billed and unbilled receivables from two customers during the quarter that were not collected as of June 30, 2021, partially offset by an increase in accounts payable and accrued expenses of $15.6 million due to delayed payments to vendors, and proceeds from Provider Relief Funds of $0.5 million.
In the six months ended June 30, 2022, cash used in investing activities was $3.8 million, primarily consisting of purchases of property and equipment. In the six months ended June 30, 2021, cash provided by investing activities was $3.9 million, primarily consisting of net cash acquired in acquisition of businesses.
In the six months ended June 30, 2022, cash used in financing activities was $23.6 million, primarily consisting of the repayment of the forward share purchase of $18.5 million, payments of capital lease obligations of $1.6 million and repayments of debt obligations of $3.2 million. In the six months ended June 30, 2021, cash provided by financing activities was $129.8 million, primarily consisting of proceeds from convertible debt of $164.5 million and proceeds from merger and recapitalization transaction of $83.4 million, partially offset by repayments of seller notes of $88.1 million, repayments of debt of $17.3 million and payments of amounts due to members of $4.3 million.

Long-Term Debt
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our long-term debt.
On August 12, 2022, we entered into senior secured convertible note subscription agreements with certain institutional investors, pursuant to which we agreed to issue and sell $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) to holders of our 6.25% convertible senior notes due June 15, 2026 (see Note 8, Debt) in a private placement transaction, raising approximately $22.5 million in gross cash proceeds, after paying for a repurchase of $45.0 million of the 2026 Notes, which proceeds will be used in part to fully repay the seller notes. The 2025 Notes are convertible into shares of UpHealth common stock at a conversion price, subject to the occurrence of certain corporate events, of $1.75 per share. The 2025 Notes will be senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and will accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require UpHealth to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that UpHealth sells assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. UpHealth may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. UpHealth will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
Contractual Obligations and Commitments
See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
As of June 30, 2022, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of June 30, 2022, because of the material weaknesses in our internal control over financial reporting described below.
Our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of June 30, 2022 due to the following material weaknesses:

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

Changes in Internal Control Over Financial Reporting

As of June 30, 2022, we are engaged in the process of the design, documentation, and implementation of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combinations. As of June 30, 2022, all of the US entities are live on a new Enterprise Resource Planning (“ERP”) system and we have implemented additional controls as a result. We have also commenced implementation of the ERP system at our subsidiary in India. Additionally, we are hiring additional accounting staff to assist with the preparation of account reconciliations, the implementation and performance of monitoring controls, and the remediation of segregation of duties issues.

Remediation of the Material Weaknesses

During the year ended December 31, 2021, we began remediation efforts to address the material weaknesses identified, including enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, the implementation of Section 404 of the Sarbanes-Oxley Act, and the implementation of a new ERP system. As of June 30, 2022, all of the US entities are live on the ERP system and we have commenced implementation of the ERP system at our subsidiary in India. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Our objective is to complete remediation efforts by the end of 2022.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in the Notes to Condensed Consolidated Financial Statements in Note 11, Commitments and Contingencies.

Jeffery R. Bray and Chirinjeev Kathuria v. Avi Katz, et al., and UpHealth, Inc., C.A. No. 2022-0489-LWW

As further described in the Current Report on Form 8-K that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2022, on June 6, 2022, the then Co-Chairman of the Board, Dr. Chirinjeev Kathuria, and the Company’s Chief Legislative Affairs Officer, Jeffery R. Bray, filed a complaint in the Court of Chancery of the State of Delaware (the “Court”) against the Company as nominal defendant, and as defendants, the following members of the Company’s Board – the Company’s then‑other Co Chairman of the Board, and now, sole Chairman of the Board, Dr. Avi Katz, and directors Dr. Raluca Dinu, Neil Miotto, Agnès Rey Giraud, Nate Locke and Moshe Bar-Siman-Tov (who has since resigned from the Board as disclosed in the Current Report on Form 8-K that the Company filed on July 12, 2022), entitled Jeffery R. Bray and Chirinjeev Kathuria v. Avi Katz, et al., and UpHealth, Inc., C.A. No. 2022-0489-LWW (the “Complaint”). The Complaint sought declaratory and injunctive relief to require the Company to schedule and hold a special meeting of the Company’s stockholders on August 4, 2022 and to enjoin the 2022 Annual Meeting of Stockholders then scheduled to occur on June 28, 2022, until after the special meeting of stockholders is held. As discussed in more detail in the Current Report on Form 8-K filed with the SEC on June 10, 2022, the Complaint alleged that the defendant directors breached their fiduciary duties.

On June 24, 2022, the Court declined to enter preliminary injunctive relief to require the Company to schedule and hold a special meeting, but did rule to delay the 2022 Annual Meeting of Stockholders then scheduled to occur on June 28, 2022 to a later date to allow the Court to conduct a trial. The purpose of the trial was to address issues that would enable the Company to determine the quorum threshold to be used by the Company for the 2022 Annual Meeting of Stockholders when the 2022 Annual Meeting of Stockholders occurs.

Notwithstanding the foregoing, and as described in the Current Report on Form 8-K filed with the SEC on August 2, 2022, the trial will not occur as on August 2, 2022, the Court, at the request of the plaintiffs, dismissed the Complaint with prejudice.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report with the following risk factors. Any of these factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The prior operations of our subsidiary companies consumed substantial amounts of cash since their respective inceptions. We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the six months ended June 30, 2022 and 2021, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $7.8 million and $37.2 million, respectively.

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

In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million. In the three months ended June 30, 2022, we recorded no measurement period adjustments and no impairment of goodwill or intangible assets. In the six months ended June 30, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired. In addition, in the six months ended June 30, 2022, we impaired intangible assets in the amount of $0.7 million.

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

UpHealth’s Common Stock and warrants are listed on the NYSE under the symbols “UPH.BC” and “UPH.WS.BC” respectively. If the NYSE delists UpHealth’s shares from trading on its exchange for failure to meet the listing standards, UpHealth and its stockholders could face significant material adverse consequences including:

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

We have approximately 147,215,675 shares of Common Stock outstanding at August 14, 2022. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of Common Stock issued as merger consideration (none of which remain subject to a contractual lockup period), and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 also became available for the resale of shares of our Common Stock on June 14, 2021. Such sales of shares of Common Stock or the perception of such sales may depress the market price of our Common Stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1*	Amended and Restated Bylaws of UpHealth, Inc., as amended by the Amendment to the Amended and Restated Bylaws of UpHealth, Inc. effective May 31, 2022.

10.1#*	Employment Agreement, dated May 10, 2022, by and between UpHealth, Inc. and Samuel J. Meckey.

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.3	Form of Indenture (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.4†	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.5	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 15, 2022.

UPHEALTH, INC.

By:	/s/ Samuel J. Meckey
Name:	Samuel J. Meckey
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)