Form 10-Q
period 2022-09-30
UpHealth, Inc.
filed 2022-12-29
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38924

UpHealth, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida
(Address of principal executive offices)		(Zip Code)
(888) 424-3646
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH.BC	New York Stock Exchange
Redeemable Warrants, exercisable for one share of Common Stock at an exercise price of $115.00 per share	UPH.WS.BC	New York Stock Exchange
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

As of December 28, 2022, the registrant had 15,054,431 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$22,608	$58,192
Restricted cash	—	18,609
Accounts receivable, net	22,626	22,761
Inventories	2,762	2,928
Due from related parties	21	40
Prepaid expenses and other current assets	4,077	4,217
Total current assets	52,094	106,747
Property and equipment, net	20,075	56,072
Intangible assets, net	56,474	115,313
Goodwill	195,028	284,268
Equity investment	21,200	—
Deferred tax assets	83	—
Other assets	454	6,907
Total assets	$345,408	$569,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$16,393	$13,604
Accrued expenses	41,238	36,084
Deferred revenues	4,407	2,649
Due to related party	209	47
Income taxes payable	229	739
Related-party debt, current	403	657
Debt, current	10	22,093
Forward share purchase liability	—	18,051
Other liabilities, current	3,758	2,780
Total current liabilities	66,647	96,704
Related-party debt, noncurrent	343	331
Debt, noncurrent	143,303	98,417
Deferred tax liabilities	—	28,281
Warrant liabilities, noncurrent	61	252
Derivative liability, noncurrent	692	7,977
Other liabilities, noncurrent	2,880	3,502
Total liabilities	213,926	235,464
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock	2	1
Additional paid-in capital	686,518	665,474
Treasury stock, at cost	(17,000)	—
Accumulated deficit	(538,854)	(343,209)
Accumulated other comprehensive loss	—	(3,802)
Total UpHealth, Inc., stockholders’ equity	130,666	318,464
Noncontrolling interests	816	15,379
Total stockholders’ equity	131,482	333,843
Total liabilities and stockholders’ equity	$345,408	$569,307
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Services	$27,600	$21,977	$81,382	$45,563
Licenses and subscriptions	2,019	10,956	10,612	23,759
Products	9,047	12,259	26,312	20,568
Total revenues	38,666	45,192	118,306	89,890
Costs of revenues:
Services	13,440	12,434	42,647	26,497
License and subscriptions	463	6,350	913	13,020
Products	6,264	8,461	18,550	14,104
Total costs of revenues	20,167	27,245	62,110	53,621
Gross profit	18,499	17,947	56,196	36,269
Operating expenses:
Sales and marketing	4,771	3,090	10,983	5,670
Research and development	2,231	1,916	5,600	5,759
General and administrative	13,922	11,452	42,213	22,481
Depreciation and amortization	3,336	3,626	13,272	7,496
Stock-based compensation	2,126	410	4,588	410
Lease abandonment expenses	—	915	75	915
Goodwill and intangible asset impairment	106,096	—	112,270	—
Acquisition, integration, and transformation costs	6,049	1,227	15,182	36,566
Total operating expenses	138,531	22,636	204,183	79,297
Loss from operations	(120,032)	(4,689)	(147,987)	(43,028)
Other income (expense):
Interest expense	(6,708)	(8,145)	(20,306)	(13,760)
Gain on consolidation of equity investment	—	—	—	640
Loss on deconsolidation of subsidiary	(37,708)	—	(37,708)	—
Gain on fair value of derivative liability	223	49,885	6,893	49,885
Gain on fair value of warrant liabilities	—	373	190	1,447
Gain (loss) on extinguishment of debt	(14,610)	—	(14,610)	151
Other income, net, including interest income	32	259	30	40
Total other income (expense)	(58,771)	42,372	(65,511)	38,403
Income (loss) before income tax benefit (expense)	(178,803)	37,683	(213,498)	(4,625)
Income tax benefit (expense)	13,219	(6,695)	17,744	357
Net income (loss) before loss from equity investment	(165,584)	30,988	(195,754)	(4,268)
Loss from equity investment	—	—	—	(561)
Net income (loss)	(165,584)	30,988	(195,754)	(4,829)
Less: net income (loss) attributable to noncontrolling interests	178	231	(109)	147
Net income (loss) attributable to UpHealth, Inc.	$(165,762)	$30,757	$(195,645)	$(4,976)
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$(11.17)	$2.61	$(13.41)	$(0.52)
Diluted	$(11.17)	$2.60	$(13.41)	$(0.52)
Weighted average shares outstanding:
Basic	14,842	11,763	14,588	9,519
Diluted	14,842	11,807	14,588	9,519
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(165,584)	$30,988	$(195,754)	$(4,829)
Foreign currency translation adjustments, net of tax	—	19	(3,857)	(3,459)
Comprehensive income (loss)	(165,584)	31,007	(199,611)	(8,288)
Comprehensive income (loss) attributable to noncontrolling interests	178	231	(109)	147
Comprehensive income (loss) attributable to UpHealth, Inc.	$(165,762)	$30,776	$(199,502)	$(8,435)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2021(1)	14,428	$1	$665,474	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes(1)	37	—	(67)	—	—	—	—	(67)	—	(67)
Stock-based compensation	—	—	1,374	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)		(1,377)
Balance at March 31, 2022(1)	14,465	1	666,781	—	—	(360,654)	(5,179)	300,949	15,119	316,068
Equity award activity, net of shares withheld for taxes(1)	390	1	(1,160)	—	—	—	—	(1,159)	—	(1,159)
Stock-based compensation	—	—	1,088	—	—	—	—	1,088	—	1,088
Common stock repurchased in connection with forward share purchase agreement(1)	(170)	—	17,000	170	(17,000)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(139)	(139)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(12,438)	—	(12,438)	(27)	(12,465)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,480)	(2,480)	—	(2,480)
Balance at June 30, 2022(1)	14,685	2	683,709	170	(17,000)	(373,092)	(7,659)	285,960	14,923	300,883
Equity award activity, net of shares withheld for taxes(1)	206	—	(30)	—	—	—	—	(30)	—	(30)
Issuance of common stock in connection with 2025 Notes(1)	115	—	713	—	—	—	—	713	—	713
Stock-based compensation	—	—	2,126	—	—	—	—	2,126	—	2,126
Deconsolidation of subsidiary	—	—	—	—	—	—	7,659	7,659	(14,285)	(6,626)
Net loss	—	—	—	—	—	(165,762)	—	(165,762)	178	(165,584)
Balance at September 30, 2022(1)	15,006	$2	$686,518	170	$(17,000)	$(538,854)	$—	$130,666	$816	$131,482

(1)Amounts as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance at December 31, 2020(1)(2)	7,002	$1	$222,906	—	$—	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock for formation(1)(2)	875	—	87,409	—	—	—	—	87,409	17,389	104,798
Net loss	—	—	—	—	—	(2,949)	—	(2,949)	(78)	(3,027)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,159)	(1,159)	—	(1,159)
Balance at March 31, 2021(1)(2)	7,877	1	310,315	—	—	(5,135)	(1,159)	304,022	17,311	321,333
Issuance of common stock to consummate business combinations(1)(2)	2,616	—	243,587	—	—	—	—	243,587	(2,239)	241,348
Merger recapitalization(1)(2)	947	—	54,605	—	—	—	—	54,605	—	54,605
PIPE common stock issuance(2)	300	—	27,079	—	—	—	—	27,079	—	27,079
Forward share repurchase agreement(2)	—	—	(17,000)	—	—	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion(1)(2)	20	—	1,879	—	—	—	—	1,879	—	1,879
Net loss	—	—	—	—	—	(32,783)	—	(32,783)	(6)	(32,789)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,319)	(2,319)	—	(2,319)
Balance at June 30, 2021(2)	11,760	1	620,465	—	—	(37,918)	(3,478)	579,070	15,066	594,136
Purchase consideration adjustment	—	—	677	—	—	—	—	677	—	677
Exercise of stock option, net(2)	20	—	319	—	—	—	—	319	—	319
Stock-based compensation	—	—	410	—	—	—	—	410	—	410
Net income	—	—	—	—	—	30,757	—	30,757	231	30,988
Foreign currency translation adjustments	—	—	—	—	—	—	19	19	—	19
Balance at September 30, 2021(2)	11,780	$1	$621,871	—	$—	$(7,161)	$(3,459)	$611,252	$15,297	$626,549

(1)Amounts as of March 31, 2021 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the accounting for the Business Combinations (as defined below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Business Combinations are computed on the basis of the number of common shares of UpHealth Holdings (accounting acquiror) during those periods multiplied by the exchange ratio established in the stock purchase agreement (1.00 UpHealth Holdings shares converted to 10.28 GigCapital2 shares). Common stock and additional paid-in capital were adjusted accordingly.
(2)Amounts as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net loss	$(195,754)	$(4,829)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,274	9,701
Amortization of debt issuance costs and discount on convertible debt	10,130	5,398
Stock-based compensation	4,588	410
Impairment of property, plant and equipment, intangible assets and goodwill	112,270	—
Loss (gain) on extinguishment of debt	14,610	(151)
Loss from equity investment	—	561
Gain on consolidation of equity investment	—	(640)
Loss on deconsolidation of subsidiary	37,708	—
Gain on fair value of warrant liabilities	(190)	(1,447)
Gain on fair value of derivative liability	(6,893)	(49,885)
Loss on disposal of property and equipment	—	80
Deferred income taxes	(17,485)	(1,274)
Other	—	350
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,201)	(27,550)
Inventories	(126)	(326)
Prepaid expenses and other current assets	(592)	(1,050)
Accounts payable and accrued expenses	10,475	16,467
Income taxes payable	(758)	886
Deferred revenue	2,382	4,643
Due to related parties	(39)	17
Other liabilities	49	230
Net cash used in operating activities	(17,551)	(48,409)
Investing activities:
Purchases of property and equipment	(5,238)	(1,879)
Due to (from) related parties	(14)	253
Decondolidated Glocal cash (Note 1)	(8,743)	—
Net cash acquired in acquisition of businesses	—	4,263
Net cash (used in) provided by investing activities	(13,995)	2,637
Financing activities:
Proceeds from merger and recapitalization transaction	—	83,435
Proceeds from debt	67,500	164,500
Repayments of debt	(48,234)	(23,307)
Proceeds from Provider Relief Funds	—	506
Payment of debt issuance costs	(1,475)	(8,100)
Repayment of forward share purchase	(18,521)	—
Repayments of seller notes	(18,680)	(99,207)
Payments of capital lease obligations	(2,544)	(1,253)
Proceeds from stock option exercises	—	319
Payments for taxes related to net settlement of equity awards	(95)	—
Distribution to noncontrolling interest	(139)	(100)
Payments of amount due to member	—	(4,271)
Net cash (used in) provided by financing activities	(22,188)	112,522
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(459)	(807)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(54,193)	65,943
Cash, cash equivalents, and restricted cash, beginning of period	76,801	2,369
Cash, cash equivalents, and restricted cash, end of period	$22,608	$68,312

Supplemental cash flow information:
Cash paid for interest	$5,269	$4,640
Cash paid for income taxes	$521	$—
Non-cash investing and financing activity:
Property, plant and equipment reclassed from other assets	$3,751	$—
Property and equipment acquired through capital lease and vendor financing arrangements	$3,005	$1,047
Issuance of common stock for debt conversion	$—	$1,879
Issuance of common stock for debt issuance costs	$713	$—
Issuance of common stock and promissory note to consummate TTC business combination	$—	$34,954
Issuance of common stock and promissory note to consummate Glocal business combination	$—	$110,122
Issuance of common stock and promissory note to consummate Innovations Group business combination	$—	$157,878
Issuance of common stock and promissory note to consummate Cloudbreak business combination	$—	$106,298
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$22,608	$67,877
Restricted cash	—	435
Total cash, cash equivalents, and restricted cash	$22,608	$68,312
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
Reverse Stock Split
On December 5, 2022 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022. Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been retroactively adjusted to reflect this Reverse Stock Split.
Deconsolidation of Subsidiary
As a result of events which occurred during the three months ended September 30, 2022, as described in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal Healthcare Systems Private Limited (“Glocal”). Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of July 1, 2022. The probability-weighted fair value of Glocal, which is included in equity investment in our unaudited condensed consolidated balance sheets, incorporated scenarios where control of Glocal was gained and Glocal would continue as a going concern, control of Glocal was gained and Glocal would need to be liquidated, and control of Glocal was not gained and the equity investment in Glocal would be worthless. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
The following table sets forth details of Glocal's condensed balance sheet, which was deconsolidated effective July 1, 2022:

(In thousands)	As of July 1, 2022
Cash and cash equivalents	$8,743
Restricted cash	508
Accounts receivable, net	5,043
Inventories	276
Prepaid expenses and other current assets	816
Property and equipment, net	27,415
Intangible assets	34,449
Other assets	1,814
Total assets	79,064
Accounts payable	2,430
Accrued expenses	1,189
Deferred revenue, current	588
Income taxes payable	2,512
Related-party debt	71
Debt	551
Other liabilities	144
Deferred tax liabilities	6,045
Accumulated other comprehensive loss	(7,659)
Noncontrolling interests	14,285
Total liabilities and stockholder's equity	20,156
Carrying value of Glocal at deconsolidation	58,908
Fair value of Glocal at deconsolidation	21,200
Loss on deconsolidation of equity investment	$37,708
The financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements. The only transactions between the Company and Glocal during the three months ended September 30, 2022 was the transfer by the Company of $5.1 million to a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Our condensed consolidated balance sheets as of December 31, 2021 have been derived from our audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by GAAP for complete financial statements.
In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with GAAP. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2021.
Our unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. As described in Note 1, Organization and Business, our Glocal subsidiary was deconsolidated effective July 2022.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes thereto.

Significant estimates and assumptions made by management include the determination of:

•The identification and reporting of variable interest entities (“VIEs”). We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
•The valuation of equity investments, including our determination of the fair value of Glocal;
•The valuation of assets acquired and liabilities assumed for business combinations, including intangible assets and goodwill;
•The estimated economic lives and recoverability of intangible assets;
•The valuations prepared in connection with the review of goodwill, intangible assets, and other long-lived assets for impairment:
•The timing and amount of revenues to be recognized, including standalone selling price (“SSP”) of performance obligations for revenue contracts with multiple performance obligations;
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
Equity Investment
As discussed in Deconsolidation of Equity Investment in Note 1, Organization and Business, as of September 30, 2022, and for the three months then ended, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This ASU will be effective for us on January 1, 2024. Early adoption is permitted, but no earlier than the fiscal year beginning on January 1, 2021, including interim periods within that fiscal year. We are currently evaluating the effect of the adoption of this ASU will have on our unaudited condensed consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. This ASU will be effective for us for fiscal year beginning January 1, 2022, and to interim periods within the fiscal year beginning on January 1, 2023, with early adoption permitted. We are currently evaluating the effect the adoption of this ASU will have on our unaudited condensed consolidated financial statements.
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

We will adopt ASC 842 and all associated amendments, using the optional transition method to recognize a cumulative-effect adjustment through opening retained earnings as of the date of adoption. We will present the impact of the new guidance in our annual consolidated financial statements as of December 31, 2022 and our interim condensed consolidated financial statements thereafter. We have elected the package of practical expedients permitted under the transition guidance, which allowed us to carryforward our historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We will not elect the hindsight practical expedient. We will elect a policy of not recording leases on our consolidated balance sheets when the leases have a term of 12 months or less and we are not reasonably certain to elect an option to renew the leased asset. Due to the adoption of ASC 842, we expect to recognize an operating right-of-use assets and operating lease liabilities of approximately $12 million to $14 million and $13 million to $15 million, respectively, on our consolidated balance sheets as of the date of adoption. The difference between the right-of-use assets and lease liabilities on our consolidated balance sheets will be primarily due to the accrual for lease payments as a result of straight-line lease expense. The adoption of ASC 842 is not anticipated to have a material impact on our results of operations or cash flows.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU will be effective for us on January 1, 2023. We are currently evaluating the effect the adoption of this ASU will have on our unaudited condensed consolidated financial statements.
Recently Adopted Accounting Pronouncements
In May 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. We adopted the amended guidance effective January 1, 2022. The adoption of this standard did not have a material impact on our unaudited condensed consolidated financial statements.

3.Business Combinations
Measurement Period
We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact. We finalized the valuations and completed the purchase price allocations for Thrasys, Inc. (“Thrasys”), Behavioral Health Services, LLC (“BHS”), TTC Healthcare, Inc. (“TTC”), and Innovations Group, Inc. (d/b/a MedQuest) (“Innovations Group”) during the three months ended December 31, 2021. We finalized the valuation and completed the purchase price allocation for Glocal during the three months ended March 31, 2022, and finalized the valuation and completed the purchase price allocation for Cloudbreak during the three months ended June 30, 2022.

Acquisition of TTC
The following table sets forth the allocation of the purchase price to TTC’s identifiable tangible and intangible assets acquired and liabilities assumed, including measurement period adjustments. The allocation of value in this table is complete, as the measurement period ended as of January 25, 2022.

(In thousands)	As of January 25, 2022	Measurement Period Adjustments	As of January 25, 2021
Accounts receivable	$1,311	$(462)	$1,773
Prepaid expenses and other	187	—	187
Identifiable intangible assets	1,125	—	1,125
Property and equipment	531	—	531
Other assets	281	—	281
Goodwill	58,354	780	57,574
Total assets acquired	61,789	318	61,471
Accounts payable	625	—	625
Accrued expenses and other current liabilities	602	—	602
Due to related parties	4,200	2,807	1,393
Debt	11,216	(1,284)	12,500
Deferred tax liabilities	446	(28)	474
Total liabilities assumed	17,089	1,495	15,594
Net assets acquired	$44,700	$(1,177)	$45,877
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

(In thousands)	As of March 26, 2022	Measurement Period Adjustments	As of March 26, 2021
Accounts receivable, net	$1,350	$(5,111)	$6,461
Inventories	325	—	325
Identifiable intangible assets	45,289	7,250	38,039
Property, equipment, and work in progress	26,767	(13,959)	40,726
Other current assets, including short term advances	15	(1,965)	1,980
Other noncurrent assets, including long term advances	509	—	509
Goodwill	121,913	30,042	91,871
Total assets acquired	196,168	16,257	179,911
Accounts payable	579	—	579
Accrued expenses and other current liabilities	9,692	1,421	8,271
Income tax liability	2,420	2,420	—
Deferred tax liability	8,649	8,649	—
Debt	19,937	(2,275)	22,212
Noncontrolling interest	29,278	11,889	17,389
Total liabilities assumed and noncontrolling interest	70,555	22,104	48,451
Net assets acquired	$125,613	$(5,847)	$131,460

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
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
Acquisition of Innovations Group
The following table sets forth the allocation of the purchase price to Innovation Group’s identifiable tangible and intangible assets acquired and liabilities assumed. The allocation of value in this table is complete, as the measurement period ended as of April 27, 2022.

(In thousands)	As of April 27, 2022	Measurement Period Adjustments	As of April 27, 2021
Accounts receivable	$47	$—	$47
Inventories	2,693	—	2,693
Prepaid expenses and other	530	—	530
Identifiable intangible assets	29,115	790	28,325
Property and equipment	3,642	(4,295)	7,937
Other assets	—	(22)	22
Goodwill	143,654	(76)	143,730
Total assets acquired	179,681	(3,603)	183,284
Accounts payable	472	—	472
Accrued expenses and other current liabilities	772	(8)	780
Deferred revenue	302	—	302
Deferred tax liability	8,017	180	7,837
Debt	—	(4,069)	4,069
Noncontrolling interests	—	—	—
Total liabilities assumed and noncontrolling interest	9,563	(3,897)	13,460
Net assets acquired	$170,118	$294	$169,824
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

(In thousands)	As of June 9, 2022	Measurement Period Adjustments	As of June 9, 2021
Accounts receivable	$5,551	$741	$4,810
Prepaid expenses and other	921	—	921
Identifiable intangible assets	32,475	—	32,475
Property and equipment	7,065	183	6,882
Other assets	631	(411)	1,042
Goodwill	107,219	(3,749)	110,968
Total assets acquired	153,862	(3,236)	157,098
Accounts payable	2,518	—	2,518
Accrued expenses and other current liabilities	1,267	362	905
Deferred revenue	15	—	15
Deferred tax liability	3,912	(3,994)	7,906
Other liabilities, noncurrent	382	382	—
Debt	3,752	—	3,752
Total liabilities assumed	11,846	(3,250)	15,096
Net assets acquired	$142,016	$14	$142,002
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
Acquisition, Integration and Transformation Costs
For the three and nine months ended September 30, 2022, we incurred $6.0 million and $15.2 million, respectively, of acquisition, integration, and transformation costs for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in our unaudited condensed consolidated statements of operations. For the three and nine months ended September 30, 2021, we incurred $1.2 million and $36.6 million, respectively, of acquisition, integration, and transformation costs for the acquisitions of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in our unaudited condensed consolidated statements of operations.
Combined Pro Forma Results for the Three and Nine Months Ended September 30, 2021
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations Group) and Cloudbreak have been included in our unaudited condensed consolidated financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2021, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands)	2021	2021
Pro Forma
Revenues	$45,192	$114,972
Net income (loss)	$30,757	$(9,294)
Basic income (loss) per share	$2.61	$(0.98)
Diluted income (loss) per share	$2.61	$(0.98)

4. Revenues

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
Revenues by geography consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2022	2021	2022	2021
Americas	$38,666	$32,097	$111,402	$61,449
Europe	—	7,800	—	18,600
Asia	—	5,295	6,904	9,841
Total revenues	$38,666	$45,192	$118,306	$89,890
Our revenues are entirely derived from the healthcare industry. Revenues recognized over-time were approximately 75% and 70% of the total revenues during three months ended September 30, 2022 and 2021, respectively. Revenues recognized over-time were approximately 73% and 72% of total revenues during the nine months ended September 30, 2022 and 2021, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the three and nine months ended September 30, 2022 and 2021.
The change in contract assets was as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Unbilled receivables, beginning of period	$784	$3,536
Reclassifications to billed receivables	(784)	(1,975)
Revenues recognized in excess of period billings	896	11,526
Unbilled receivables, end of period	$896	$13,087
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

	Nine Months Ended September 30,
(In thousands)	2022	2021
Deferred revenues, beginning of period	$2,649	$397
Revenues recognized from balances held at the beginning of the period	(2,023)	(397)
Revenues deferred from period collections on unfulfilled performance obligations	4,403	5,348
Deconsolidation of equity investment	(622)	—
Deferred revenues, end of period	$4,407	$5,348
Revenues recognized ratably over time are generally billed in advance and includes SaaS internet hosting, subscriptions, construction of digital hospitals and dispensaries, and related consulting, implementation, services support, and advisory services.
Revenues recognized as delivered over time include professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately 0.1% and 1.7% of revenues recognized during the three and nine months ended September 30, 2022, respectively, was from the deferred revenues balance existing as of December 31, 2021. Approximately zero and 0.4% of revenues recognized during the three and nine months ended September 30, 2021, respectively, was from the deferred revenues balance existing as of December 31, 2020.
Remaining Performance Obligations
Remaining performance obligations consisted of the following as of September 30, 2022:

(In thousands)	Total	Remaining 2022	2023 - 2024
Subscriptions	$9,979	$4,188	$5,791
Program management and professional services	4,115	1,372	2,743
Total	$14,094	$5,560	$8,534

5. Supplemental Financial Statement Information

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
Property and equipment consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Land	$—	$15,459
Buildings	—	18,086
Leasehold improvements	4,010	3,393
Medical and surgical equipment	556	2,953
Electrical and other equipment	21	508
Computer equipment, furniture and fixtures	15,009	12,029
Vehicles	302	185
Internal-use software	6,036	3,837
Construction in progress	2,891	4,363
	28,825	60,813
Accumulated depreciation and amortization	(8,750)	(4,741)
Total property and equipment, net	$20,075	$56,072

Depreciation expense was $1.8 million and $1.8 million for the three months ended September 30, 2022 and 2021, respectively, and $5.1 million and $2.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Accrued expenses consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
Accrued professional fees	$13,782	$10,238
Accrued products and licenses	17,820	17,889
Accrued interest on debt	2,971	1,227
Accrued payroll and bonuses	5,396	3,939
Accrued taxes in connection with shareholder distribution	120	120
Other accruals	1,149	2,671
Total accrued expenses	$41,238	$36,084

6. Intangible Assets
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
The changes in carrying amounts of intangible assets consisted of the following as of September 30, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
December 31, 2021	$29,506	$54,521	$30,612	$674	$115,313
Additions	—	7,250	—	—	7,250
Amortization	(2,372)	(6,976)	(2,504)	(127)	(11,979)
Impairments	(5,428)	(6,008)	(6,191)	—	(17,627)
Deconsolidation of equity investment	—	(34,449)	—	—	(34,449)
Foreign exchange	—	(2,034)	—	—	(2,034)
September 30, 2022	$21,706	$12,304	$21,917	$547	$56,474

Impairment charges of $16.9 million were recognized during the three months ended September 30, 2022 related to our Thrays and BHS business units and impairment charges of $17.6 million were recognized during the nine months ended September 30, 2022 related to our Thrasys, BHS and TTC business units. No impairment charge was recognized during the three and nine months ended September 30, 2021.
The estimated useful lives of trade names are 3-10 years, the estimated useful lives of technology and intellectual property are 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $2.7 million and $3.5 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $12.0 million and $7.0 million for the nine months ended September 30, 2022 and 2021, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Lease Amortization	Total
Remaining 2022	$717	$726	$618	$38	$2,099
2023	2,076	2,951	2,548	165	7,740
2024	2,076	2,951	2,548	165	7,740
2025	2,076	2,951	2,548	165	7,740
2026	2,076	2,300	2,548	14	6,938
Thereafter	12,685	425	11,107	—	24,217
	$21,706	$12,304	$21,917	$547	$56,474

7. Goodwill
In the three months ended March 31, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired.
As a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of the carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments were below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million.
There were no impairments of goodwill during the three and nine months ended September 30, 2021. We performed our annual goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of the carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million.
The carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance at December 31, 2021	$284,268
Measurement period adjustments	5,403
Impairments	(94,643)
Balance at September 30, 2022	$195,028

8. Debt
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
Debt consisted of the following:

(In thousands)	September 30, 2022	December 31, 2021
2025 Notes	$67,500	$—
2026 Notes	115,000	160,000
Other debt facilities (various maturities and interest rates)	—	3,847
Provider Relief and EIDL Funds	10	123
Seller notes	—	18,680
Total debt	182,510	182,650
Less: unamortized original issue and debt discount	(39,197)	(62,140)
Total debt, net of unamortized original issue and debt discount	143,313	120,510
Less: current portion of debt	(10)	(22,093)
Noncurrent portion of debt	$143,303	$98,417
2026 Unsecured Convertible Notes and Indenture
On January 20, 2021, GigCapital2 entered into convertible note subscription agreements, each dated January 20, 2021 and amended on June 8, 2021, with certain institutional investors, pursuant to which GigCapital2 agreed to issue and sell unsecured convertible notes in a private placement to close immediately prior to the closing of the Business Combinations.
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “2026 Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the 2026 Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. At September 30, 2022 and December 31, 2021, the fair value of the derivative was $0.7 million and $8.0 million, respectively, all of which was included in derivative liability, noncurrent, in our unaudited condensed consolidated balance sheets.
Total interest expense for the three months ended September 30, 2022 was $5.3 million, of which $2.2 million related to contractual interest expense, $2.7 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization and for the nine months ended September 30, 2022 was $17.2 million, of which $7.2 million related to contractual interest expense, $8.9 million related to derivative accretion, and $1.2 million related to debt issuance costs amortization. Total interest expense for the three and nine months ended September 30, 2021 was $1.4 million, of which $0.6 million related to contractual interest expense, $0.7 million related to derivative accretion, and $0.1 million related to debt issuance costs amortization. Total other income for the three months ended September 30, 2022 included a $0.2 million gain on the fair value of the derivative liability. Total other income for the nine months ended September 30, 2022 included a $6.9 million gain on the fair value of the derivative liability.
On August 12, 2022, concurrently and in connection with the issuance of our 2025 senior secured convertible notes and indenture (see below), Oppenheimer & Co. Inc. (“OpCo”) commenced a private offer to repurchase approximately $45.0 million in aggregate principal amount of our 2026 Notes (the “2026 Notes Repurchase”). In connection with the 2026 Notes Repurchase, OpCo entered into a note purchase agreement with each institutional investor pursuant to which OpCo agreed to purchase 2026 Notes from each investor, concurrently with each investor’s purchase of 2025 Notes in the 2025 Notes Offering (see below). At the closing, each investor had the ability to sell $2.0 million in principal amount of 2026 Notes at 100% of par value for each $3.0 million in principal amount of 2025 Notes purchased in the 2025 Notes Offering. Concurrently and in connection with the closing on August 18, 2022, OpCo purchased from each investor the principal amount of the 2026 Notes set forth in each investor’s note purchase agreement, pursuant to and in accordance with the terms thereof. Total other expense for the three and nine months ended September 30, 2022 included a loss on extinguishment of debt of $14.6 million attributed to the unexpended accretion and the write-off of the derivative value on the repurchased 2026 Notes. Following the reverse split of shares, the remaining 2026 Notes are convertible into approximately 1,079,812 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Indenture.
2025 Senior Secured Convertible Notes and Indenture
On August 12, 2022, we entered into an indenture (the “2025 Indenture”) with the Indenture Trustee in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock, following the reverse stock split, with a value of $0.7 million. The 2025 Notes are convertible following the reverse split of our shares into 3,857,142 shares of UpHealth common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require UpHealth to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that UpHealth sells assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. UpHealth may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. UpHealth will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
Total interest expense for the three and nine months ended September 30, 2022 was $1.1 million, of which $1.0 million related to contractual interest expense and $0.1 million related to debt issuance costs amortization.
In December 2022, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 13.53% for our March 15, 2023 interest payment date.

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

Glocal Debt Facilities
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
Glocal’s debt facilities include term loans denominated in Indian Rupees (“INR”) with an aggregate carrying value of $0.7 million (or INR 54 million) as of December 31, 2021. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal Directors. The loans bear interest rates between 11.15% up to 16.25% per annum. During the three and six months ended June 30, 2022, Glocal repaid $0.1 million of the aggregate carrying value of the term loans. As of December 31, 2021 accrued interest on Glocal's debt facilities was $23 thousand and is included in accrued expenses in our unaudited condensed consolidated balance sheets.
Prior to being acquired, Glocal had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; these negotiations were completed in the fourth quarter of 2021 and Glocal was able to realize a forgiveness of debt of approximately $2.3 million.

Convertible Notes
On March 23, 2021, we issued a $4.1 million principal amount, 15.0% convertible note (the “2021 Note”) of which $0.5 million was to be converted and repaid in UpHealth common stock and the remainder in cash. The 2021 Note bears interest at a fixed rate of 15.0% per year, to begin accruing on June 15, 2021 if not repaid previous to this date. Total proceeds received from the 2021 Note were $3.0 million, net of original issue discount of $1.0 million. Additional debt issuance costs of $0.1 million for a placement fee were accrued, and paid at the closing. The principal and accrued interest of the 2021 Note was due and payable by us to the holder on the earlier of (1) the date that is one business day after the closing of the Business Combinations and we begin public trading, (2) the maturity date, which is nine months from the issuance of the 2021 Note, or (3) November 23, 2021, pursuant to its payment provisions. On June 9, 2021, in connection with the closing of the Business Combinations, we paid the holder of the 2021 Note the sum of $3.6 million and the remaining $0.5 million balance due to the holder was converted and exchanged into 5,000 shares of UpHealth common stock. Original issue discount and debt issuance costs of $0.5 million were written-off and a $31 thousand gain on extinguishment of debt was recognized and included in other income, net, including interest income, in our unaudited condensed consolidated statements of operations.
On January 6, 2021, we issued a $1.5 million principal amount, 5.0% convertible note due January 6, 2026 (the “2026 5% Note”). The 2026 5% Note is unsecured and bears interest at a fixed rate of 5.0% per year and, unless earlier converted, the principal and accrued interest of the 2026 5% Note will be due and payable by us at any time on or after the maturity date at our election or upon demand by the holder. On June 9, 2021, in connection with the closing of the Business Combinations, the 2026 5% Note was converted into 15,036 shares of UpHealth common stock, representing the total outstanding principal balance and unpaid accrued interest of $1.5 million and $30 thousand, respectively. A $0.1 million gain on extinguishment was recognized and included in other income, net, including interest income, in our unaudited condensed consolidated statements of operations.

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
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.7 million as of September 30, 2022 and December 31, 2021. The notes bear interest at rates of 3.50% per annum. Notes totaling $0.7 million are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was $0.1 million and $39 thousand as of September 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses in our unaudited condensed consolidated balance sheets. Interest expense was $12 thousand and $12 thousand for the three months ended September 30, 2022 and 2021, respectively, and $34 thousand and $20 thousand for the nine months ended September 30, 2022 and 2021, respectively.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into secured seller notes payable to their former shareholders, of which one secured interest had been perfected. The seller notes accrued interest at specific rates per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of September 30, 2022 and December 31, 2021, the seller notes totaled zero and $18.7 million, respectively.
Accrued interest payable was zero and $0.7 million at September 30, 2022 and December 31, 2021, respectively, and is included in accrued expenses in our unaudited condensed consolidated balance sheets. Interest expense was $0.3 million for the three months ended September 30, 2022 and 2021 and $1.2 million and $1.1 million for the nine months ended September 30, 2022 and 2021, respectively.

9. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2022 and December 31, 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	September 30, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$11,973	$—	$—	$11,973
	$11,973	$—	$—	$11,973
Liabilities:
Derivative liability	$—	$—	$692	$692
Warrant liability	—	61	—	61
	$—	$61	$692	$753

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006
Liabilities:
Derivative liability	$—	$—	$7,977	$7,977
Warrant liability	—	252	—	252
	$—	$252	$7,977	$8,229

Money Market Funds
As of September 30, 2022 and December 31, 2021, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the three and nine months ended September 30, 2022 and the year ended December 31, 2021.
Cash equivalents at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$11,973	$—	$—	$11,973
Total cash equivalents	$11,973	$—	$—	$11,973

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$45,006	$—	$—	$45,006
Total cash equivalents	$45,006	$—	$—	$45,006
Derivative Liability
As of September 30, 2022, the fair value of the derivative was $0.7 million, all of which was included in derivative liability, noncurrent in our unaudited condensed consolidated balance sheets. As of December 31, 2021, the fair value of the derivative was $8.0 million, all of which was included in derivative liability, noncurrent in our unaudited condensed consolidated balance sheets. Total other income for the three months ended September 30, 2022 included a $0.2 million gain on the fair value of the derivative liability. Total other income for the nine months ended September 30, 2022 included a $6.9 million gain on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	September 30, 2022	December 31, 2021
Stock price	$0.53	$2.24
Volatility	95.0%	82.5%
Risk free rate	4.18%	1.18%
Exercise price	$10.65	$10.65
Expected life (in years)	3.69	4.44
Conversion periods	2-5 years	2-5 years
Future share price	$0.01-$31.54	$0.01-$34.05

Private Placement Warrants and PIPE Warrants
As of September 30, 2022, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.70 per warrant, totaling $40 thousand and $21 thousand respectively, and are included in warrant liabilities in our unaudited condensed consolidated balance sheets. As of December 31, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.29 per warrant, totaling $0.2 million and $0.1 million respectively, and are included in warrant liabilities in our unaudited condensed consolidated balance sheets. During the three months ended September 30, 2022, no gain or loss was recorded due to the fair value changes in the Private Placement and the PIPE Warrants. During the nine months ended September 30, 2022, we recorded a gain in the amount of $0.2 million due to the fair value changes in the Private Placement and the PIPE Warrants, which is included in gain in fair value of warrant liabilities in our unaudited condensed consolidated statements of operations.
There were no transfers between fair value levels during the three and nine months ended September 30, 2022 and year ended December 31, 2021.

10. Capital Structure

Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance as of September 30, 2022 (recorded on a post-reverse split basis) were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	983
Stock options outstanding	142
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of Public Warrants	1,725
Shares issuable upon conversion of Private Warrants	57
Shares issuable upon conversion of PIPE Warrants	30
Shares available for future grant under 2021 EIP	755
8,629
Forward Share Purchase Agreement
On June 3, 2021, we entered into a third-party put option arrangement with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, whereby we assumed the obligation to repurchase our common stock at a future date by transferring cash to KAF under certain conditions. Due to its mandatorily redeemable for cash feature, we recorded such obligation as a forward share purchase liability, and the $18.1 million of cash held in escrow as restricted cash, in our unaudited condensed consolidated balance sheets at December 31, 2021. In April 2022, in accordance with the Purchase Agreement, KAF transferred the 170,000 shares of our common stock (such amount prior to the reverse split of shares) to us and we transferred to KAF the $18.5 million in cash previously held in escrow. The shares of common stock are recorded as treasury stock in our unaudited condensed consolidated balance sheets, and following the reverse split, are 170,000 shares of treasury stock.

2015 Cloudbreak Incentive Plan

The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2021	152	$48.10
Options exercised	(10)	$2.40
Outstanding as of September 30, 2022	142	$51.31

2021 Equity Incentive Plan

The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	1,069	$56.30
RSUs granted	75	$21.31
RSUs vested and released	(34)	$21.34
RSUs forfeited	(21)	$19.30
Outstanding as of March 31, 2022	1,089	$56.13
RSUs granted	13	$10.00
RSUs vested and released	(556)	$87.98
RSUs forfeited	(165)	$19.30
Outstanding as of June 30, 2022	381	$16.97

RSUs granted	852	$5.01
RSUs vested and released	(210)	$9.57
RSUs forfeited	(42)	$10.21
Outstanding as of September 30, 2022	981	$8.46

11. Commitments and Contingencies
Commitments
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
We lease various facilities with related parties in accordance with the terms of operating lease agreements that expire at various dates through November 2026. The leases require monthly payments ranging from $32 thousand to $36 thousand.
We lease various facilities and office equipment from third parties in accordance with the terms of operating lease agreements requiring monthly payments ranging from $179 to $60 thousand. The leases expire at various dates through August 2027. In accordance with the lease terms, we may be required to deposit funds with the lessors in the form of a security deposit. The deposits may be returned to us if certain conditions are met, as stated in the lease agreements. Security deposits totaled approximately $0.2 million as of September 30, 2022 and December 31, 2021.
Total rent expense under related party and third-party agreements consisted of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Related party	$202	$—	$602	$—
Third-party	1,125	1,230	3,101	3,085
Sublease income	(146)	(122)	(392)	(155)
Total, net of sublease income	$1,181	$1,108	$3,311	$2,930
During the nine months ended September 30, 2022, we recorded lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office lease.
As of September 30, 2022, future minimum lease payments under non-cancelable operating leases were as follows:

(In thousands)	Related Party	Third- Party	Sublease Income	Minimum Lease Payments, Net of Sublease Income
Remaining 2022	$200	$811	$(118)	$893
2023	814	2,748	(403)	3,159
2024	848	2,415	(408)	2,855
2025	855	1,748	(420)	2,183
2026	323	1,010	(433)	900
Thereafter	—	661	(72)	589
	$3,040	$9,393	$(1,854)	$10,579

In March 2022, we entered into a Commercial Agreement (the “Commercial Agreement”) with McKinsey & Company, Inc. United States and its affiliates (“McKinsey”), which provides that McKinsey will assist in implementing a transformation of UpHealth (the “Project”). As consideration for the services performed under the Commercial Agreement, we will pay McKinsey (i) a fixed fee of $3.0 million, (ii) a fee of $1.2 million, reflecting an amount previously expensed and payment deferred from a previously completed project, (iii) up to $3.0 million of fees based on the achievement of certain milestones, and (iv) incentive fees with a target value of $3.0 million based on the achievement of certain targets. The Commercial Agreement will remain in effect until March 31, 2024, unless earlier terminated by either party in accordance with the terms set forth therein. In the event that the Project is terminated by us, or by McKinsey for cause, we will pay to McKinsey a termination fee in an amount that is to be determined based in part on when the termination occurs and the amount previously paid. As of September 30, 2022, fees accrued under the Commercial Agreement totaled $2.8 million, which is included in accounts payable and accrued expenses in our unaudited condensed consolidated balance sheets and in acquisition, integration, and transformation costs in our unaudited condensed consolidated statements of operations.
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
As a result of events which occurred during the three months ended September 30, 2022, as described in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our unaudited condensed consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
In the opinion of management, after consulting with legal counsel, the costs to be incurred in connection with the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report has had and will continue to have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of September 30, 2022 and December 31, 2021, and is included in accrued expenses in our unaudited condensed consolidated balance sheets.
COVID-19
The COVID-19 pandemic has not had a material adverse impact on our reported results to date and is currently not expected to have a material adverse impact on its near-term outlook; however, we are unable to predict the longer-term impact that the pandemic may have on its business, future results of operations, financial position or cash flows due to numerous uncertainties.
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

12. Income Taxes
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.

For interim period reporting, we record income taxes using an estimated effective tax rate for the period, including the forecasted permanent tax differences and statutory rates in jurisdictions in which we operate. At the end of each interim period, we update the estimated effective tax rate, and if the estimated tax rate changes based on new information, we make a cumulative adjustment in the period. We record the tax effect of an unusual or infrequently occurring item in the interim period in which it occurs as a discrete item of tax. Through the period ended September 30, 2022, as a result of not having a reliable forecast of tax expense for Glocal, we excluded Glocal from our estimated effective tax rate for the period and instead computed an income tax provision for Glocal on a year-to-date discrete basis. Excluding Glocal, our estimated effective tax rate for the remainder of our consolidated group was 9.4%, which is lower than the U.S. federal statutory rate of 21% primarily due to the 162(m) permanent addback, the non deductible interest expense on convertible notes as well as non-deductible book impairment expense on goodwill, partially offset by the impact of state and local income taxes. In the aggregate, these items reduce the forecasted tax benefit that would otherwise be generated on the forecasted pre-tax loss in the U.S., thereby reducing the estimated annual effective tax rate. The operations in India are generally taxed at rates ranging between 25% and 31%.
The income tax benefit (expense) was $13.2 million and $(6.7) million for the three months ended September 30, 2022 and 2021, respectively, and $17.7 million and $0.4 million for the nine months ended September 30, 2022 and 2021, respectively.
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
The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the shareholders for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment in Thrasys, Inc. v. Commissioner (T.C. Memo 2018-199); however, Thrasys prevailed, and the motion was denied. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to Thrasys’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated. Counsel for the IRS has contacted counsel for Thrasys and has offered to join Thrasys in a motion to have the case decided without trial. This and other alternatives are now under consideration. It is not likely this case will be resolved before the end of 2022. Thrasys intends to vigorously defend its position in the case and believes it will prevail if the case is taken to trial. We have accrued $0.2 million, representing probable additional taxes and interest imposed, in other current liabilities in our unaudited condensed consolidated balance sheets.

13. Earnings (Loss) Per Share
Basic income (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted-average number of common shares outstanding. Diluted income (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to UpHealth, Inc.	$(165,762)	$30,757	$(195,645)	$(4,976)
Denominator:
Weighted average shares outstanding(1)	14,842	11,763	14,588	9,519
Diluted effect of stock awards	—	27	—	—
Diluted effect of RSUs	—	17	—	—
Weighted average shares outstanding assuming dilution	14,842	11,807	14,588	9,519
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$(11.17)	$2.61	$(13.41)	$(0.52)
Diluted	$(11.17)	$2.60	$(13.41)	$(0.52)

(1) The shares and earnings per share available to our common stock holders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
(2) The shares and earnings per share as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, Organization and Business).
For the three months ended September 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.1 million of stock options; 1.0 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; and 2026 Notes, convertible into 1.1 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive. For the three months ended September 30, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 22.9 thousand of stock options; and 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive.
For the nine months ended September 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.1 million stock options; 1.0 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; 2026 Notes convertible into 1.1 million shares of common stock at $106.50 per share; and 0.2 million shares of treasury stock acquired under the terms of the forward share purchase agreement, because the effect would be anti-dilutive. For the nine months ended September 30, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.2 million stock options; 0.5 million RSUs; 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share; and 0.2 million shares of treasury stock acquired under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

14. Related Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were none and approximately $0.1 million for the three and nine months ended September 30, 2022 and 2021, respectively. There were no unpaid management fees as of September 30, 2022 and December 31, 2021.
The consulting firm noted in Note 8, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 8, Debt, for related party debt.
See Note 11, Commitments and Contingencies, for leases with related parties.
The Company makes guaranteed payments to related parties. Guaranteed payments aggregated $1.3 million and $1.6 million for the three months ended September 30, 2022 and 2021, respectively and $3.8 million and $4.2 million for the nine months ended September 30, 2022 and 2021, respectively. These amounts are presented in cost of revenues in our unaudited condensed consolidated statements of operations. We had unpaid guaranteed payments of $0.3 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.

Due to and due from related parties consisted of the following:

In thousands	September 30, 2022	December 31, 2021
Due from related parties	$21	$40
Due to related parties	$209	$47

15. Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;

•Virtual Care Infrastructure—through our Cloudbreak and Glocal subsidiaries(1);
•Services—through our Innovations Group, BHS, and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
We evaluate performance based on several factors, of which Revenues, Gross Profit, and Total Assets are the primary financial measures:
Revenues by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$3,795	$11,858	$14,230	$29,427
Virtual Care Infrastructure(1)	14,978	15,284	47,423	22,838
Services	19,893	18,050	56,653	37,625
Total revenues	$38,666	$45,192	$118,306	$89,890

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.

Gross profit by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$2,854	$4,760	$11,385	$14,483
Virtual Care Infrastructure(1)	8,191	5,838	23,779	8,771
Services	7,454	7,349	21,032	13,015
Total gross profit	$18,499	$17,947	$56,196	$36,269

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.

Total assets by segment consisted of the following:

In thousands	September 30, 2022	December 31, 2021
Integrated Care Management	$63,425	156,106
Virtual Care Infrastructure(1)	142,714	217,668
Services	130,408	127,114
Corporate	8,861	68,419
Total assets	$345,408	$569,307

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.

Total assets by geography consisted of the following:

In thousands	September 30, 2022	December 31, 2021
Americas	$324,208	481,705
Asia(1)	21,200	87,602
Total assets	$345,408	$569,307

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements. The probability-weighted fair value of Glocal of $21.2 million is included in equity investment in our unaudited condensed consolidated balance sheets.

16. Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the balance sheet date, other than those events noted below, that require disclosure in our unaudited condensed consolidated financial statements.
As discussed in Note 1, Organization and Business, on December 5, 2022 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of Common Stock effective December 8, 2022. Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout this Quarterly Report on Form 10-Q (this “Quarterly Report”) has been retroactively adjusted to reflect this Reverse Stock Split.
See Item 1. Legal Proceedings in Part II of this Quarterly Report, for events which occurred subsequent to September 30, 2022 pertaining to the Dispute and Litigation Regarding Control of Glocal Board of Directors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Unless otherwise indicated or the context otherwise requires, references in this report (this “Quarterly Report”) to “we,” “our,” “us,” “UpHealth” or the “Company” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II Item 1A. of this in this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on April 18, 2022 (our “Annual Report”) and in any more recent filings with the SEC. The company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
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
As a result of events which occurred during the three months ended September 30, 2022, as described in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal Healthcare Systems Private Limited (“Glocal”). Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our unaudited condensed consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

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

Thrasys Key Business Metrics

Revenues
Thrasys derives revenues broadly through technology licenses and subscriptions revenues, including hosting fees, and services provided to implement, configure, and extend the technology, and train and on-board users on the use of the platform and applications.
Licenses and Subscriptions. License revenues are typically associated with rights granted to customers to deploy the platform to a certain number of care communities of a certain size, usually measured as the total population of patients that can be included within a care community. License revenues are recognized based on the nature of the license provided, either fully on the date license rights are granted to the customer if there are no further performance obligations or ratably over the license term beginning on the effective date of each contract, the date the customer takes possession of the license rights.

Subscription revenues are recurring fees charged for access to the platform and applications. Subscription fees are typically pegged to a measure of use, such as population size, number of providers, members enrolled in programs, or number of members managed by applications. Subscription fees can grow as customers subscribe to additional application features or launch additional programs. Revenues from subscription fees are recognized ratably over the subscription term.

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

Cost of Revenues

Cost of revenues for Thrasys include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment, costs of third-party product licenses embedded with SyntraNetTM, costs of a core professional services team, amortization of capitalized internal-use software development costs, and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. Thrasys also anticipates added costs for third-party licenses that will be added as the scope and footprint of the technology platform expands.

Hosting Infrastructure. Thrasys’ technology and solutions are designed to be agnostic to any particular cloud services provider. Currently, customer environments are hosted through contracts with two cloud service providers. Thrasys anticipates capabilities of cloud service providers to grow, and costs to become increasingly competitive, and will continue to evaluate offerings in the marketplace to determine the optimum mix of security, reliability, scalability, and performance to meet customer needs. Hosting infrastructure costs for Thrasys are related to the number and size of environments deployed for customers and also on the service level agreements (“SLAs”) negotiated with customers. As the average size of customers continues to grow, hosting infrastructure costs are expected to grow as a percentage of revenues.

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

Research and Development (“R&D”) Expenses. Thrasys continues to invest in R&D. The core R&D team consists of a small team of very experienced software developers. Beginning in 2019, Thrasys added considerable capacity via a consulting group with whom it has been working for over ten years. The team, based in Chicago, functioned much like the Thrasys internal team, until they were brought in-house in June 2021. R&D expenses attributed to internal-use software development are capitalized and amortized to cost of revenues. R&D expenses also include an allocation of facilities, information technology, and depreciation costs.

General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues, S&M expenses and R&D expenses.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of Thrasys.

Virtual Care Infrastructure Segment - Cloudbreak and Glocal

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

Cloudbreak’s core offering, known as Martti™, is a video remote interpreting solution that puts qualified and certified medical interpreters at the fingertips of clinical care teams nationwide through Cloudbreak’s proprietary software platform. Having one of the largest installed bases of video endpoints in the nation, Cloudbreak has expanded its operations to include other telemedicine use cases as well, including tele-stroke, tele-psychiatry, tele-urology, and tele-quarantine, among others, all over the same infrastructure. Cloudbreak has also recently launched a home health virtual visit platform enabling its healthcare system partners to see their patients remotely on any device, at anytime, anywhere the patient may be, and in any language they may speak. Cloudbreak’s client base spans the entire healthcare continuum including hospitals and health systems, Federally Qualified Healthcare Centers, urgent care centers, stand-alone clinics and medical practices, employers, and schools.

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

Cloudbreak Key Business Metrics

Revenues

Services. Services revenues are generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Cloudbreak also records ancillary revenues from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, Cloudbreak’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Martti™ device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date.

Products. Products revenues consist of the sale of Martti™ devices to its customers. Sale of Martti™ devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts are typically due within 30 days of the invoice date.

Cost of Revenues

Cost of revenues primarily consist of costs related to supporting and hosting Cloudbreak’s product offerings and delivering services, and include the cost of maintaining Cloudbreak’s data centers, customer support team, and Cloudbreak’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized internal-use software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs.

Operating Expenses

Sales and Marketing Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events including related wages, commissions and travel expenses, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of Cloudbreak.

Glocal Overview
As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
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

While Glocal’s customers are located in regions in India and Southeast Asia, Glocal generates the majority of its revenues in India. Glocal’s telemedicine/HelloLyf CX digital dispensaries have been functional in India mainly through the government and are primarily housed in government facilities, which provide services that are free to the beneficiaries. After successful implementation of projects in the Indian states of Rajasthan, Odisha, and West Bengal, Glocal won a contract to set-up 550+ HelloLyf CX digital dispensaries in the Indian State of Madhya Pradesh, resulting in a total of 750+ government-placed nodes across India.

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

Glocal Key Business Metrics

Revenues

Services. Services revenues are generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.

Products. Products revenues are generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.

Cost of Revenues

Cost of revenues primarily consist of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.

Operating Expenses

Sales and Marketing Expenses. S&M expenses are comprised of compensation and benefits related to Glocal’s sales personnel, travel expenses, and expenses related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M expenses.

Depreciation and Amortization Expenses. Glocal’s operations are capital intensive. Depreciation expense relates to the depreciation of buildings, computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of Glocal.

Services Segment - Innovations Group, TTC and BHS

Innovations Group Overview

Innovations Group is the parent company of the following wholly-owned operating subsidiaries: MedQuest Pharmacy, Inc. (“MedQuest Pharmacy”), WorldLink Medical, Inc (“WorldLink Medical”), Medical Horizons, Inc. (“Medical Horizons”), and Pinnacle Labs, Inc. (doing business as MedQuest Testing Services (“MTS”)).

MedQuest Pharmacy is a full-service compounding pharmacy licensed in 50 states and the District of Columbia that has relationships with both prescribers and patients, dispenses patient-specific medications, and ships directly to patients. The business model is driven by cash-pay and prescription volume-based revenues generated by physician electronic prescription order entry, as well as traditional prescriber-patient-pharmacist interactions, mailed, verbal, and faxed orders. It delivers both compounded and legend (also referred to as manufactured) drugs and is capable of serving as a mail order or national fulfillment center, as a personalized medication administration partner with prescribers, and as a lifestyle wellness direct-to-consumer offering. Its proprietary software and operating system, eMedplus, is Electronic Prescribing of Controlled Substances (“EPCS”) certified by the U.S. Drug Enforcement Administration (“DEA”) and provides prescribers with a full-service prescription management system. In January 2020, eMedplus became SureScripts certified (SureScript’s process is to validate that the software meets certain industry standards related to sending and receiving electronic messages and that it is providing open choice for medication selection and dispensing location), allowing any user of the SureScripts platform to prescribe medications dispensed by MedQuest Pharmacy.

MedQuest Pharmacy is accredited and recognized by the Accreditation Commission for Health Care and its Pharmacy Compounding Accreditation Board, among other high-quality providers and suppliers. MedQuest Pharmacy has achieved this elite level of quality by exceeding standards set by national accreditation bodies and quality-centered organizations.

MedQuest Pharmacy is currently working on expanding its prescriber base, through both current prescribers and new prescribers, through marketing efforts and training via the Worldlink education conferences. Medical Horizons (product brand is NutraScriptives) is also expanding their sales of supplements through the new products like Nutra Direct and Nutra referral programs, which allows physicians to profit from referrals and direct recommendations of Nutra supplements.

Also under the Innovations Group suite of services is WorldLink Medical, which is also known as “The Academy of Preventative and Innovative Medicine,” Medical Horizons, and MedQuest Testing Services. WorldLink Medical is the educational services arm of Innovations Group, providing Continuing Medical Education (“CME”) educational courses accredited as a joint provider through the Accreditation Council for Continuing Medical Education (“ACCME”). Medical Horizons specializes in customized formulations and contract dietary supplement and nutraceuticals manufacturing as an own label distributor with its brand NUTRAscriptivesTM, as well as other brands. Its turnkey solutions include label design, printing, and application; custom packaging; daily packs; a selection of capsule sizes and colors; and convenient auto-reorder services. It features a staff of experts that is committed to excellence and outstanding customer service. MedQuest Testing Services focuses specifically on facilitating diagnostic testing between lab companies, such as LabCorp and Quest Diagnostics, patients, and providers.

Innovations Group Key Business Metrics

Revenues

Products. Products revenues are generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers and patients. The majority of customer revenues are billed and collected before the medications and products are shipped from the facility. MedQuest Pharmacy is Innovation’s largest subsidiary in terms of revenues and generates approximately 60% of its revenues from sales of compounded medications and approximately 40% of its revenues from sales of manufactured medications and supplements.

Services. Services revenues are generated primarily from CME educational courses provided by WorldLink Medical and MedQuest Testing, with the majority coming from WorldLink.

Cost of Revenues

Cost of revenues primarily consist of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services, amortization of capitalized internal-use software development costs, and an allocation of facilities, information technology, and depreciation costs. MedQuest Pharmacy purchases these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. MedQuest Pharmacy is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.

Operating Expenses

Sales and Marketing Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events including related wages, commissions and travel expenses, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M expenses.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, lab equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of Innovations Group.

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

TTC Key Business Metrics

Revenues

Services. TTC generates revenues primarily through services provided to clients in both inpatient and outpatient treatment settings. TTC bills third-party payors weekly for the services provided in the prior week. Client-related services, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. TTC receives the majority of payments from commercial payors at out-of-network rates. Client service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.

TTC provides diagnostic laboratory testing services for its clients, which are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.

Cost of Revenues

Cost of revenues primarily consist of the costs of operating the facilities, professional/doctor fees, and an allocation of information technology and depreciation costs.

Operating Expenses

Sales and Marketing Expenses. S&M expenses consist of costs related to advertising, marketing programs, and events.

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M expenses.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of TTC.

BHS Overview

BHS operates through Psych Care Consultants, LLC, BHS Pharmacy, LLC, and Reimbursement Solutions, LLC, wholly-owned subsidiaries of BHS. Psych Care Consultants, LLC is a medical group that has three medical offices located in the St. Louis Metropolitan area (Missouri) and provides psychiatric and mental health services. BHS Pharmacy, LLC provides retail pharmacy services specializing in behavioral health through services, such as medication management, screenings, online portals, and delivery. Reimbursement Solutions, LLC provides billing services for Psych Care Consultants, LLC (which has allowed for more efficient payment for BHS clinicians) and third-party customers. Services include billings, collections, verification of benefits, authorization, and credentialing.

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

BHS Key Business Metrics

Revenues

Services. Services revenues are generated primarily by providing psychiatric and mental health services and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained.

Products. Products revenues are generated primarily by providing retail pharmacy services through BHS Pharmacy, LLC.

Cost of Revenues

Cost of revenues consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to BHS’ healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. BHS has adopted an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenues generated and ultimately collected for services provided. BHS primarily purchases pharmaceutical medications through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.

Operating Expenses

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues.

Depreciation Expense. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of BHS.

Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as well as Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2021 included in our Annual Report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity:
•Business combinations;
•Identification and reporting of variable interest entities (“VIEs”);
•Goodwill and intangible assets;
•Revenue recognition;
•Capitalized software;
•Valuation of derivatives and warrants; and
•Income taxes.
Identification and Reporting of Variable Interest Entities (“VIE”)

When analyzing whether an entity is a VIE, we assess if (1) the equity is sufficient to finance the entity’s activities without additional subordinated financial support, (2) the equity holders have the right to make significant decisions affecting the entity’s operations, and (3) the holders of the voting rights substantively participate in the gains and losses of the entity. When one of these criteria is not met, the entity is considered a VIE and is assessed for consolidation.

The party that has a controlling financial interest is called a primary beneficiary and consolidates the VIE. The party is deemed to have a controlling financial interest if it has both:
•The power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and
•The obligation to absorb the entity’s losses that could potentially be significant to the VIE or the right to receive benefits from the entity that could potentially be significant to the VIE.

We assess whether we have a controlling financial interest in an entity and, thus, are the primary beneficiary. We identify the activities that most significantly impact the entity’s performance and determine whether we have the power to direct those activities. In conducting the analysis, we consider the purpose, the design, and the risks that the entity was designed to create and pass through to its variable interest holders. Additionally, we assess if we have the obligation to absorb losses or if we have the right to receive benefits of the VIE that could potentially be significant to the entity. If both criteria are met, we have a controlling financial interest in the VIE and consolidate the entity. We monitor changes to the facts and circumstances of the existing involvement with legal entity to determine whether it requires reconsideration of the entity’s designation as a VIE or voting interest entity. For VIEs, we regularly reassess the primary beneficiary determination.
As a result of events which occurred during the three months ended September 30, 2022, as described in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our unaudited condensed consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
The financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements. There are no transactions between the Company and Glocal during the three months ended September 30, 2022.
Aside from the Glocal deconsolidation, there have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a significant impact on our unaudited condensed consolidated financial statements and related notes.
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the three months ended September 30, 2021, the period from March 26, 2021 to September 30, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of September 30, 2022 and for the three months then ended are not included in our unaudited condensed consolidated financial statements.
As of September 30, 2021 and for the three and nine months then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak.
As of September 30, 2022 and for the three months then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Innovations Group, and Cloudbreak, and for the nine months then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Innovations Group, and Cloudbreak for the entire period, and the result of operations for Glocal for the period from January 1, 2022 to June 30, 2022.

The following table sets forth the consolidated results of operations of UpHealth:

(Unaudited, in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2022	2021	$ Change	% Change	2022	2021	$ Change	% Change
Revenues:
Services	$27,600	$21,977	$5,623	26%	$81,382	$45,563	$35,819	79%
Licenses and subscriptions	2,019	10,956	(8,937)	(82)%	10,612	23,759	(13,147)	(55)%
Products	9,047	12,259	(3,212)	(26)%	26,312	20,568	5,744	28%
Total revenues	38,666	45,192	(6,526)	(14)%	118,306	89,890	28,416	32%
Costs of revenues:
Services	13,440	12,434	1,006	8%	42,647	26,497	16,150	61%
License and subscriptions	463	6,350	(5,887)	(93)%	913	13,020	(12,107)	(93)%
Products	6,264	8,461	(2,197)	(26)%	18,550	14,104	4,446	32%
Total costs of revenues	20,167	27,245	(7,078)	(26)%	62,110	53,621	8,489	16%
Gross profit	18,499	17,947	552	3%	56,196	36,269	19,927	55%
Operating expenses:
Sales and marketing	4,771	3,090	1,681	54%	10,983	5,670	5,313	94%
Research and development	2,231	1,916	315	16%	5,600	5,759	(159)	(3)%
General and administrative	13,922	11,452	2,470	22%	42,213	22,481	19,732	88%
Depreciation and amortization	3,336	3,626	(290)	(8)%	13,272	7,496	5,776	77%
Stock-based compensation	2,126	410	1,716	419%	4,588	410	4,178	1,019%
Lease abandonment expenses	—	915	(915)	(100)%	75	915	(840)	(92)%
Goodwill and intangible asset impairment	106,096	—	106,096	—%	112,270	—	112,270	—%
Acquisition, integration, and transformation costs	6,049	1,227	4,822	393%	15,182	36,566	(21,384)	(58)%
Total operating expenses	138,531	22,636	115,895	512%	204,183	79,297	124,886	157%
Loss from operations	(120,032)	(4,689)	(115,343)	2,460%	(147,987)	(43,028)	(104,959)	244%
Other income (expense):
Interest expense	(6,708)	(8,145)	1,437	(18)%	(20,306)	(13,760)	(6,546)	48%
Gain on consolidation of equity investment	—	—	—	—%	—	640	(640)	(100)%
Loss on deconsolidation of subsidiary	(37,708)	—	(37,708)	—%	(37,708)	—	(37,708)	—%
Gain on fair value of derivative liability	223	49,885	(49,662)	(100)%	6,893	49,885	(42,992)	(86)%
Gain on fair value of warrant liabilities	—	373	(373)	(100)%	190	1,447	(1,257)	(87)%
Gain (loss) on extinguishment of debt	(14,610)	—	(14,610)	—%	(14,610)	151	(14,761)	(9,775)%
Other income, net, including interest income	32	259	(227)	(88)%	30	40	(10)	(25)%
Total other income (expense)	(58,771)	42,372	(101,143)	(239)%	(65,511)	38,403	(103,914)	(271)%
Income (loss) before income tax benefit (expense)	(178,803)	37,683	(216,486)	(574)%	(213,498)	(4,625)	(208,873)	4,516%
Income tax benefit (expense)	13,219	(6,695)	19,914	(297)%	17,744	357	17,387	4,870%
Net income (loss) before loss from equity investment	(165,584)	30,988	(196,572)	(634)%	(195,754)	(4,268)	(191,486)	4,487%
Loss from equity investment	—	—	—	—%	—	(561)	561	(100)%
Net income (loss)	(165,584)	30,988	(196,572)	(634)%	(195,754)	(4,829)	(190,925)	3,954%
Less: net income (loss) attributable to noncontrolling interests	178	231	(53)	(23)%	(109)	147	(256)	(174)%
Net income (loss) attributable to UpHealth, Inc.	$(165,762)	$30,757	$(196,519)	(639)%	$(195,645)	$(4,976)	$(190,669)	3,832%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Services	71%	49%	69%	51%
Licenses and subscriptions	5%	24%	9%	26%
Products	23%	27%	22%	23%
Total revenues	100%	100%	100%	100%
Costs of revenues:
Services	35%	28%	36%	29%
License and subscriptions	1%	14%	1%	14%
Products	16%	19%	16%	16%
Total costs of revenues	52%	60%	52%	60%
Gross profit	48%	40%	48%	40%
Operating expenses:
Sales and marketing	12%	7%	9%	6%
Research and development	6%	4%	5%	6%
General and administrative	36%	25%	36%	25%
Depreciation and amortization	9%	8%	11%	8%
Stock-based compensation	5%	1%	4%	—%
Lease abandonment expenses	—%	2%	—%	1%
Goodwill and intangible asset impairment	274%	—%	95%	—%
Acquisition, integration, and transformation costs	16%	3%	13%	41%
Total operating expenses	358%	50%	173%	88%
Loss from operations	(310)%	(10)%	(125)%	(48)%
Other income (expense):
Interest expense	(17)%	(18)%	(17)%	(15)%
Gain on consolidation of equity investment	—%	—%	—%	1%
Loss on deconsolidation of subsidiary	(98)%	—%	(32)%	—%
Gain on fair value of derivative liability	1%	110%	6%	55%
Gain on fair value of warrant liabilities	—%	1%	—%	2%
Gain (loss) on extinguishment of debt	(38)%	—%	(12)%	—%
Other income, net, including interest income	—%	1%	—%	—%
Total other income (expense)	(152)%	94%	(55)%	43%
Income (loss) before income tax benefit (expense)	(462)%	83%	(180)%	(5)%
Income tax benefit (expense)	34%	(15)%	15%	—%
Net income (loss) before loss from equity investment	(428)%	69%	(165)%	(5)%
Loss from equity investment	—%	—%	—%	(1)%
Net income (loss)	(428)%	69%	(165)%	(5)%
Less: net income (loss) attributable to noncontrolling interests	—%	1%	—%	—%
Net income (loss) attributable to UpHealth, Inc.	(429)%	68%	(165)%	(6)%
Due to the timing of UpHealth’s acquisitions of TTC, Glocal, Innovations Group, and Cloudbreak, and the deconsolidation of Glocal during the third quarter of 2022, the numbers presented above are not directly comparable between periods.
Three months ended September 30, 2022 and 2021
Revenue
In the three months ended September 30, 2022, revenues were $38.7 million, a decrease of $6.5 million, or 14%, compared to $45.2 million in the three months ended September 30, 2021. Services revenues increased $5.6 million, primarily due to a $3.6 million increase in the Virtual Care Infrastructure segment due to increases in both new clients and additional revenues from existing clients at Cloudbreak, partially offset by decreased revenues from the deconsolidation of Glocal. Products revenues decreased $3.2 million, primarily resulting from the deconsolidation of Glocal. Licenses and subscriptions revenues decreased $8.9 million, primarily due to Thrasys' loss of a contract with a European customer.

We expect revenues to increase in 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal. In addition, we expect revenues to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments.

Cost of Revenues
In the three months ended September 30, 2022, cost of revenues was $20.2 million, a decrease of $7.1 million, or 26%, compared to $27.2 million in the three months ended September 30, 2021. Cost of services increased $1.0 million, primarily due to a $0.5 million increase in the Virtual Care Infrastructure segment resulting from increased revenues at Cloudbreak, partially offset by the deconsolidation of Glocal, and a $0.7 million increase in the Services segment primarily resulting from increased compensation and contract labor costs to support revenue growth at TTC in the three months ended September 30, 2022. Cost of products decreased $2.2 million, primarily due to the deconsolidation of Glocal. Cost of licenses and subscriptions declined $5.9 million, primarily due to Thrasys' loss of a contract with a European customer.
We expect cost of revenues to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of revenues may fluctuate as a percentage of our total revenues (gross margin %) from period to period due to the changes in the percentage of revenues contributed by each of our segments. This growth will be partially offset by the deconsolidation of Glocal.
Operating Expenses
Sales and Marketing. In the three months ended September 30, 2022, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $4.8 million, compared to $3.1 million in the three months ended September 30, 2021. The increase in S&M expenses was largely due to a $0.6 million increase in S&M expenses at Thrasys for business development, a $0.5 million increase in S&M expenses at Cloudbreak due to increased commission expenses resulting from increased revenue, a $0.4 million increase in corporate S&M expenses related to additional headcount, and a $0.2 million increase in S&M expenses at TTC due to increased headcount to support new business.
We expect the rate of growth in S&M expenses to decrease for the foreseeable future as we target investment in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities. This growth will be partially offset by the deconsolidation of Glocal.
Research and Development. In the three months ended September 30, 2022, R&D expenses, which primarily consisted of compensation and benefits expenses and other administrative costs related to the software development teams, were $2.2 million compared to $1.9 million in the three months ended September 30, 2021. The increase in R&D expenses was largely due to an increase in compensation and benefits at Cloudbreak for ongoing initiatives, net of an increase in the capitalization of internal-use software development costs.
We expect the rate of growth in R&D expense to decrease for the foreseeable future as we target investment in the development of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize internal-use software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as internal-use software development costs.
General and Administrative. In the three months ended September 30, 2022, G&A expenses, which primarily consisted of compensation and benefits expenses and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M and R&D expenses, were $13.9 million, compared to $11.5 million in the three months ended September 30, 2021. The increase in G&A expenses of $2.4 million was largely due an increase of approximately $4.3 million in corporate expenses, primarily related to increased professional and legal fees of $2.9 million and increased compensation and benefits of $1.9 million due to increased headcount, partially offset by a decrease of approximately $2.1 million in the Services and Virtual Care Infrastructure segments primarily due to reductions in headcount and decreases in professional fees.
We expect the rate of growth in G&A expense to decrease at corporate as we build out our executive, finance, human resources, legal, facilities, and information technology teams, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business and pursue litigation or arbitration or defend ourselves in litigation. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the three months ended September 30, 2022, depreciation and amortization expenses were $3.3 million, primarily consisting of $2.7 million of amortization of intangible assets and $0.6 million of depreciation related to property, plant and equipment, net of allocations to cost of revenues. In the three months ended September 30, 2021 depreciation and amortization expenses were

$3.6 million, primarily consisting of $3.5 million of amortization of intangible assets and $0.1 million of depreciation related to property and equipment, net of allocations to cost of revenues. The decrease in depreciation and amortization expenses was primarily due to the deconsolidation of Glocal, partially offset by increased amortization related to the increased capitalization of internal-use software development costs in the Integrated Care Management segment and increased depreciation related to additions to property, plant and equipment in the Services segment.
We expect depreciation and amortization expenses to increase in fiscal 2022 due to a full year of operations for TTC, Innovations Group and Cloudbreak, which were acquired in the first half of 2021, increased amortization related to the increased capitalization of internal-use software development costs, and increased depreciation related to additions to property, plant and equipment, partially offset by the deconsolidation of Glocal.
Stock-Based Compensation. In the three months ended September 30, 2022, stock-based compensation expenses were $2.1 million, related to grants under equity incentive plans. In the three months ended September 30, 2021, stock-based compensation expenses were $0.4 million, related to grants under equity incentive plans. We expect stock-based compensation expenses to continue to increase for the remainder of fiscal 2022 as we continue to make grants under our equity incentive plan to new and existing employees.
Goodwill and Intangible Asset Impairment. An impairment charge of $106.1 million was recognized in the three months ended September 30, 2022, consisting of a $104.4 million impairment charge at Thrasys and a $1.7 million impairment charge at BHS resulting from our impairment test performed during the three months ended September 30, 2022 due to identified indicators of impairment. No impairment charge was recognized in the three months ended September 30, 2021.
Acquisition, Integration and Transformation Costs. In the three months ended September 30, 2022, acquisition, integration and transformation costs were $6.0 million, primarily related to professional fees for on-going litigation and business transformation. In the three months ended September 30, 2021, acquisition, integration and transformation costs were $1.2 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak and UpHealth Holdings’ merger with UpHealth.
Other Income (Expense)
In the three months ended September 30, 2022, other expense was $58.8 million, primarily consisting of $37.7 million due to the loss on the deconsolidation of Glocal, $14.6 million of loss on extinguishment of debt and $6.7 million of interest expense, partially offset by a $0.2 million of gain on fair value of derivative liability. In the three months ended September 30, 2021, other income was $42.4 million, primarily consisting of a $49.9 million gain on fair value of derivative liability, $0.4 million gain on fair value of warrants and $0.3 million of other income, net, partially offset by $8.1 million of interest expense.
Income Tax Benefit (Expense)
In the three months ended September 30, 2022, the income tax benefit was $13.2 million. In the three months ended September 30, 2021, the income tax expense was $6.7 million.
Income tax benefit reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements.
Nine months ended September 30, 2022 and 2021
Revenue
In the nine months ended September 30, 2022, revenues were $118.3 million, an increase of $28.4 million, or 32%, compared to $89.9 million in the nine months ended September 30, 2021. Services revenues increased $35.8 million, primarily due to an increase of $29.0 million in the Virtual Care Infrastructure segment resulting from a full period of operations in the nine months ended September 30, 2022 at Cloudbreak, which was acquired in June 2021, and increases in both new clients and additional revenues from existing clients at Cloudbreak, partially offset by the deconsolidation of Glocal, and an increase of $8.9 million in the Services segment resulting from a full period of operations in the nine months ended September 30, 2022 at Innovations Group, which was acquired in April 2021. Products revenues increased $5.7 million, primarily due to a full period of operations in the nine months ended September 30, 2022 at Innovations Group. Licenses and subscriptions revenues declined $13.1 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenues from an amended contract with an existing customer.

We expect revenues to continue to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal. In addition, we expect revenues to increase for the foreseeable future as we invest in advertising and marketing, as well as in the integration and development of our technology platforms across each of our segments.

Cost of revenues
In the nine months ended September 30, 2022, cost of revenues was $62.1 million, an increase of $8.5 million, or 16%, compared to $53.6 million in the nine months ended September 30, 2021. Cost of services increased $16.2 million, primarily due to an increase of $12.8 million in the Virtual Care Infrastructure segment resulting from a full period of operations in the nine months ended September 30, 2022 at Cloudbreak, which was acquired in June 2021, as well as increases in both new clients and additional revenues from existing clients at Cloudbreak, partially offset by the deconsolidation of Glocal, and due to an increase of $3.4 million in the Services segment resulting from a full period of operations in the nine months ended September 30, 2022 at Innovations Group, which was acquired in April 2021. Cost of products increased $4.4 million, primarily due to a full period of operations in the nine months ended September 30, 2022 at Innovations Group. Cost of licenses and subscriptions revenues declined $12.1 million, primarily due to Thrasys' loss of a contract with a European customer.
We expect cost of revenues to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Innovations Group and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal. In addition, we expect cost of revenues to increase for the foreseeable future, commensurate with the growth in our revenue. Our cost of revenues may fluctuate as a percentage of our total revenues (gross margin %) from period to period due to the changes in the percentage of revenues contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the nine months ended September 30, 2022, S&M expenses, which primarily consisted of advertising, marketing programs, and events, including related wages, commissions and travel expenses, were $11.0 million, compared to $5.7 million in the nine months ended September 30, 2021. The increase in S&M expenses was largely due to a full period of operations in the nine months ended September 30, 2022 for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as TTC, which was acquired in the first quarter of 2021, partially offset by the deconsolidation of Glocal.
We expect S&M expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Innovations Group and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal. In addition, we expect our S&M expenses to increase for the foreseeable future as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the nine months ended September 30, 2022, R&D expenses, which primarily consisted of compensation and benefits expenses and other administrative costs related to the Thrasys’ software development teams, were $5.6 million compared to $5.8 million in the nine months ended September 30, 2021. The decrease in R&D expenses was largely due to an increase in the capitalization of internal-use software development costs.
We expect R&D expenses to increase in fiscal 2022 as compared to fiscal 2021, and for the foreseeable future, as we continue to invest in the development and integration of our technology platforms across each of our segments. Our R&D expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize internal-use software development costs. Historically, the majority of our technology and development costs have been expensed, except those costs that have been capitalized as internal-use software development costs.
General and Administrative. In the nine months ended September 30, 2022, G&A expenses, which primarily consisted of compensation and benefits expenses and other administrative costs related to the executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M and R&D expenses, were $42.2 million, compared to $22.5 million in the nine months ended September 30, 2021. The increase in G&A expenses of $19.7 million was largely due an increase of approximately $12.0 million in corporate expenses, primarily related to increased professional and legal fees and increased compensation and benefits due to increased headcount, and to a lesser extent, a full period of operations in the nine months ended September 30, 2022 for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as TTC and Glocal, which were acquired in the first quarter of 2021.
We expect G&A expenses to increase in fiscal 2022 as compared to fiscal 2021 due to a full year of operations for TTC, Innovations Group and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal, and an increase in expenses at corporate as we build out our executive, finance, human resources, legal, facilities, and information technology teams, net of savings we expect to realize as we continue to integrate and centralize G&A functions across our segments. In addition, we expect our G&A expenses to increase for the foreseeable future as we continue to grow our business and pursue litigation or arbitration or defend ourselves in litigation. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the nine months ended September 30, 2022, depreciation and amortization expenses were $13.3 million, primarily consisting of $12.0 million of amortization of intangible assets and $2.5 million of depreciation related to property and equipment, net of allocations to cost of revenues. In the nine months ended September 30, 2021 depreciation and amortization expenses were $7.5 million, primarily consisting of $7.0 million of amortization of intangible assets and $0.5 million of depreciation related to property and equipment, net of allocations to cost of revenues. The increase in depreciation and amortization expenses was largely due to a full period of amortization expense related to intangible assets in the nine months ended September 30, 2022 for Innovations Group and Cloudbreak, which were acquired in the second quarter of 2021, as well as TTC and Glocal, which were acquired in the first quarter of 2021, net of the deconsolidation of Glocal, as well as increased amortization expense related to the increased capitalization of internal-use software development costs in the Integrated Care Management segment and increased depreciation related to additions to property, plant and equipment in the Services segment.
We expect depreciation and amortization expenses to increase in fiscal 2022 due to a full year of operations for TTC, Innovations Group and Cloudbreak, which were acquired in the first half of 2021, increased amortization related to the increased capitalization of internal-use software development costs, and increased depreciation related to additions to property, plant and equipment, partially offset by the deconsolidation of Glocal.
Stock-Based Compensation. In the nine months ended September 30, 2022, stock-based compensation expenses were $4.6 million, related to grants under equity incentive plans. In the nine months ended September 30, 2021, stock-based compensation expenses were $0.4 million, related to grants under equity incentive plans. We expect stock-based compensation expenses to continue to increase in fiscal 2022 as we continue to make grants under our equity incentive plan to new and existing employees.
Lease Abandonment Expenses. In the nine months ended September 30, 2022, we recorded a lease abandonment accrual in the amount of $0.1 million related to office spaces we vacated during the period. In the nine months ended September 30, 2021, we recorded a lease abandonment accrual in the amount of $0.9 million related to office spaces we vacated during the period.
Goodwill and Intangible Asset Impairment. In the nine months ended September 30, 2022, we recorded a goodwill and intangible asset impairment of $112.3 million, primarily consisting of an $104.4 million impairment charge at Thrasys and a $1.7 million impairment charge at BHS, resulting from our impairment test performed during the three months ended September 30, 2022 due to identified indicators of impairment, as well as a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $17.6 million trade name intangible asset impairment at TTC during the three months ended March 31, 2022. No impairment charge was recognized in the nine months ended September 30, 2021.
Acquisition, Integration and Transformation Costs. In the nine months ended September 30, 2022, acquisition, integration and transformation costs were $15.2 million, primarily consisting of consulting, legal, and severance costs incurred to integrate and transform the businesses. In the nine months ended September 30, 2021, acquisition, integration and transformation costs were $36.6 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak and UpHealth Holdings’ merger with UpHealth.
Other Income (Expense)
In the nine months ended September 30, 2022, other expense was $65.5 million, primarily consisting of the loss of $37.7 million due to the deconsolidation of Glocal, $20.3 million of interest expense and $14.6 million of loss on extinguishment of debt, partially offset by a $6.9 million of gain on fair value of derivative liability and a $0.2 million gain on fair value of warrant liabilities. In the nine months ended September 30, 2021, other income was $38.4 million, primarily consisting of a $49.9 million gain on fair value of derivative liability, a $1.4 million gain on fair value of warrant liabilities, a $0.6 million gain on consolidation of equity investment and a $0.2 million gain on extinguishment of debt, partially offset by $13.8 million of interest expense.
Income Tax Benefit
In the nine months ended September 30, 2022, the income tax benefit was $17.7 million. In the nine months ended September 30, 2021, the income tax benefit was $0.4 million.
Income tax benefit reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements.

Segment Information
We evaluate performance based on several factors, of which revenues and gross profit by operating segment are the primary financial measures.
Revenues
Revenues by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$3,795	$11,858	$14,230	$29,427
Virtual Care Infrastructure(1)	14,978	15,284	47,423	22,838
Services	19,893	18,050	56,653	37,625
Total revenues	$38,666	$45,192	$118,306	$89,890
Three Months Ended September 30, 2022 and 2021. Revenues from the Virtual Care Infrastructure segment decreased $0.3 million, due to the deconsolidation of Glocal in the three months ended September 30, 2022, partially offset by increases in both new clients and additional revenues from existing clients at Cloudbreak. Revenues from the Services segment increased $1.8 million, primarily due to increased services from an existing client at TTC and increased revenues at Innovations Group resulting from adding new patients and providers and heightened conference attendance compared to the three months ended September 30, 2021, partially offset by a reduction in the number of billable encounters and prescription volumes at BHS. Revenues from the Integrated Care Management segment decreased $8.1 million, primarily due to Thrasys' loss of a contract with a European customer.
Nine Months Ended September 30, 2022 and 2021. Revenues from the Virtual Care Infrastructure segment increased $24.6 million, primarily resulting from a full period of operations in the nine months ended September 30, 2022 at Cloudbreak, which was acquired in June 2021, as well as increases in both new clients and additional revenues from existing clients at Cloudbreak, partially offset by the deconsolidation of Glocal. Revenues from the Services segment increased $19.0 million, primarily due to a full year of operations at Innovations Group and TTC, which were acquired in the first half of 2021. Revenues from the Integrated Care Management segment decreased $15.2 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenues from an amended contract with an existing customer.
Gross profit
Gross profit by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2022	2021	2022	2021
Integrated Care Management	$2,854	$4,760	$11,385	$14,483
Virtual Care Infrastructure (1)	8,191	5,838	23,779	8,771
Services	7,454	7,349	21,032	13,015
Total gross profit	$18,499	$17,947	$56,196	$36,269
Three Months Ended September 30, 2022 and 2021. Gross profit from the Virtual Care Infrastructure segment increased $2.4 million, primarily due to increased revenues at Cloudbreak resulting from increases in both new clients and additional revenues from existing clients, partially offset by the deconsolidation of Glocal. Gross profit from the Services segment decreased $0.1 million. Gross profit from the Integrated Care Management segment decreased $1.9 million, primarily due to Thrasys' loss of a contract with a European customer.
Nine Months Ended September 30, 2022 and 2021. Gross profit from the Virtual Care Infrastructure segment increased $15.0 million, primarily due to a full period of operations in the nine months ended September 30, 2022 at Cloudbreak, which was acquired in June 2021, as well as increases in both new clients and additional revenues from existing clients at Cloudbreak, partially offset by the deconsolidation of Glocal. Gross profit from the Services segment increased $8.0 million, primarily due to a full period of operations in the nine months ended September 30, 2022 at Innovations Group and TTC, which were acquired in the first half of 2021. Gross profit from the Integrated Care Management segment decreased $3.1 million, primarily due to Thrasys' loss of a contract with a European customer, net of increased revenues with minimal cost from an amended contract with an existing customer.
Liquidity and Capital Resources

As of September 30, 2022 and December 31, 2021, we had free cash on hand of $22.6 million and $58.2 million, respectively. Excluded from free cash on hand as of September 30, 2022, was $7.0 million in funds held in a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory. As of September 30, 2022, we had no restricted cash. As of December 31, 2021, we had restricted cash of $18.6 million, representing $18.1 million of funds held in an escrow account as agreed in a forward share purchase agreement (see Note 10, Capital Structure, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for further information) and $0.5 million of funds held at our Glocal business.
We believe our current cash, restricted cash, and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report on Form 10-Q.

Cash Flows
The following tables summarize cash flows for the nine months ended September 30, 2022 and 2021 (unaudited):

	Nine Months Ended September 30,
(In thousands)	2022	2021
Net cash used in operating activities	$(17,551)	$(48,409)
Net cash (used in) provided by investing activities	(13,995)	2,637
Net cash (used in) provided by financing activities	(22,188)	112,522
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(459)	(807)
Net (decrease) increase in cash, cash equivalents, and restricted cash	$(54,193)	65,943
As UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the nine months ended September 30, 2022, cash used in operating activities was $17.6 million, primarily attributed to the net loss of $195.8 million, partially offset by $172.0 million of net non-cash items (loss on deconsolidation of Glocal, depreciation, intangible amortization, loss on extinguishment of debt, debt issuance cost amortization, impairments, and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $6.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $10.5 million due to delayed payments to vendors, partially offset by an increase in accounts receivable of $5.2 million due to net aging of receivables. In the nine months ended September 30, 2021, cash used in operating activities was $48.4 million, primarily attributed to the net loss of $4.8 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $6.7 million, partially offset by $36.9 million of non-cash items (depreciation, deferred tax adjustments, gain on extinguishment of debt, loss on fair value of warrant liabilities, and debt issuance cost amortization). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $27.6 million due to billed and unbilled receivables from two customers during the quarter that were not collected as of June 30, 2021, partially offset by an increase in accounts payable and accrued expenses of $16.5 million due to delayed payments to vendors.
In the nine months ended September 30, 2022, cash used in investing activities was $14.0 million, primarily consisting of purchases of property and equipment and capitalization of internal-use software development costs. In the nine months ended September 30, 2021, cash provided by investing activities was $2.6 million, primarily consisting of net cash acquired in acquisition of businesses.
In the nine months ended September 30, 2022, cash used in financing activities was $22.2 million, primarily consisting of repayments of debt obligations of $48.2 million, repayments of seller notes of $18.7 million, the repayment of the forward share purchase of $18.5 million and payments of capital lease obligations of $2.5 million, partially offset by proceeds from convertible debt of $67.5 million. In the nine months ended September 30, 2021, cash provided by financing activities was $112.5 million, primarily consisting of proceeds from convertible debt of $164.5 million and proceeds from merger and recapitalization transaction of $83.4 million, partially offset by repayments of seller notes of $99.2 million, repayments of debt of $23.3 million and payments of amounts due to members of $4.3 million.

Debt
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our debt.
On August 12, 2022, we entered into an indenture (the “2025 Indenture”) with the Indenture Trustee in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes. The 2025 Notes are convertible following the reverse stock split of our shares into 3,857,142 shares of UpHealth common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require UpHealth to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that UpHealth sells assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. UpHealth may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. UpHealth will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
In December 2022, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 13.53% for our March 15, 2023 interest payment date.
Contractual Obligations and Commitments
See Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
As of September 30, 2022, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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

Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of September 30, 2022, because of the material weaknesses in our internal control over financial reporting described below.
Our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of September 30, 2022 due to the following material weaknesses:

•Lack of appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to our unaudited condensed consolidated financial statements;
•Lack of appropriately designed information technology general controls in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process; and
•Lack of appropriately designed and implemented controls over the following:
◦    Recording of revenues in accordance with ASC Topic 606, Revenue from Contracts with Customers, at certain subsidiaries. Specifically, we had errors in our revenue recognition pertaining to the determination of whether a contract exists, the identification of performance obligations, and the timing and amount of revenues to be recognized;
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
No misstatements have been identified in our unaudited condensed consolidated financial statements as a result of these material weaknesses.

Changes in Internal Control Over Financial Reporting

As of September 30, 2022, we are engaged in the process of the design, documentation, implementation, and testing of our internal control over financial reporting in a manner commensurate with the scale of our operations post-Business Combinations. As of September 30, 2022, all of the US entities are live on a new Enterprise Resource Planning (“ERP”) system and we have implemented additional controls as a result. Additionally, we have hired and are hiring additional accounting staff to assist with the preparation of account reconciliations, the implementation and performance of monitoring controls, and the remediation of segregation of duties issues.

Remediation of the Material Weaknesses

During the year ended December 31, 2021, we began remediation efforts to address the material weaknesses identified, including enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, the implementation of Section 404 of the Sarbanes-Oxley Act, and the implementation of a new ERP system. As of September 30, 2022, all of the US entities are live on the ERP system. The material weaknesses will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We have completed initial documentation of entity-level controls and controls over our business processes and are nearing completion of initial documentation of information technology general controls. We are also in the process of remediating control gaps, have begun testing our entity-level controls and controls over our business processes, and will soon begin testing information technology general controls. We anticipate we will complete the remaining remediation and testing by March 2023.

Part II - Other Information
Item 1. Legal Proceedings
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in Note 11, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report.

Jeffery R. Bray and Chirinjeev Kathuria v. Avi Katz, et al., and UpHealth, Inc., C.A. No. 2022-0489-LWW

As further described in the Current Report on Form 8-K that the Company filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 10, 2022, on June 6, 2022, the then Co-Chairman of the Board, Dr. Chirinjeev Kathuria (“Kathuria”), and the Company’s Chief Legislative Affairs Officer, Jeffery R. Bray (“Bray”), filed a complaint in the Court of Chancery of the State of Delaware (the “Court of Chancery”) against the Company as nominal defendant, and as defendants, the following members of the Company’s Board – the Company’s then‑other Co Chairman of the Board, and now, sole Chairman of the Board, Dr. Avi Katz, current directors Dr. Raluca Dinu, Agnès Rey Giraud and Nate Locke and now former directors, Neil Miotto and Moshe Bar-Siman-Tov, entitled Jeffery R. Bray and Chirinjeev Kathuria v. Avi Katz, et al., and UpHealth, Inc., C.A. No. 2022-0489-LWW (the “Complaint”). The plaintiffs, together with various other stockholders of the Company (collectively, the “Voting Group”) were parties to a voting agreement providing Bray with a proxy to vote at the 2022 Annual Meeting of Stockholders of the Company the shares of common stock of the Company held or beneficially owned by such stockholders in favor of the election to the board of directors of the Company of director nominees selected by the mutual agreement of Kathuria and Bray. The Complaint sought declaratory and injunctive relief to require the Company to schedule and hold a special meeting of the Company’s stockholders on August 4, 2022 and to enjoin the 2022 Annual Meeting of Stockholders then scheduled to occur on June 28, 2022, until after the special meeting of stockholders is held. As discussed in more detail in the Current Report on Form 8-K filed with the SEC on June 10, 2022, the Complaint alleged that the defendant directors breached their fiduciary duties with respect to various aspects of the 2022 Annual Meeting of Stockholders and the nomination of individuals to be elected at such annual meeting.

On June 24, 2022, the Court of Chancery declined to enter preliminary injunctive relief to require the Company to schedule and hold a special meeting, but did rule to delay the 2022 Annual Meeting of Stockholders then scheduled to occur on June 28, 2022 to a later undetermined date to allow the Court of Chancery to conduct a trial which the Court of Chancery intended to conduct in the fourth quarter of 2022. Notwithstanding the foregoing, and as described in the Current Report on Form 8-K filed with the SEC on August 2, 2022, on August 2, 2022, the Court of Chancery, at the request of the plaintiffs, dismissed the Complaint with prejudice. As a result, the Court of Chancery did not conduct a trial and the 2022 Annual Meeting of Stockholders proceeded to occur on December 5, 2022.

Dispute and Litigation Regarding Control of Glocal Board of Directors

As further described in a Current Report on Form 8-K that the Company filed with the SEC on October 3, 2022 (the “October 3 Current Report”), on November 20, 2020, the Company, then known as GigCapital2, Inc., entered into a Business Combination Agreement to acquire UpHealth Holdings, Inc., a Delaware corporation (“Holdings”). The acquisition of Holdings by the Company was completed on June 9, 2021. At the time of the acquisition of Holdings, Holdings owned five direct subsidiaries, one of which is Glocal Healthcare Systems Private Limited, an Indian company with its registered office in Kolkata, West Bengal, India (“Glocal”). Although Glocal is a direct subsidiary of Holdings, which currently owns 94.81% of the equity of Glocal, Holdings currently has no representatives on the board of directors of Glocal. Rather, the board of directors of Glocal consists of three individuals who have constituted such board since before Holdings acquired any ownership interest in Glocal — Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Azim (“Richa Azim”, and together with Sabahat Azim, the “Azims”) and Gautam Chowdhury (“Chowdhury”, and together with the Azims, the “Glocal Board”).

As also described in the October 3 Current Report, following the closing of the acquisition of Holdings by the Company, Holdings has endeavored to have the Glocal Board appoint Holdings’ designees to the board of Glocal as provided for in the Amendment Agreement (as defined below). To date, the Glocal Board has not complied with the terms of the Amendment Agreement to appoint Holdings’ designees to the board of Glocal, and has deliberately acted to obstruct those appointments. As described in the October 3 Current Report, as a result, Holdings attempted to convene an Extraordinary General Meeting of the shareholders of Glocal (the “EGM”) where it, as the owner of 94.81% of the equity of Glocal, could vote in proportion to its shareholding to elect its designees to the board of Glocal and also to amend the Articles of Association of Glocal to provide that its designees would have certain affirmative voting rights on the board of Glocal. In July 2022, during the pendency of the lawsuit brought by Bray and Kathuria described above, Holdings sent a written request to the Glocal Board to call an EGM, which request was not acted upon by the Glocal Board. Following this, on August 15, 2022, Holdings, as a supermajority shareholder, used a procedure provided for under Indian law and the Articles of Association of Glocal to requisition the EGM. Following that requisition, the Glocal Board called the EGM and set it for September 26, 2022.

As also described in the October 3 Current Report, notwithstanding the Glocal Board calling the EGM and setting it for September 26, 2022, on September 21, 2022, all three members of the Glocal Board (i.e., the Azims and Chowdhury) and an employee and shareholder of Glocal (collectively, the “Petitioners”) filed a petition in India before the National Company Law Tribunal, Kolkata Bench (the “NCLT”) against Glocal and Holdings, wherein the Petitioners claim that there was on October 30, 2020 an oral agreement entered into between Holdings and the Azims whereby Holdings would allegedly invest money into Glocal and would “just be an investor” but would not be involved with the operations of Glocal or be acquiring controlling equity ownership of Glocal, and that the Azims could allegedly “at will require [Holdings] to exit [Glocal] and return the investment . . . as long as [the Azims] were in a position to return the investment of [Holdings] with a reasonable interest i.e., return on their [sic] investment.” The petition states that this alleged oral agreement preceded the entry on October 30, 2020 into the Share Purchase Agreement (the “SPA”) between Holdings, Glocal, and various shareholders of Glocal, including the Azims, Chowdhury and Kimberlite Social Infra Private Limited, an Indian entity of which the Azims are equity owners and the sole directors (“Kimberlite”), by which Holdings has acquired its ownership of 94.81% of the equity of Glocal. The petition also states that, notwithstanding the contrary terms of the SPA to this purported oral agreement, the Azims would be able to return to Holdings “the investment with a reasonable interest, i.e., return on its investment at the opportune time”, which the Azims now purport to want to do, and the Petitioners claim that Holdings allegedly refuses to do in breach of the alleged oral agreement. As a result, the Petitioners requested that the NCLT declare that Holdings is not entitled to certain of the shares of Glocal that Holdings owns and that such shares be cancelled and their prior issuance to Holdings be declared null, void and illegal; enjoin Holdings from representing that it is a shareholder of Glocal; enjoin the EGM of Glocal from being held on September 26, 2022; and prevent the election of Holdings’ designees and the amendments to the Articles of Association from being approved at the EGM.

As also described in the October 3 Current Report, contrary to the above claims made by the Petitioners, there was no oral agreement between the Azims and Holdings made on October 30, 2020, or at any other time. In conjunction with the acquisition of Holdings by the Company in 2021, the Company prepared and filed with the SEC a Registration Statement on Form S-4. Sabahat Azim was involved with the preparation of this Registration Statement, as was Kathuria, who was the President of Holdings on October 30, 2020. Neither Kathuria nor anyone else at Holdings ever disclosed to the Company as part of either the Business Combination Agreement or the preparation of the Registration Statement that there was an oral agreement between the Azims and Holdings. Nor did Sabahat Azim make such disclosure to the Company or inform the Company that the Registration Statement needed to be revised to reflect the existence of an oral agreement. Furthermore, Kathuria confirmed in a meeting of the full board of directors of the Company held on September 21, 2022 that neither he nor anyone else at Holdings ever discussed or entered into such oral agreement.

As also described in the October 3 Current Report, at a hearing before the NCLT held on September 23, 2022, on this basis, Indian counsel to Holdings informed the NCLT that (i) there is no such oral agreement as alleged by the Petitioners, and that the controlling agreement is the SPA, (ii) under the terms of the SPA, Holdings has acquired 94.81% equity ownership of Glocal, (iii) the Azims acquired shares of common stock of the Company, and (iv) the Azims, as members of the Voting Group, attempted earlier this year to leverage their ownership of shares of common stock of the Company to advance both Sabahat Azim and another shareholder of Glocal, Meleveetil Damodaran (“Damodaran”, who is the former Chairman of the Securities and Exchange Board of India (“SEBI”)), becoming a director of the Company. Indian counsel to Holdings further informed the NCLT that these facts, together with Sabahat Azim having been involved with the preparation of various filings made by the Company with the SEC, which filings stated that Holdings was acquiring Glocal (consistent with the covenant included in the Amendment Agreement that is described below in “Background Context”), and having made no mention of the purported oral agreement to enable the Azims to return the investments of Holdings, contravened the sudden claim of the Petitioners that there is an oral agreement. Indian counsel to Holdings also provided legal arguments as to why the EGM could not be enjoined, and that the board of Glocal should be reconstituted to add Holdings’ designees and that the Articles of Association of Glocal should be amended as proposed. As described in the October 3 Current Report, at the hearing, the NCLT verbally directed Glocal to delay the holding of the EGM on September 26, 2022, from 11:00 a.m. Indian time to 2:00 p.m. Indian time to enable the NCLT to issue a written ruling on the matter.

As also described in the October 3 Current Report, on September 26, 2022, with Holdings, three of the shareholders of Glocal who were not parties to the SPA (the “Non-Party Glocal Shareholders”), and seventeen other shareholders of Glocal (including the Azims and Chowdhury) in attendance, Sabahat Azim commenced the EGM at 11:00 a.m. Indian time but then adjourned the meeting to 2:00 p.m. Indian time pursuant to the NCLT’s direction, at which time he re-opened the EGM. Shortly after the EGM was re-opened, the NCLT issued its written ruling, denying the request to enjoin the EGM, and ordering that the board of Glocal should be reconstituted to add Holdings’ designees, and that the reconstituted board of Glocal should act to amend the Articles of Association of Glocal. The NCLT’s written ruling stated that Holdings is the majority shareholder of Glocal and the Petitioners hold only a “miniscule shareholding” in [Glocal] that “does not come to his [sic] aid in an attempt to thwart the proposed call for the EGM given by [Glocal] itself.” Sabahat Azim was informed during the EGM of the written ruling of the NCLT. Notwithstanding the written ruling that the Glocal board be reconstituted to add Holdings’ designees, and provisions of Indian law and the Articles of Association that provide that the holders of more than 10% of the shares of an Indian corporation may demand for a vote by the polling of shares at the EGM, and Holdings having so demanded for a vote by the polling of shares, Sabahat Azim illegally refused to do so, and instead called for the vote at the EGM by a show of hands of the Glocal shareholders in attendance at the EGM, with the motions for the election of Holdings’ designees being defeated by a vote of 4-17, with only Holdings and the Non-Party Glocal Shareholders voting in favor of these motions. The amendment of the Articles of Association of Glocal similarly failed. Following the EGM, Holdings and each of the Non-Party Glocal Shareholders filed a polling record and sent a written protest to the Glocal Board on the outcome of the EGM.

As also described in the October 3 Current Report, Holdings is also acting to obtain financial statements from Glocal for the fiscal quarter ended September 30, 2022. Under Indian law, Glocal was obligated to call its annual general meeting of shareholders by September 30, 2022, and to prepare its Indian statutory audited financial statements; however, the Glocal Board has not done either. In further breach of their obligations, as described in the October 3 Current Report, the Glocal Board had prevented the accounting firm that had been engaged to work on the preparation of the Indian statutory audited financial statements from entering Glocal’s offices, and the Petitioners have even asserted in their petition to the NCLT that the engagement of this accounting firm is evidence of alleged undue control by Holdings of Glocal. As separately disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 14, 2022 (the “November 14 Current Report”), this separate accounting firm that served as Glocal’s auditors has expressed concern over the actions of the Glocal Board and has stated to Holdings that it is uncertain whether it will be able to complete its review of the financial statements for Glocal for the fiscal quarter ended September 30, 2022. As further disclosed in the November 14 Current Report, subsequent to the filing of the October 3 Current Report, that separate accounting firm has since resigned as the auditors of Glocal, citing to developments in Glocal related to the announced dispute between the Glocal Board and Holdings. As a result of this resignation, a review of the financial statements for Glocal for the fiscal quarter ended September 30, 2022 has not yet been conducted. Furthermore, Glocal has not yet delivered to Holdings such financial statements.

The SPA provides that any dispute, controversy, or claim arising under or relating to it or any breach or threatened breach of it (an “Arbitrable Dispute”) will be resolved by final and binding arbitration administered by the International Court of Arbitration of the International Chamber of Commerce (the “ICA”). In light of the above-described breaches by the Glocal Board and Glocal (collectively, the “Emergency Arbitration Respondents”), on October 25, 2022, Holdings submitted an application (the “Emergency Application”) to the ICA for emergency measures, including a request that the emergency arbitrator issue the following orders:

(i) Directing the Emergency Arbitration Respondents, both individually and jointly, to immediately provide to Holdings, and to any PCAOB-registered accounting firm identified by Holdings, access to all financial statement(s), data, documents, books and records necessary to be consolidated into UpHealth’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, in the form and manner requested (the “Financial Statements Request”);

(ii) Directing the Emergency Arbitration Respondents, both jointly and individually, to cooperate with any PCAOB-registered accounting firm identified by Holdings in their review of the information provided pursuant to the Financial Statements Request, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications (the “Cooperation Request”); and

(iii) Restraining the Emergency Arbitration Respondents, both jointly and individually, from making, or causing to be made, any changes to the authorized signatory to access approximately US$7 million in funds held in a designated “Share Account” maintained with a leading bank in India for which the Chief Financial Officer of the Company is the sole authorized signatory (the “Share Account Request”).

On October 27, 2022, the President of the ICA appointed an Emergency Arbitrator to hear and decide the claims stated in the Application. On November 9, 2022, the Emergency Arbitrator conducted a hearing on the matter where the Emergency Arbitration Respondents were represented by counsel. On November 10, 2022, the Emergency Arbitrator issued a temporary restraining order that restrained the Emergency Arbitration Respondents as requested by Holdings in the Share Account Request. On November 16, 2022, the Emergency Arbitrator issued an order that included the following:

(i) Declares that the Emergency Arbitrator has jurisdiction to rule on the Application.

(ii) Declares that the requests made in the Application are admissible.

(iii) Directs the Emergency Arbitration Respondents, both individually and jointly, to immediately provide to Holdings, and to any PCAOB-registered accounting firm identified by Holdings, access to all unaudited financial statement(s), data, documents, books and records necessary to be consolidated into UpHealth’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, in the form and manner requested (i.e., the Financial Statements Request).

(iv) Directs the Emergency Arbitration Respondents, both jointly and individually, to cooperate with any PCAOB-registered accounting firm identified by Holdings in their review of the information provided pursuant to the Financial Statements

Request, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications (i.e., the Cooperation Request).

(v) Orders the Emergency Arbitration Respondents jointly and individually to refrain from taking any steps to access the funds in the Share Account (i.e., the Share Account Request).

Furthermore, on November 4, 2022, Holdings filed a Request for Arbitration before the ICA against Glocal, the Azims, Chowdhury, Damodaran and Kimberlite (the “Arbitration Respondents”), for breach of the SPA, obstruction of Holdings’ exercise of its statutory rights under the Indian Company Act as a super-majority shareholder of Glocal, and misrepresentation. Holdings seeks an order for the following relief in the arbitration:

(i) Declaring that Holdings is the 94.81% super majority shareholder in Glocal;

(ii) Declaring that Holdings has good and marketable title over 94.81% of the shareholding in Glocal, free and clear of all encumbrances and together with all rights, title, interest and benefits appertaining thereto;

(iii) Issuing a permanent mandatory injunction that among other things:

(a) Directs the Arbitration Respondents to take all necessary steps to (i) convene a meeting of the Glocal Board to appoint Holdings’ designee(s) as director(s) of the Glocal Board, and (ii) and, at that meeting, authorizes the appointment of Holdings’ designee(s) as director(s) of the Glocal Board; and

(b) Directs the Arbitration Respondents, both individually and jointly, to (i) convene a general meeting to approve and authorize the amendment of the Articles of Association of Glocal, (ii) approve and authorize the amendment of the Articles of Association of Glocal, (iii) take all necessary steps under Indian law to ensure Holdings is provided a right for its designee on the Glocal Board to act as the Chairman of the general meeting, having the right to exercise a casting vote in case of a deadlock, and (iv) at the general meeting, if demanded the voting method prescribed by the Companies Act, which contemplates that when a poll of all shareholders is demanded by any member holding more than one-tenth of the total voting power, the chair of the meeting is obligated to carry out the poll; and

(iv) Ordering Azim, Richa Sana Azim, Chowdhury, Damodaran and Kimberlite to, jointly and severally, pay damages to Holdings in the amount of the difference between (i) the value Holdings expected to receive from the Glocal shares it purchased through the SPA, based on the representations of Azim, Richa Sana Azim, Chowdhury, Damodaran and Kimberlite about Glocal before the SPA was signed, and (ii) the value Holdings has received from the Glocal shares it purchased through the SPA. The precise amount of damages Azim, Richa Sana Azim, Chowdhury, Damodaran and Kimberlite owe to Holdings will be quantified later in these proceedings but is no less than US$150 million.

The parties are awaiting the constitution of the arbitral tribunal by the ICC. Each of the Arbitration Respondents have written to the ICC seeking to not have the arbitration proceed, including the Emergency Arbitration Respondents claiming that there is no jurisdiction for an arbitration, in part due to the existence of the proceeding before the NCLT, and Damodaran claiming that he should not have to bear the expense of an arbitration notwithstanding having been a party to the SPA and receiving significant consideration from Holdings for the sale of shares of Glocal.

On December 23, 2022, the High Court of Calcutta, India, Commercial Division (the “High Court”), in the case entitled, UpHealth Holdings, Inc. v. Glocal Healthcare Systems Private Limited and Ors, on an application by Holdings against the Emergency Arbitration Respondents under Section 9 of the Indian Arbitration and Conciliation Act, 1996, to enforce the order of the Emergency Arbitrator, issued a ruling stating that there are :

“two crucial facts which are unassailable are that (a) [Holdings] in terms of the [SPA] has invested a substantial sum of money aggregating to approximately to Rs. 2100 crores and (b) [Holdings] is the single largest majority shareholder of [Glocal] holding approximately 94.5% shares in [Glocal], whereas, [the Azims and Chowdhury] being the erstwhile promoters of [Glocal] hold a miniscule shareholding in the company.”

On this basis, the High Court ruled that the proceeding before the NCLT cannot be a bar to the arbitration process and that the order of the Emergency Arbitrator should be enforced.

Background Context

As described in the October 3 Current Report, Sabahat Azim executed the SPA on behalf of himself, Glocal and Kimberlite; Richa Azim and Chowdhury each executed the SPA on behalf of themselves; and Kathuria, the then-President of Holdings, executed the SPA on behalf of Holdings.

As also described in the October 3 Current Report, the SPA provided that Holdings would acquire a majority stake of the share capital of Glocal. This was to be accomplished in multiple steps. First, Holdings would acquire from two institutional investor shareholders of Glocal all of the shares held by one of such shareholders and certain of the shares held by the other of such shareholders, representing approximately 43.46% of the outstanding equity of Glocal. This uncontested acquisition occurred on November 20, 2020. Second, Holdings would make an investment into Glocal of $3.0 million pursuant to a rights offering by Glocal that was open to all Glocal equity owners. Holdings made the $3.0 million payment to Glocal pursuant to the rights offering on March 26, 2021, and received shares in Glocal at that time, but it was at that time decided that Holdings would be obligated to pay additional amounts as a capital contribution over the next year in the amount of approximately $8.95 million as part of the rights offering. Subsequently, Glocal made a call for the additional capital contribution and Holdings made the second payment of approximately $8.95 million to Glocal pursuant to the rights offering on June 16, 2021, to complete the payment for the rights offering shares. With the issuance of the rights offering shares by Glocal, Holdings increased its ownership to approximately 90.4% of the outstanding equity of Glocal. Third, on May 14, 2021, Holdings acquired the remaining shares of Glocal held by one of the institutional investor shareholders of Glocal which had sold shares of Glocal in the first step and delivered as acquisition consideration a certain number of Holdings shares and a promissory note. Fourth, the SPA provided that Holdings would acquire for the payment of cash additional shares of Glocal held by the shareholder parties to the SPA, including the Azims, Chowdhury and Kimberlite. This acquisition occurred during the summer of 2021, and as a result of such acquisition, Holdings’ ownership of Glocal was increased to approximately 92.2% of the equity of Glocal. Fifth, in August 2021, Glocal made a private placement of shares to Holdings with slightly more than half of the payment for this private placement being made in August 2021, and the remaining amounts to be paid over the following twelve months, with Holdings making the last payment on August 15, 2022. The issuance of the private placement shares in August 2021 increased Holdings’ ownership to 94.81% of the equity of Glocal. Under the terms of the SPA, the Azims, Chowdhury and Kimberlite, among other Glocal shareholders, were not selling all of their shares in Glocal. As a final step, there is an option for Holdings to acquire the remaining shares held by such Glocal shareholders. This option has not yet been exercised. Pursuant to the terms of the SPA, and as a result of the acquisition of the shares of Glocal by Holdings, the Azims and Kimberlite became the beneficial owners of shares of common stock of Holdings which were held by Eligere Limited Liability Company (“Eligere”).

As also described in the October 3 Current Report, on November 20, 2020, the parties to the SPA amended the SPA, (the “Amendment Agreement”). The Amendment Agreement, among other things, provided that after acquisition by Holdings of most of the shares of Glocal held by the Azims, Chowdhury and Kimberlite, the Glocal Board would convene and hold a meeting at which resolutions would be passed approving and authorizing the appointment of Holdings’ “designee(s) as director(s) to the Board” of Glocal. In addition, the Amendment Agreement added as a covenant to the SPA, the following provision:

“All Parties agree that the commercial intent is through the transactions contemplated by the SPA [Holdings] shall eventually own 100% of the [Glocal] Share Capital. To that end, [the Azims, Chowdhury, Kimberlite and one other Glocal shareholder] shall cooperate with [Holdings] to increase [Holdings’] ownership in [Glocal] after the [date by which Holdings increased its ownership to 94.81% of the equity of Glocal] in a form and manner acceptable to [Holdings].”

As also described in the October 3 Current Report, as a result of the acquisition of Holdings by the Company, the shares of common stock of Holdings owned by Eligere were converted into shares of common stock of the Company. According to a Form 3/A filed by Eligere, Kimberlite and the Azims with the SEC on August 11, 2022, Eligere owns for the benefit of Kimberlite and the Azims a total of 6,116,842 shares of the common stock of the Company, Kimberlite beneficially owns 684,981 shares of the common stock of the Company, Sabahat Azim beneficially owns 2,716,319 shares of the common stock of the Company, and Richa Azim beneficially owns 2,715,542 shares of the common stock of the Company.

Notwithstanding what was sought by the Voting Group, neither Azim nor Damodaran were accepted by the board of directors of the Company as a director nominee.

As also described in the October 3 Current Report, prior to the Glocal Board calling the EGM and setting it for September 26, 2022, the Non-Party Glocal Shareholders had brought both civil and criminal action in India against the Azims regarding the acquisition of the equity interests in Glocal held by the Non-Party Glocal Shareholders and alleged mismanagement by the Glocal Board and oppression of the minority shareholder rights of the Non-Party Glocal Shareholders. The criminal action against the Azims is still pending in India.

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

The ongoing coronavirus (COVID-19) pandemic has impacted our business, financial condition, results of operations and growth and may continue to do so.

The COVID-19 pandemic has adversely affected workforces, organizations, customers, economies and financial markets globally, initially leading to an economic downturn, followed by supply chain disruptions and inflationary pressures and increased market volatility. The continued duration and severity of this pandemic remains unknown, and the extent of the business disruption and financial impact depend on factors beyond our knowledge and control, making it difficult for us to accurately predict the duration or magnitude of any additional adverse results of the outbreak and its effects on our business, results of operations or financial condition.

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

Healthcare organizations around the world have faced, and will continue to face, nurse, doctor and provider shortages. This created challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of patients with COVID-19, supply, resource and capital shortages and overburdening of staff and resource capacity. These measures may divert patients away from our businesses that provide products and services direct to consumers and from procedures in healthcare facilities that utilize our products and services, which could harm our results of operations and revenue. However, the impacts of the COVID-19 pandemic on the healthcare industry have resulted in some favorable impacts, such as the increased usage of virtual care capabilities. We believe that this trend presents significant opportunities for our Virtual Care Infrastructure segment, provided that they are maintained as COVID-19 restrictions are lifted.

Our continued access to sources of liquidity also depends on multiple factors, including global economic conditions, the condition of global financial markets, the availability of sufficient amounts of financing and our operating performance. There is no guarantee that debt or equity financing will be available in the future to fund our obligations, or that it will be available on commercially reasonable terms, in which case we may need to seek other sources of funding.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

The operating results of our six subsidiary company businesses have in the past varied, and our operating results in the future could vary, significantly from quarter-to-quarter and year-to-year. Furthermore, as a result of ongoing disputes with the Glocal Board as described above, as of July 1, 2022, we are not including the operating results of Glocal in our consolidated financial statements. We may fail to match past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

•the addition or loss of large customers, including through acquisitions or consolidations of such customers;
•seasonal and other variations in the timing of our sales and implementation cycles, especially in the case of our large customers;
•travel restrictions, shelter in place orders and other social distancing measures implemented by public health officials, and the impact of such measures on economic, industry and market conditions, customer spending budgets and our ability to conduct business;
•the timing of recognition of revenue, including possible delays in the recognition of revenues due to unpredictable implementation timelines;
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

Our debt agreements contain restrictions that may limit our flexibility in operating our business, and any default on our secured credit facility could result in foreclosure by our secured noteholders on our assets.

Our Indenture governing our 2025 Notes, Security Agreement and related documents contain, and instruments governing any future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•create liens on certain assets;
•incur additional debt or issue new equity;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell certain assets.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in a default under our secured credit facility or instruments governing any future indebtedness of ours. Additionally, our credit facility for the 2025 Notes is secured by substantially all of our assets and those of our domestic subsidiaries. Upon a default, unless waived, the lenders under our secured credit facility could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to such lenders to secure our obligations under our Security Agreement and force us into bankruptcy or liquidation. In addition, a default under our secured credit facility could trigger a cross default under agreements governing any future indebtedness as well as the Indenture governing our 2026 Notes. Our results of operations may not be sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our secured credit facility, our unsecured credit facility or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In addition, the 2025 Notes mature on December 15, 2025. There are no assurances that that we will have sufficient funds available to satisfy the 2025 Notes at maturity, or that the holders will elect to convert the 2025 Notes into shares of our common stock prior to or at the time of maturity.

As of September 30, 2022, we were in compliance with all covenants and restrictions associated with our debt agreements. The failure to file this Quarterly Report by a date that was 15 days after the date when it was required to be filed pursuant to the regulations of the SEC constituted a failure to comply with the covenants of our debt agreements, but such failure has been cured by the filing of this Quarterly Report.

In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all.

The prior operations of our subsidiary companies consumed substantial amounts of cash since their respective inceptions. We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the nine months ended September 30, 2022 and 2021, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $17.6 million and $48.4 million, respectively.

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

In addition, a significant portion of the purchase price of businesses we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations. We performed a goodwill impairment assessment as of December 31, 2021, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of all three segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $297.9 million. Furthermore, as a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million. In addition, in the nine months ended September 30, 2022, we recorded a goodwill and intangible asset impairment of $112.3 million, primarily consisting of an $104.4 million impairment charge at Thrasys and a $1.7 million impairment charge at BHS, resulting from our impairment test performed during the three months ended September 30, 2022 due to identified indicators of impairment, as well as a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC during the three months ended March 31, 2022.

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

Although the Company conducted due diligence on UpHealth Holdings and Cloudbreak in connection with the Business Combinations, the Company cannot assure you that this diligence revealed all material issues that may be present in UpHealth Holdings’ or Cloudbreak’s business, as applicable, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the Company’s, UpHealth Holdings’ and Cloudbreak’s control will not later arise. As a result, the Company may be forced to write-down or write-off assets in the future, restructure its operations, consolidate or deconsolidate a variable interest entity (“VIE”), or incur impairment or other charges that could result in losses.

As a result of events which occurred during the three months ended September 30, 2022, as described in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal Healthcare Systems Private Limited (“Glocal”). Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our unaudited condensed consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed in Dispute and Litigation Regarding Control of Glocal Board of Directors of Item 1. Legal Proceedings in Part II of this Quarterly Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

Even if the Company’s due diligence successfully identified certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with the Company’s preliminary risk analysis. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. Furthermore, as a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million. In addition, in the nine months ended September 30, 2022, we recorded a goodwill and intangible asset impairment of $112.3 million, primarily consisting of an $104.4 million impairment charge at Thrasys and a $1.7 million impairment charge at BHS, resulting from our impairment test performed during the three months ended September 30, 2022 due to identified indicators of impairment, as well as a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC during the three months ended March 31, 2022. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

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

On December 5, 2022 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of Common Stock effective December 8, 2022. Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout this Quarterly Report has been retroactively adjusted to reflect this Reverse Stock Split. Although the Reverse Stock Split has resulted in our stock price being brought above $1.00, in order to come into compliance with the continued listing standards of the NYSE, we will need to maintain our stock price above $1.00 for a period of time following the Reverse Stock Split. If that does not occur, then the NYSE could determine that we do not satisfy its continued listing standards.

Resales of our shares of common stock could depress the market price of our common stock.

We have approximately 15,054,431 shares of common stock outstanding as of December 28, 2022. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration

(none of which remain subject to a contractual lockup period), and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2021. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description

3.1
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation, effective December 8, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 8, 2022).

3.2
Second Amended and Restated Bylaws of UpHealth, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 24, 2022).

4.1
Indenture, dated August 18, 2022, by and between UpHealth, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.1#
Employment Agreement, dated May 10, 2022, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.2	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.3†
Security Agreement, dated August 18, 2022, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as collateral agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.4	Form of Note Purchase Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 29, 2022.

UPHEALTH, INC.

By:	/s/ Samuel J. Meckey
Name:	Samuel J. Meckey
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)