Form 10-K
period 2022-12-31
UpHealth, Inc.
filed 2023-03-31
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
UpHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware		83-3838045
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

14000 S. Military Trail,	Suite 203	33484
Delray Beach,	Florida
(Address of principal executive offices)		(Zip Code)
(888) 424-3646
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH	New York Stock Exchange
Redeemable Warrants, exercisable for one share of Common Stock at an exercise price of $115.00 per share	UPH.WS	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act:    ______________
(Title of Class)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was $33.8 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons or entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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
The registrant had outstanding 16,784,476 shares of common stock, $0.0001 par value per share, as of March 30, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

PART I
Item 1.    Business

A full discussion of the general development of our business and information about our legal predecessor is included in the section entitled “Business” in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission (“SEC”) on April 18, 2022 (the “2021 Annual Report”). The following discussion provides an update to the general development of our business and includes material developments that have occurred since the date the 2021 Annual Report was filed and incorporates by reference the full discussion in the 2021 Annual Report, which is available here.

OUR BUSINESSES

Overview

The terms “we,” “our,” “us,” “its,” “UpHealth,” or the “Company” used in this Annual Report on Form 10-K (this “Annual Report”) refer to UpHealth, Inc. and its subsidiaries.

UpHealth is a healthcare technology and technology-enabled services company with a mission to enable high quality, affordable, and accessible healthcare for all. Our three distinct, yet complementary business platforms—Integrated Care Management, Virtual Care Infrastructure and Services—empower health systems, health plans, employers, and government agencies and ministries to improve patient and provider experience, quality, access, and population health, and to reduce the cost of healthcare and eliminate wasteful spending.

The ability to ingest complex healthcare data and apply health care expertise and insights allows us to serve people, care providers, payors, communities and governments with innovative digital technology products and services to help our customers solve many of the challenges facing healthcare today.

Integrated Care Management combines technology, data, and clinical expertise to empower payors and providers with the guidance and tools they need to improve population health through its SyntraNetTM platform. This platform improves overall health system performance by leveraging distinctive capabilities in data and analytics, health information exchanges, pharmacy care services, health care operations, and population health. Integrated Care Management serves the healthcare marketplace, including payors, providers, governments, and life sciences.

Virtual Care Management leverages digital health tools, technology, data, and analytics to provide telehealth solutions, which use electronic information and telecommunications technologies to support and promote long-distance clinical health care, patient and professional health-related education, public health and health administration, and virtual care infrastructure solutions to improve access to healthcare and to resolve health disparities across the care continuum. Virtual Care Management serves the healthcare marketplace, including providers, health systems, and government agencies.

Our Services platform provides behavioral health, mental health, and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our Services business serves the healthcare marketplace, including direct patient care, government agencies, and providers.

Completed Business Combinations

On June 9, 2021, UpHealth acquired (a) UpHealth Holdings, Inc. (“UpHealth Holdings”) and its subsidiaries, which became a wholly owned subsidiary, in an exchange of shares of UpHealth common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition, and (b) Cloudbreak Health, LLC (“Cloudbreak”), which became a wholly owned subsidiary, in an exchange of shares of UpHealth common stock for all of the Cloudbreak membership units issued and outstanding immediately prior to the effective time of the acquisition. In connection with the closing of the acquisition of UpHealth Holdings, certain promissory notes owed by UpHealth Holdings which became due at the closing of the acquisition of UpHealth Holdings were paid in cash, and the remaining promissory notes owed by UpHealth Holdings were assumed. In connection with the closing of the acquisition of Cloudbreak, certain promissory notes owed by Cloudbreak which were due at the closing of the acquisition of Cloudbreak were paid in cash.

Upon completion of the transactions, UpHealth structured its business across three segments: (a) Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”); (b) Virtual Care Infrastructure—through its subsidiaries Glocal Healthcare Systems Private Limited (“Glocal”) and Cloudbreak; and (c) Services—through its subsidiaries Innovations Group, Inc. (“Innovations Group”), Behavioral Health Services, LLC (“BHS”) and TTC Healthcare, Inc. (“TTC”).

After undergoing a process launched in the second half of 2021 designed to help us determine how to tie the various components of the businesses brought together between November 2020 and June 2021 that we launched in the summer of 2021, in 2022, we turned to transforming our business strategy to create a company that can profitably fulfill our mission as an integrated whole. By considering our previous financial performance, we determined that it was necessary for us to pivot and to focus on fewer investments for growth. As a result, we sought to establish a company that will deliver high-quality, predictable revenue streams, conserve cash and readjust our operating expenses, and improve operational excellence. This led us to make the following decisions with regard to our reporting segments:

•As a result of the previously disclosed ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. These issues and disputes are described in our Current Reports on Form 8-K filed with the SEC on October 3, 2022 and November 14, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on December 29, 2022, as well as in Part I, Item 3, Legal Proceedings, of this Annual Report. Accordingly, although Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, it is not included in the Virtual Care Infrastructure business discussion for the latter six months of 2022. As of March 31, 2023, the operations of Glocal remain deconsolidated from the rest of UpHealth as we continue to pursue all legal recourse against the founders of that business.

•On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale is expected to close in the second quarter of 2023, subject to the completion of required regulatory filings. Innovations Group’s financial results are included in the discussion of full year 2022 results for the Services business, as they are considered held-for-sale.

•At the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind down our provider practice in Missouri. As such, BHS results for 2022 are included in the full year 2022 results for the Services business.

Following all of these changes, our reporting structure remains the same. We have three business segments: (a) Integrated Care Management, which has evolved from the legacy Thrasys business; (b) Virtual Care Infrastructure, which uses MarttiTM, a platform developed by the legacy Cloudbreak business; and (c) Services, which is focused on behavioral health services using a platform created by the legacy TTC business.

Going forward, UpHealth will offer patient-centric digital health technologies and technology-enabled services to manage health and behavioral health across our strategic business segments. We are focused on integrating the value streams represented across these three product and service lines, and focusing on building more data and analytics capabilities to complement our technology. Additionally, we are working on a partnership to incorporate artificial intelligence (“AI”) into our core product offerings. As of December 31, 2022, UpHealth, Inc. served:

•Approximately 9 million lives on its Integrated Care Management platform in California and other states;
•Approximately 3 million lives where we provided telehealth services at over 2,800 U.S. healthcare venues;
•Over 10,000 patients since opening were provided behavioral health services; and
•Over 300,000 lives, and 18,500 prescribers, for whom we filled over 10 million prescriptions at an average of 1,049 prescriptions per day.

Market Opportunity

In December 2022, the World Health Organization Global Report measured the global healthcare market at $9 trillion, including public and private spending and ranging across the spectrum of healthcare services. We believe that this market is broken, fragmented, and in great need of change. According to government data from the Centers for Medicare & Medicaid Services (“CMS”), national health expenditure in the United States alone was $4.3 trillion in 2021, representing 18.3% of Gross Domestic Product (“GDP”).

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

We believe there is a heightened demand for digital services that can improve the management of population health and care delivery, eventually leading to the “practice” of digital health. We believe these advancements are leading to a convergence of technology, data, analytics, information, and connectivity to improve health care and health outcomes.

We are building a sustainable, scalable business that provides digital health technology and technology enabled services that enhance the patient and the provider experience, improve population health, and reduce healthcare costs. We are creating solutions that improve access to high quality, affordable care by connecting stakeholders in the healthcare ecosystem with digital tools and workflows. Doing this will position UpHealth as an indispensable partner to payors, providers and patients as they evolve to the practice of digital health.

An additional area of focus for us going forward is data and analytics. The U.S. Healthcare Analytics market is projected to grow from $35 billion in 2022 to $167 billion in 2030. Market growth drivers will include:

•Tech-led, and tech-enabled services will create more value in an otherwise slow-adopting healthcare environment;
•Expansion of labor pool will increase the need for data and analytic tools to drive more efficient workflows;
•Continued move into risk bearing models, across primary care and specialty-focused models;
•Data-focused plays around a (partially) unified patient record will likely see an acceleration; and
•Increased relevance and opportunities in carve outs while near-term importance of proving business model stability and Return on Investment (“ROI”) become more critical.

We currently work with some of the largest payors in the California market where we have implemented Health Information Exchange systems and technology platforms to improve patient engagement in community-based care. The size of the data and analytics market in California alone is projected to grow over 20% per year for the next decade. We currently have over 3 billion unique data points across our 12 million covered lives. Our data includes claims and encounter data, clinical data, social determinants of health data, consumer data and medical care adherence data. We are working to use that data to help our clients make better decisions about their businesses and we intend to use this asset to supplement our technology products and services to create greater value for our clients.

Integrated Care Management

Integrated Care Management is our healthcare technology business that serves organizations that pay for healthcare, including health plans and state, federal and municipal agencies that ensure the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family, and community has access to the care they need.

“Integrated care” is the collaboration among health professionals to provide complete treatment to patients and improve overall well-being. Our Integrated Care Management business is powered by the SyntraNetTM technology platform and applications. SyntraNetTM is a configurable integrated health management platform that enables clinical and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations—especially individuals with complex medical, behavioral health, and social needs.

SyntraNetTM creates virtual “care communities” – logical networks of organizations, care managers and service providers – that function as an integrated care team to deploy programs to improve health, quality, performance, efficiency, and costs.

Core features of the platform include the ability to:

• Create virtual, cross-sector care communities;
• Integrate and organize information from a wide range of health and social health data sources;
• Gain insight into health, risks, and opportunities with advanced analytics;
• Qualify and enroll groups into programs;
• Coordinate care teams across the continuum of care; and
• Analyze and report on various measures of success.

Our Integrated Care Management platform provides health plans and provider groups the ability to manage health with new value-based models of care. Our clients include the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.

Integrated Care sells its products primarily through its direct sales force, strategic collaborations and external producers in two key areas: payors including health plans and third-party administrators and public entities including state and local health care agencies. Revenue is derived from license fees, recurring subscription fees, and professional services for implementation.

Virtual Care Infrastructure

Virtual Care Infrastructure is a technology and technology-enabled services business that connects healthcare systems with platforms, analytics and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on UpHealth to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

Powered by Martti™, Virtual Care Infrastructure is a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. The Virtual Care Infrastructure business segment has one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States. Through its integrated telehealth and language access services, the platform serves as the digital front door to in-hospital care. The MarttiTM platform provides digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in.

In 2022, MarttiTM expanded its operations by leveraging its existing platform to include other telemedicine use cases, such as telestroke, teleneurology, and telepsychiatry. We also launched a home health virtual visit platform enabling healthcare system partners to see their patients remotely on any device, at any time, anywhere the patient may be, and in any language they may speak.

Virtual Care Infrastructures products and services are sold primarily through a direct sales force. Virtual Care Infrastructure’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface our products with their applications. Our Virtual Care Infrastructure business offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. Our client base includes hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics and medical practices.

Services

Our Services platform provides behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities are powered by UpHealth BehavioralTM and provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our Services platform is working to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms.

UpHealth BehavioralTM provides comprehensive patient-centered care, addressing the physical, mental, and social well-being of our clients. We engage people in the most appropriate care settings, including clinical sites, out-patient and virtual. UpHealth BehavioralTM delivers behavioral health services; helps patients and providers navigate and address complex, chronic behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth. UpHealth BehavioralTM works directly with consumers, care delivery systems, providers, payors, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.

UpHealth BehavioralTM sells its products primarily through its direct sales force, and strategic collaborations in two key areas: payors including health plans, third-party administrators; and public entities including the U.S. Departments of Veterans Affairs and other federal, state, and local health care agencies.

Our pharmacy business, Innovations Group, is powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispenses prescribed medications shipped directly to patients. It is capable of serving as a retail or national fulfillment center. Other services and products are also available, such as lab and testing services, nutritional supplements, and education and training for medical practitioners.

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. We expect the sale to close in the second quarter of 2023, subject to the completion of required regulatory filings.

International

We continue to pursue legal actions against the founders of Glocal. We have an experienced leadership team hired and ready to assume leadership of that business should we choose to bring it back following the arbitration process. The international leadership team is currently focused on building out global operations to support our cost containment efforts and they are also working to productize our telehealth offerings for the international market.

UpHealth Innovation Lab

In January 2023, UpHealth created an Innovation Lab tasked with innovating the most market forward solutions, technology and services, to address the needs of the healthcare market. Products that fall under this umbrella include:

•Data & analytics: UpHealth applies predictive and prescriptive analytics to more than 3.1 billion clinical and social health data points to enable us to provide enterprises with deep insights to support sophisticated targeting and intervention strategies. We are creating a state-of-the-art data fabric that simplifies data sharing and ensures data is discoverable across multiple systems. UpHealth’s data and analytics will enable organizations to implement advanced patient risk stratification and prescriptive next-best actions.

•Digital health: UpHealth’s AI-driven digital health solutions are intended to enhance revenue through hyper-personalized customer experiences and productivity through the automation of re-designed healthcare operations.

Key Performance Indicators

As a digital health technology and technology enabled services company, we measure several key performance indicators (“KPIs”) across our platform related to adoption and utilization by users. We believe that the following KPIs will impact our ability to improve the health of patients and help to inform how we manage operations:

•Number of lives: Our mission is to transform care delivery and support healthier individuals and communities. We believe that our digital health technology and tech-enabled services support this mission by empowering providers to deliver coordinated, personalized, affordable, and effective care globally to improve health outcomes. The number of lives served by us globally helps us to assess our performance managing that mission as well as our potential impact on the broader healthcare market. As of December 31, 2022, UpHealth, Inc. had approximately 9 million lives served in integrated care management in the United States.

•Number of care venues: We believe that the number of care venues using our platform globally is an indicator of future revenue growth because we derive meaningful revenue from consultation, diagnostic, and medication dispensing fees, as well as device utilization in the care venues we serve. These venues also provide a base footprint into which we can provide other products and services across our platform. A care venue represents a distinct physical location of a medical care site, hospital, or health system. As of December 31, 2022, UpHealth, Inc. had approximately 2,800 distinct care venues globally.

•Number of encounters: Because our service and utilization revenue will generally increase with the number of consultations, we believe the number of global (domestic and internationally) consultations provides us with useful information on period-to-period performance as evaluated by management, and comparison with our past financial performance. We define core consultations as encounters as patients and providers utilizing our core services, including digital encounter teleconsultations and onsite consultations. UpHealth BehavioralTM admitted and treated 1,000 patients during calendar year 2022 and MedQuest Pharmacy filled an average of approximately 1,049 prescriptions per day in 2022.

We believe our operational performance will drive our financial results, which will be evaluated at the corporate and segment level. The key financial metrics to which we manage our business include revenues, gross margin, and adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”), which consists of net income (loss) attributable to us, excluding depreciation and amortization; stock-based compensation; lease abandonment expenses; goodwill and intangible asset impairments; acquisition, integration, and transformation costs; other income (expense); income tax benefit (expense); income (loss) from equity investment; net income (loss) attributable to noncontrolling interests; and other non-recurring charges to GAAP net income (loss) attributable to us. Other non-recurring charges to GAAP net income (loss) attributable to us may include transaction expenses in connection with capital raising transactions (whether debt, equity or equity-linked) and acquisitions, whether or not consummated, purchase price adjustments, the cumulative effect of a change in accounting principles, or other expenses determined to be non-recurring.

As we expand our role as a partner for key stakeholders in the practice of digital health, we anticipate developing a set of shared performance indicators, such as impact on total cost of care, functional health of members and targeted populations, and satisfaction level of the care experience by providers, customers, and payors.

Business Strategy

UpHealth is a healthcare technology and technology enabled services company that enables high quality, affordable and accessible healthcare for all. UpHealth has proven solutions with significant revenue and customer momentum, as well as numerous opportunities to achieve synergistic growth. In 2022, we made the decision to transform our business, making hard decisions to focus on those businesses with strong products and customer relationships. We shut down many initiatives that were not producing results and we reduced the size of our workforce accordingly. Finally, we brought in several new leaders to help us drive the business forward.

In 2023, we will focus on executing our One UpHealth strategy and implementing our three-year plan. 2023 will be a year for us to recalibrate the baseline of our business. We will integrate our population health and telehealth technologies, build out our data and analytics services to complement our technology, incorporate AI into our telehealth offering through the creation of virtual agents, leverage our technology to create a tele-behavioral product and build out international operations to support our cost containment ambitions. We created the UpHealth Innovation Lab to accelerate our investments in data analytics and AI and to enhance the UpHealth brand in the marketplace. All of this will help us to make the transition from small, sub-scale businesses to a sustainable, scalable business that delivers value to our customers.

Keys to Our Growth Plan

We bring a set of attributes to the market that we believe will continue to differentiate us across our major stakeholders and end markets. While there have been a number of recent innovations across one-off point solutions aimed at solving specific pain points, we believe they tend to lack a comprehensive approach to addressing broad challenges across the care continuum, and thus fail to fully solve healthcare disparities for all stakeholders. What is required is a combination of innovative technologies and technology-enabled services that are integrated within the workflows and core operating systems of payors, providers, and patients. We believe that the digital health platforms that thrive long term will be those that enable a hybrid model of care delivery, enhancing onsite care settings with an integrated digital infrastructure that provides virtual care access and engagement while also coordinating and connecting both community and clinical care teams within defined populations.

An Integrated Global Digital Health Platform Addressing Critical Market Needs

We operate in the healthcare landscape across three large and high growth digital healthcare markets, providing a comprehensive care hub across multiple care settings. We aim to reshape healthcare delivery through integrated offerings that unite the healthcare ecosystem, enabling the “practice” of digital healthcare (i.e., the use of information and communications technologies in medicine and other health professions to manage illnesses and health risks and to promote wellness). Together, these advancements are leading to a convergence of people, information, technology, and connectivity that improve healthcare and health outcomes through a more coordinated, data-driven, and personalized care experience. We seek to deliver on our vision of providing a guided care experience for patients and providers that is frictionless, engaging, and easy to use.

Growth Levers

Below are the levers through which we believe UpHealth will accelerate growth of the platform:

•Win large, high value deals. Our Integrated Care Management business, which signs initial multi-year contract terms with recurring revenue, covered 9 million lives in 2022. Our Virtual Care Infrastructure business has signed multiple deals with large hospital systems that give us scale across their facilities. Our behavioral health business is developing a center of excellence model that can be expanded into other states. We must continue to win these large, high value deals to grow our business. We have set a goal of tripling our pipeline in 2023 which will set us up to build and scale our business for growth in 2024.

•Elevate our client engagement. We have identified thirty-six strategic accounts across our strategic businesses for which we intend to focus on implementing a more robust client engagement model. This will allow us to communicate more effectively the value we are creating for our clients and help us find other channels for growth within the relationships we already have. We are also in the process of expanding self-service analytics for many of our clients, as well as segmented client engagement models that align with client size. These enhancements will drive both client engagement as well as operational efficiencies.

•Expand within our existing strategic clients. UpHealth provides a suite of products across the continuum of care for any entity managing complex patient populations. This enables UpHealth to become a strategic partner for health systems, government entities, and plans, providing services from integrated care management to language translation and interpretation. We are positioned to offer the market a unique, multifaceted and integrated approach to technologies, processes, and services spanning the continuum of care, which creates numerous synergy opportunities across our businesses. As customers use UpHealth’s solutions, the platform will enable them to further utilize the platform’s growing network and dataset to help them provide even better care to a greater population. For example, our operations now have the opportunity to leverage the 2,800+ U.S. healthcare venues that are currently utilizing our telehealth services. Additionally, UpHealth BehavioralTM has expanded into in-patient behavioral health. This is a growing market, growing at 7% annually, offering extensive growth potential in behavioral telehealth which now accounts for 35% of all behavioral health visits, up from low single digits pre-pandemic.

•Grow and diversify our customer base. We have a very strong core of strategic accounts. We are focused on building out our commercial model to help us to grow and diversify our customer base. We will invest in additional resources for sales, marketing, and product development to enable us to communicate our integrated value proposition to payors, providers, and life sciences companies that purchase our solutions. In addition to direct sales, in 2023 we are expanding our presence with channel and strategic referral partners. Our behavioral health team is expanding contracts with payors to increase in-patient volume.

•Lead with innovative Digital Solutions. Our behavioral health platform plans to expand telepsychiatry services in conjunction with Integrated Care by leveraging Martti™ relationships with over 2,800 care venues. Innovative features of our telemedicine digital dispensary and AI-guided, evidence-based care solution will be reengineered to enable introduction into U.S. and other developed international markets. Integrated Virtual Care will continue to roll out specific teleconsultation applications beyond telepsychiatry. Each of these initiatives are expected to provide meaningful revenue opportunities.

•Scale Prioritized Sectors. We are focused on growing our telehealth, integrated care and behavioral and mental health products and services. Through our UpHealth Innovation Lab, we are adding Data & Analytics as a service through an Analytics cloud based platform to complement our technology products, as all of our prioritized sectors are seeking out these solutions. We will also investigate supplementing our organic growth strategy with select acquisitions to increase market share across our current capabilities, accelerate entry into new capabilities, and expand offerings into new end markets. We plan to leverage our existing capabilities within the three core segments. We will continue to selectively evaluate and, where strategically appropriate, pursue acquisition opportunities that are complementary.

Sales, Marketing and Client Management

We market our products and our services to our existing and prospective clients through our sales and client management teams, which are aligned by business segment and cross-industry domains such as payor, provider and life sciences. Our sales and client management teams operate from the United States and are supported by our business development teams.

Our sales, marketing and business development teams are responsible for new client acquisitions, public relations, relations with outsourcing advisory companies, lead generation, knowledge management, content development, campaign management, digital or web presence, brand awareness and participation in industry forums and conferences. Our professionals generally have significant experience in healthcare, technology, data and analytics, and digital technology within our focus markets.

Clients

UpHealth generated revenues from approximately 400 clients in 2022. Our top three, five and ten clients generated 19.1%, 24.7% and 33.9% of our revenues, respectively, during 2022. Our revenue concentration with our top clients has reduced year-over-year as we continue to develop relationships with new clients to diversify our client base. We believe that the loss of any of our ten largest clients could have a material adverse effect on our financial performance.

Competition

As a relatively young health care company, we operate in highly competitive markets across the full expanse of healthcare technology and technology enabled services. The markets in which we participate are highly competitive, with increasing competition from new entrants and expansion by existing competitors. We view our competitors as companies that currently, or in the future will, (i) develop and market digital health technology or (ii) provide telehealth and expert medical services, such as the delivery of on-demand access to healthcare. Competition for developing and marketing digital health technology and the provision of telehealth focuses on, among other factors, technology, breadth and depth of functionality, range of associated care delivery services, operational experience, customer support, size of customer base, and reputation. We compete fundamentally on the quality and value we provide to those we serve which can include elements such as product and service innovation; use of technology; consumer and provider engagement and satisfaction; and sales, marketing and pricing.

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

See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to competition.

GOVERNMENT REGULATIONS

Our businesses are subject to comprehensive U.S. federal and state and international laws and regulations. Our business, and our customers’ businesses, are regulated by agencies which generally have discretion to issue regulations and interpret and enforce laws and rules. U.S. federal and state and international governments continue to consider and enact various legislative and regulatory proposals which could materially impact certain aspects of the health care system. New laws, regulations and rules, or changes in the interpretation of existing laws, regulations and rules, including as a result of changes in the political environment, could adversely affect our businesses.

See Part I, Item 1A, “Risk Factors” for a discussion of the risks related to our compliance with U.S. federal and state and international laws and regulations.

U.S. Federal and State Laws and Regulations

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

Our businesses are also subject to laws and regulations relating to consumer protection, anti-fraud and abuse, anti-kickbacks, false claims, prohibited referrals, inappropriate reduction or limitation of health care services, anti-money laundering, securities and antitrust compliance.

Privacy, Security and Data Standards Regulations

Certain of our operations are subject to regulation under the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended (“HIPAA”). Federal regulations related to HIPAA contain minimum standards for electronic transactions and code sets and for the privacy and security of protected health information. In the conduct of our business, depending on the circumstances, we may act as either a covered entity or a business associate. With our health system clients, and our health plan clients, including affiliated medical groups, which are all regulated as covered entities under HIPAA, we are a business associate. We are also a business associate of our covered entity clients when we are providing technology services to those clients via our telehealth platform. Where we provide behavioral health clinical services, we are the covered entity.

Some of our businesses must comply with the Health Information Technology for Economic and Clinical Health Act (HITECH) which regulates matters relating to privacy, security and data standards. HITECH imposes requirements on uses and disclosures of health information; includes contracting requirements for HIPAA business associate agreements; extends parts of HIPAA privacy and security provisions to business associates; adds federal data breach notification requirements for covered entities and business associates and reporting requirements to HHS and the Federal Trade Commission (“FTC”) and, in some cases, to the local media; strengthens enforcement and imposes higher financial penalties for HIPAA violations and, in certain cases, imposes criminal penalties for individuals, including employees.

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

Pharmacy Laws and Regulations

For the period through the closing of the sale of IGI, we will remain subject to extensive federal, state, and local regulation applicable to pharmacy businesses. Pharmacies, pharmacists, and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of the pharmacy business, including the distribution of drugs; operation of mail order pharmacies; licensure of facilities and professionals, including pharmacists, technicians and other healthcare professionals; packaging, storing, distributing, shipping and tracking of pharmaceuticals; repackaging of drug products; labeling, medication guides, and other consumer disclosures; interactions with prescribing professionals; compounding of prescription medications; counseling of patients; prescription transfers; advertisement of prescription products and pharmacy services; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Food and Drug Administration (the “FDA”) , state boards of pharmacy, the U.S. Consumer Product Safety Commission and other state enforcement or regulatory agencies. Many states have laws and regulations requiring out-of-state mail-order pharmacies to register with that state’s board of pharmacy. In addition, the FDA inspects facilities in connection with procedures to effect recalls of prescription drugs. The Federal Trade Commission also has requirements for mail-order sellers of goods. The United States Postal Service (the “USPS”) has statutory authority to restrict the transmission of drugs and medicines through the mail to a degree that may have an adverse effect on our mail-order operations. The USPS historically has exercised this statutory authority only with respect to controlled substances. If the USPS restricts our ability to deliver drugs through the mail, alternative means of delivery are available to us. However, alternative means of delivery could be significantly more expensive. The Department of Transportation has regulatory authority to impose restrictions on drugs inserted into the stream of commerce. These regulations generally do not apply to the USPS and its operations.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

The companies that are part of UpHealth contract with physicians or physician-owned professional associations and professional corporations to provide them and their patients with access to our platform. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities that may be performed by unlicensed individuals or entities and perceived as impacting the clinical decision-making of licensed professionals such as scheduling, policy and procedure development, contracting, setting rates and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine. Similarly, certain compensation arrangements between licensed professionals and unlicensed individuals and entities can implicate state fee-splitting prohibitions, which prohibit providers from sharing a portion of their professional fees collected with third parties.

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

U.S. Federal and State Fraud and Abuse Laws

Federal Stark Law

We are subject to the federal Physician Self-Referral Law, commonly known as the Stark Law. Where applicable, this law prohibits a physician from referring Medicare or Medicaid patients for “designated health services” such as laboratory and radiology services that are furnished at an entity if the physician or a member of such physician’s immediate family has a “financial relationship” (including an ownership interest or a compensation arrangement) with the entity, unless an exception applies. The Stark Law also prohibits the entity from billing Medicare or Medicaid for such designated health services. Sanctions for violating the Stark Law include denial of payment, civil monetary penalties per claim submitted and exclusion from the federal healthcare programs. Failure to refund amounts received as a result of a prohibited referral on a timely basis may constitute a false or fraudulent claim and may result in civil penalties and additional penalties under the federal False Claims Act (described below). The statute also provides for a penalty for a circumvention scheme. The Stark Law is a strict liability statute, which means proof of specific intent to violate the law is not required. In addition, the government and some courts have taken the position that claims presented in violation of various healthcare fraud and abuse statutes, including the Stark Law, can be considered a violation of the federal False Claims Act (described below) based on the contention that a provider impliedly certifies compliance with all applicable laws, regulations and other rules when submitting claims for reimbursement. A determination of liability under the Stark Law could have a material adverse effect on our business, financial condition and results of operations.

Federal Anti-Kickback Statute

We are also subject to the federal Anti-Kickback Statute. The Anti-Kickback Statute is a broadly worded, intent-based federal criminal statute that prohibits the knowing and willful offer, payment, provision, solicitation or receipt of any form of remuneration, directly or indirectly, in cash or in kind, in return for, or to induce, (i) the referral of a person for the furnishing or arranging for the furnishing of items or services reimbursable under Medicare, Medicaid or other federal health care programs or (ii) the purchasing, leasing or ordering or arranging or recommending purchasing, leasing or ordering of any item or service reimbursable under Medicare, Medicaid or other federal healthcare programs. Certain federal courts have held that the Anti-Kickback Statute can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties for each violation, plus up to three times the remuneration involved. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations of the Federal Anti-Kickback Statute can also result in criminal penalties, including criminal fines and imprisonment. Similarly, violations can result in exclusion from participation in the federal healthcare programs, including Medicare and Medicaid. Imposition of any of these remedies could have a material adverse effect on our business, financial condition and results of operations. Although there are a number of statutory exceptions and regulatory safe harbors to the federal Anti-Kickback Statute that protect certain common industry practices from prosecution, the exceptions and safe harbors are narrowly drawn, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. However, the failure of a financial relationship to meet all of the applicable safe harbor criteria does not necessarily mean that the particular arrangement violates the Anti-Kickback Statute.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the Anti-Kickback Statute or other applicable laws, including state anti-kickback laws.

Federal False Claims Act

Both federal and state government agencies have continued civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies and their executives and managers. Although there are a number of civil and criminal statutes that can be applied to healthcare providers, a significant number of these investigations involve the federal False Claims Act, which imposes civil penalties against individuals or entities for, among other things, knowingly presenting, or causing to be presented, false or fraudulent claims for payment to a federal health care program or knowingly making using or causing to be made or used a false statement or record material to payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government. Federal False Claims Act actions can be initiated not only by the government but also through civil whistleblower or qui tam lawsuits. Penalties for False Claims Act violations include fines for each false claim, plus up to three times the amount of damages sustained by the federal government. A False Claims Act violation may provide the basis for exclusion from federal healthcare programs. There is also the federal criminal False Claims Act, which is similar to the federal civil False Claims Act and imposes criminal liability on those that make or present a false, fictitious or fraudulent claim to the federal government.

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

Other Healthcare Laws

HIPAA established several separate criminal penalties for making false or fraudulent claims to insurance companies and other non-governmental payors of healthcare services. Under HIPAA, these two additional federal crimes are: “Healthcare Fraud” and “False Statements Relating to Healthcare Matters.” The Healthcare Fraud statute prohibits knowingly and willfully executing, or attempting to execute, a scheme or artifice to defraud any health care benefit program or to obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any health care benefit program in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines, imprisonment, or exclusion from federal healthcare programs. The False Statements Relating to Healthcare Matters statute prohibits knowingly and willfully falsifying, concealing, or covering up a material fact by any trick, scheme or device or making any materially false, fictitious, or fraudulent statement or representations, or making or using any materially false writing or document knowing the same to contain any materially false, fictitious, or fraudulent statement or entry in connection with the delivery of or payment for healthcare benefits, items, or services. A violation of this statute is a felony and may result in fines or imprisonment. This statute could be used by the government to assert criminal liability if a healthcare provider knowingly fails to refund a known overpayment. These provisions are intended to punish some of the same conduct in the submission of claims to private payors as the federal False Claims Act covers in connection with federal healthcare programs.

In addition, the federal Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to the federal healthcare programs and employing or contracting with individuals or entities who are excluded from participation in the federal healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,866 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the federal Anti-Kickback Statute and civil False Claims Act, which can impose additional penalties associated with the wrongful act. Although this prohibition applies only to federal health care program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

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

The healthcare industry in India is subject to laws, rules and regulations in the regions where we conduct our business or in which we intend to expand our operations. Given our digital health centers are situated at multiple locations, we are subject to various and extensive local law, rules and regulations relating, among other things, to the setting up and operation of private medical care establishments. Health and safety laws and regulations in India are becoming increasingly stringent in recent years, and it is possible that they will become significantly more stringent in the future. India is also in the process of and has certain legislation pending regarding increased data privacy.

INTELLECTUAL PROPERTY RIGHTS

We rely upon a combination of trademark, copyright, and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights.

We have obtained trademark registration for the UpHealth name and logo. We own registrations for certain of our other trademarks in the United States and abroad. Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim any proprietary interest in the marks and names of others.

We own and use trademarks and service marks on or in connection with our services, including both unregistered common law marks and issued trademark registrations in several jurisdictions. In addition, we rely on certain intellectual property rights that we license from third parties and on other forms of intellectual property rights and measures, including trade secrets, know-how and other unpatented proprietary processes and nondisclosure agreements, to maintain and protect proprietary aspects of our products and technologies. These licenses are standard licenses for common, easily replaceable commercial infrastructure. We require our employees, consultants and certain of our contractors to execute confidentiality agreements in connection with their employment or consulting relationships with us. We also require our employees and consultants to disclose and assign to us inventions conceived during the term of their employment or engagement while using our property or which relate to our business.

No subsidiaries have any existing or planned patents. We may continue to submit patent applications for new inventions and ideas we develop as well as monitor competitors in an effort to protect our intellectual property.

From time to time, we may become involved in legal proceedings relating to intellectual property arising in the ordinary course of our business, including opposition to our applications for patents, trademarks or copyrights, challenges to the validity of our intellectual property rights, and claims of intellectual property infringement. We are not presently a party to any such legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows.

LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth in Part I, Item 3, Legal Proceedings, of this Annual Report, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

See Part I, Item 1A, “Risk Factors” for additional discussion of our risks related to legal proceedings.

HUMAN CAPITAL RESOURCES

Our 631 full-time employees and contractors, as of December 31, 2022, are guided by our mission to enable high quality, affordable, and accessible healthcare for all. Our mission and cultural values of integrity, respect, accountability, innovation and performance align with our long-term business strategy to enhance patient and provider experiences, improve population health, and to make care more affordable by reducing healthcare costs and eliminating wasteful spending. Our mission and values attract individuals who want to be part of something bigger than themselves – individuals whose talents are critical to our ability to achieve our mission. Due to the start-up nature of our business, in 2022 we experienced moderately higher levels of employment attrition. However, we continue to invest in our workforce, and our investment allows us to meet the needs of those we serve. We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. We have embedded diversity and inclusion throughout our culture, including in our talent acquisition and talent management practices. We strive to maintain a sustainable and diverse talent pipeline. We support career coaching and mentorship. We invest in a broad array of learning and culture development programs. We rely on a leadership feedback framework, which clearly and objectively defines our expectations, and provides timely feedback to our people to help achieve our mission. Our compensation philosophy and practices are to be competitive in the marketplace, rewarding and recognizing our employees’ contributions with a competitive total compensation package. This allows us to attract and retain top talent in the healthcare technology market. Finally, we continuously seek feedback from our employees. Receiving on-going feedback from our team members is another way to strengthen and reinforce a culture of inclusion.

As of December 31, 2022, we had 611 full-time employees and 20 contractors as follows: (a) UpHealth corporate had 45 full-time employees and 1 contractor; (b) the Virtual Care Infrastructure segment had 138 full-time employees and 18 contractors; (c) the Services segment had 376 employees and no contractors; and (d) Integrated Care Management had 52 full-time employees and 1 contractor. As of March 26, 2023, we had 587 full-time employees and 20 contractors.

OPERATIONS

Our principal executive offices are located at 14000 South Military Trail, Suite 203, Delray Beach, Florida 33484. We also have facilities in Florida and Missouri and office space in California, Ohio and Utah. We lease all of our properties. We may procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.

INFORMATION ABOUT OUR LEADERSHIP TEAM

Our leadership team is composed of industry experts and innovators with extensive healthcare, technology and organizational knowledge. Our leaders have decades of experience founding, building and successfully scaling private and public companies. Our Board of Directors is chaired by UpHealth co-founder, Dr. Avi Katz. We are led by our Chief Executive Officer, Samuel Meckey. Our other executive officer is our Chief Financial Officer, Martin Beck. Please refer to Part III, Item 10, “Directors, Executive Officers and Corporate Governance” for additional information regarding our executive officers, including the business experience of each executive officer during the past five years. Our Integrated Care Management, Virtual Care Infrastructure, and Services capabilities are led by the executives of the businesses that comprise them. Key corporate services such as finance, human resources, sales, marketing and research and development are aligned under our executive team.

ADDITIONAL INFORMATION

You can access our website at www.uphealthinc.com to learn more about our company. We are subject to reporting obligations under the Exchange Act, including the requirement that we file annual, quarterly and current event reports, proxy statements and other information with the SEC. We make periodic and current reports and amendments available, free of charge, on our website, as soon as reasonably practicable after we file or furnish these reports to the SEC. Information on or linked to our website is neither part of nor incorporated by reference into this Annual Report or any other SEC filings. You can also read our SEC filings over the Internet at the SEC’s website at www.sec.gov. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC’s website.

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

•Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors;
•The high degree of uncertainty of the level of demand for and market utilization of our solutions;
•Our existing customers may choose not to continue or renew their contracts with us, renew at lower fee levels, or decline to purchase additional applications and services from us, which could have a material adverse effect on our business, financial condition and results of operations;
•Failure to successfully execute on the terms of our contracts could result in significant harm to our business;
•If our applications and services are not adopted by our customers, or if we fail to innovate and develop new applications and services that are adopted by our customers, our revenue and results of operations will be adversely affected;
•Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate;
•The impact of natural or man-made disasters and other similar events, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war (including the conflict in Ukraine), and acts of terrorism or other criminal activities, on our business, financial condition, growth and the actions we may take in response thereto;
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price;
•Our ability to generate the amount of cash needed to support our debt obligations depends on many factors beyond our control;
•Our debt agreements contain restrictions that may limit our flexibility in operating our business, and any default on our secured credit facility could result in foreclosure by our secured noteholders on our assets;
•Substantial regulation and the potential for unfavorable changes to, or failure by us to comply with, these regulations, which could substantially harm our business and operating results;
•Our dependency upon third-party service providers for certain technologies, including proper maintenance of our data;
•Increases in costs, disruption of supply or shortage of materials, which could harm our business;
•Developments and projections relating to our competitors and industry;
•Issues arising from or related to the use of AI in our offerings, which may result in reputational harm or liability;
•Limitations on our use of data related to current customer contracts and the impact of healthcare regulations, which may slow or limit the growth of our data and analytics offerings;
•Current or future litigation against us could be costly and time-consuming to defend, and we could experience losses or liability not covered by insurance;
•Concentration of ownership among our existing executive officers, directors and their respective affiliates, which may prevent new investors from influencing significant corporate decisions;
•The lack of assurance that we will be able to comply with the continued listing standards of the NYSE;
•If we do not meet the expectations of investors, stockholders or securities analysts, the market price of our securities may decline;
•The divestiture of our Innovations Group business and related assets presents risks and challenges that could negatively impact our business, financial condition and results of operations, and there is no assurance that we will realize any of the anticipated benefits of the divestiture consistent with our expectations;
•Our significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations;

•Our ability to generate the amount of cash needed to pay interest and principal on our indebtedness and our ability to refinance all or a portion of our indebtedness or obtain additional financing depends on many factors beyond our control;
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment;
•We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, ransomware and demands, harm to our reputation, protracted and costly litigation or significant liability; and
•If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.

Risks Relating to UpHealth’s Business and Industry

Our business is susceptible to a multitude of risks, any of which could impact our revenues. These risk factors are discussed more fully below in the section below. These risk factors are not exhaustive. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors.

The operating results of our business segments have in the past varied, and our operating results in the future could vary, significantly from quarter-to-quarter and year-to-year. Furthermore, as a result of ongoing disputes with the board of our Indian subsidiary, Glocal as described above, as of July 1, 2022, we are not including the operating results of Glocal in our consolidated financial statements. We may fail to match past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

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

With respect to our digital health services, the market for digital health services and related technology is in the early stages of development and characterized by rapid change and volatility. As digital health specialty consultation workflows and related business drivers continue to evolve, the level of demand for and market utilization of our digital health services and platform remain subject to a high degree of uncertainty. Our success will depend to a substantial extent on the willingness of our customers to use, and to increase the frequency and extent of their utilization of, our products and services and our ability to demonstrate the value of digital health to employers, health plans, government agencies and other purchasers of healthcare for beneficiaries in our key digital health markets. If healthcare provider and payor organizations and government agencies and health ministries do not recognize or acknowledge the benefits of our digital health services or software platform or if we are unable to reduce healthcare costs or generate positive health outcomes, then the market for our solutions might not further develop, or it might develop more slowly than we expect. Similarly, negative publicity regarding patient confidentiality and privacy in the context of technology-enabled healthcare or concerns about our solutions or the digital health market as a whole could limit market acceptance of our solutions. If our customers do not perceive the benefits of our solutions, then our market may not develop at all, or it may develop more slowly than we expect. Achieving and maintaining market acceptance of our solutions could be negatively affected by many factors, including:

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

If our existing customers do not continue or renew their contracts with us, renew at lower fee levels, or decline to purchase additional applications and services from us, it could have a material adverse effect on our business, financial condition and results of operations.

We expect to derive a significant portion of our revenues from the renewal of existing customer contracts and sales of additional applications and services to existing customers. As part of our growth strategy, we have focused on expanding the services we provide to current customers. As a result, selling additional applications and services is critical to our future business, revenue growth and results of operations.

Factors that may affect our ability to sell additional applications and services include, but are not limited to, the following:

•the price, performance and functionality of our solutions;
•the availability, price, performance and functionality of competing solutions;
•our ability to develop and sell complementary applications and services;
•the stability, performance and security of our products and solutions;
•changes in healthcare laws, regulations or trends; and

•the business environment of our customers.

We generally enter into subscription access contracts with our customers. Most of our customers have no obligation to renew their subscriptions for our solutions after the initial term expires. In addition, our customers may negotiate terms less advantageous to us upon renewal, which may reduce our revenue from these customers. If our customers fail to renew their contracts, renew their contracts upon less favorable terms or at lower fee levels, or fail to purchase new products and services from us, our revenue may decline, or our future revenue growth may be constrained.

Failure to successfully execute on the terms of our contracts could result in significant harm to our business.

A key aspect to our success is our ability to scale our capabilities to implement our solutions satisfactorily with respect to large customers, which currently constitute the substantial majority of our customer base within the Integrated Care Management business segment. Large customers often require specific features or functions unique to their membership base, which, at a time when we are implementing cost cutting measures and launching new products to achieve significant growth, may strain our implementation capacity and hinder our ability to successfully implement our solutions to our customers in a timely manner. We may also need to make further investments in our technology and automate portions of our solutions or services to decrease our costs. If we are unable to address the needs of our customers, or our customers are unsatisfied with the quality of our solutions or services, they may not renew their contracts, or may seek to cancel or terminate their relationship with us or renew on less favorable terms, any of which could negatively impact our revenues.

Additionally, we do not control our customers’ implementation schedules. As a result, if our customers do not allocate the internal resources necessary to meet their implementation responsibilities or if we face unanticipated implementation difficulties, the implementation may be delayed. If the customer implementation process is not executed successfully or if execution is delayed, we could incur significant costs, customers could become dissatisfied and decide not to increase utilization of our solution or not to implement our solution beyond an initial period prior to their term commitment or, in certain cases, revenue recognition could be delayed. In addition, competitors with more efficient operating models with lower implementation costs could jeopardize our customer relationships.

In addition, certain of our contracts are increasing in complexity, requiring integration of data, systems, people, programs and services, the execution of sophisticated business activities, and the delivery of a broad array of services to large numbers of people who may be geographically dispersed. The failure to successfully manage and execute the terms of these agreements could result in the loss of fees and/or contracts and could adversely affect our business and results of operations.

If our applications and services are not adopted by our customers, or if we fail to innovate and develop new applications and services that are adopted by our customers, our revenue and results of operations will be adversely affected.

Our longer-term results of operations and continued growth will depend in part on our ability to successfully develop and market new applications and services that our customers want and are willing to purchase. In addition, we have invested, and will continue to invest, significant resources in research and development and partnering with AI partner solutions to enhance our existing solutions and introduce new high-quality applications and services. If existing customers are not willing to make additional payments for such new applications, or if new customers do not value such new applications, it could have a material adverse effect on our business, financial condition, and results of operations. If we are unable to predict user preferences or if our industry changes, or if we are unable to modify our solutions and services on a timely basis, we may lose customers. Our results of operations will also suffer if our innovations are not responsive to the needs of our customers and members, appropriately timed with market opportunity, or effectively brought to market.

Rapid technological change in our industry and the interoperability with third-party technologies presents us with significant risks and challenges.

Our success will depend on our ability to enhance our solutions with next-generation technologies and to develop or to acquire and market new services to access new consumer populations. As our operations grow, we must continuously improve and upgrade our systems and infrastructure while maintaining or improving the reliability and integrity of our infrastructure as the cost of technology increases. Our future success also depends on our ability to adapt our systems and infrastructure to meet rapidly evolving consumer trends and demands while continuing to improve the performance, features, and reliability of our solutions in response to competitive services and offerings. There is no guarantee that we will possess the resources, either financial or personnel, for the research, design and development of new applications or services, or that we will be able to utilize these resources successfully and avoid technological or market obsolescence. Further, there can be no assurance that technological advances by one or more of our competitors or future competitors will not result in our present or future applications and services becoming uncompetitive or obsolete. If we are unable to enhance our offerings to keep pace with rapid technological and regulatory change, or if new technologies emerge that are able to deliver competitive offerings at lower prices, more efficiently, more conveniently, or more securely than our offerings, our business, financial condition and results of operations could be adversely affected.

If we fail to manage our growth effectively, our expenses could increase more than expected, our revenues may not increase and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans.

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business, including the introduction of new products and solutions, such as AI driven telehealth infrastructure and data analytics. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. At the same time that we are initiating these growth plans, we have also implemented cost cutting measures to conserve cash reserves. There is a natural struggle between cutting costs and growth, which puts strain on our business, operations and employees. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, and increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements. Our strategic plans around the use of data and data analytics may suffer setbacks if existing and potential customers refuse to renegotiate contractual limitations on use of data. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition and results of operations may be materially adversely affected

While we anticipate that our operations will continue to expand, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, customer support personnel, professional services personnel, software engineers, technical personnel, finance and accounting personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

Failure to effectively manage our growth could also lead us to overinvest or underinvest in development and operations, result in weaknesses in our infrastructure, systems, or controls, give rise to operational mistakes, financial losses, loss of productivity or business opportunities and result in loss of employees and reduced productivity of remaining employees. Our growth is expected to require significant capital expenditures and may divert financial resources from other projects such as the development of new applications and services. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our revenue may not increase or may grow more slowly than expected, and we may be unable to implement our business strategy. The quality of our services may also suffer, which could negatively affect our reputation and harm our ability to attract and retain customers.

Our sales and implementation cycle can be long and unpredictable and requires considerable time and expense, which may cause our results of operations to fluctuate.

The sales cycle for our solutions within the Integrated Care Management business segment from initial contact with a potential lead to contract execution and implementation varies widely by customer and solution, ranging from several days to approximately 24 months. Business interruptions caused by current economic conditions have and may continue to delay or lengthen some of our customers’ sales cycles. Some of our customers undertake a significant and prolonged evaluation process, including to determine whether our services meet their unique healthcare needs, which frequently involves evaluation of not only our solutions but also an evaluation of those of our competitors, which has in the past resulted in extended sales cycles. Our sales efforts involve educating our customers about the use, technical capabilities and potential benefits of our solutions. During the sales cycle, we expend significant time and money on sales and marketing activities, which lowers our operating margins, particularly if no sale occurs. It is possible that in the future we may experience even longer sales cycles, more complex customer needs higher upfront sales costs and less predictability in completing some of our sales as we continue to expand into new territories, and market additional applications and services. If our sales cycle lengthens or our substantial upfront sales and implementation investments do not result in sufficient sales to justify our investments, it could have a material adverse effect on our business, financial condition, and results of operations.

Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations.

We may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war (including the conflict in Ukraine), and acts of terrorism or other criminal activities, which may render it difficult or impossible to operate our business for some period of time. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our platform could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to deliver our platform and solution to our customers would be impaired or we could lose critical data. Although we maintain insurance to address such risks, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition and results of operations and harm our reputation. In addition, our customers’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

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

We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have and could have an adverse effect on our business, results of operations, financial condition and financial performance.

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our customers and customers. Additionally, as a result of these events, the premiums and fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, our clinical and nonclinical workforce could be impacted resulting in reduced capacity to handle demand for care or otherwise impact our business operations. For example, COVID-19 has materially impacted our results of operations in previous periods. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enaction of emergency powers in response to public health crises could disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the continuing effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. Our business could also be impacted by volatility caused by geopolitical events, such as the conflict in Ukraine. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

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

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2022 and 2021, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $22.4 million and $62.8 million, respectively.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, both organically and through acquisitions, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new or enhanced services and the continuing market acceptance of digital health. Accordingly, we may need to engage in additional equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition and results of operations.

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

We operate in highly competitive markets and face competition from large, well-established healthcare providers with significant resources, and, as a result, we may not be able to compete effectively. If we are unable to compete effectively, we will not be able to establish our products and services in the marketplace, and as a result, our business may not be profitable.

The markets for digital and traditional healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly not only with behavioral health facilities, integrated care management systems solutions, language access systems and telehealth technologies, but also companies providing electronic health record (“EHR”) / health information exchange (“HIE”) services, and data analytics and interoperability. The surge in interest in digital health, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories and significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. We expect competition to intensify in the future as existing competitors and new entrants introduce new digital health services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace.

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

Our success depends largely upon the continued services of our key executive officers. Currently these executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of research and development, marketing, services and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives, and our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management. Further, our executive officers have negotiated severance clauses which if triggered could put strain on the Company’s cash and equity reserves. Our failure to retain and motivate our current personnel could have a material adverse effect on our business, financial condition and results of operations.

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

Our ability to generate the amount of cash needed to support our debt obligations depends on many factors beyond our control.

Our ability to make scheduled payments on, or to refinance our obligations under, our indebtedness depends on our financial and operating performance, including our ability to grow revenue, and prevailing economic and competitive conditions. Certain of these financial and business factors, many of which may be beyond our control, are described above.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, raise additional equity capital, or restructure our debt. However, there is no assurance that such alternative measures may be successful or permitted under the agreements governing our indebtedness and, as a result, we may not be able to meet our scheduled debt service obligations. Even if successful, actions taken to improve short-term liquidity to meet our debt service and other obligations could harm our long-term business prospects, financial condition, and results of operations.

If we are unable to generate sufficient revenue to support our debt obligations, we cannot guarantee that we will be able to refinance our indebtedness or obtain additional financing on satisfactory terms or at all, including due to existing guarantees on our assets or our level of indebtedness and the debt incurrence restrictions imposed by the agreements governing our indebtedness. Further, the cost and availability of credit are subject to changes in the economic and business environment. If conditions in major credit markets deteriorate, our ability to refinance our indebtedness or obtain additional financing on satisfactory terms, or at all, may be negatively affected.

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

As of December 31, 2022, we were in compliance with all covenants and restrictions associated with our debt agreements.

The divestiture of our Innovations Group business and related assets presents risks and challenges that could negatively impact our business, financial condition and results of operations. There is no assurance that we will realize any of the anticipated benefits of the divestiture consistent with our expectations.

In 2022, we transformed our business strategy to focus on fewer investments for growth, which led to the decision in 2023 to divest the Innovations Group business and related assets in a transaction pursuant to the Stock Purchase Agreement. The transactions contemplated under the Stock Purchase Agreement are expected to close in the second quarter of 2023, subject to the completion of required regulatory filings. The divestiture of the Innovations Group business presents ongoing risks and challenges that could negatively impact our business, financial condition and the results of operations. For example, the conditions to the consummation of the transactions contemplated under the Stock Purchase Agreement may fail to be satisfied, including the completion of required regulatory filings, in a timely manner, or at all. If this were to occur, we could be unable to consummate the pending transactions under the Stock Purchase Agreement pertaining to the Innovations Group assets remaining to be sold, or otherwise complete the divestiture in a manner consistent with our expectations. In addition, the divestiture of the Innovations Group business has and will continue to present risks relating to the availability and use of proceeds that we have and expect to realize as a result of the divestiture of the Innovations Group business, including as a result of the instruments governing our existing debt facilities, including our Indenture governing our 2025 Notes. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities we may retain after completing the divestiture of the Innovations Group business. Any difficulties that we face in connection with completing the divestiture of the Innovations Group business may result in management’s attention being diverted from our continuing business operations. The occurrence of any of the foregoing could result in significant harm to our business and financial conditions, and our results of operations could be materially adversely affected as a result.

We expect to incur significant costs as we continue to operate as a public company.

We expect the rules and regulations applicable to us as a public company to substantially increase our corporate budget, legal and financial compliance costs and to make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Current or future litigation against us could be costly and time-consuming to defend, and we could experience losses or liability not covered by insurance.

Last year, we were subject to litigation pertaining to control of the Board of Directors and control of our Indian subsidiary, Glocal. Although the former was resolved favorably, the latter is continuing and challenging our ability to exercise control over Glocal as a supermajority shareholder and as contemplated by the Share Purchase Agreement signed with Glocal.

We may become subject to shareholder class action suits or other large legal proceedings and claims that arise in the ordinary course of business. Regardless of outcome, such proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition and results of operations.

We attempt to limit our liability to customers by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.

Where we provide clinical services, our business entails the risk of medical liability claims against both our providers and us and, while we carry professional liability insurance, this coverage may not be sufficient to cover all of the costs to resolve one or more such claims, depending on the nature of the claim. Any claims made against us that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against us, and divert the attention of our management and our operations, which could have a material adverse effect on our business, financial condition, and results of operations. In addition, any claims may adversely affect our reputation.

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

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.07 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”). We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, and the price of our common stock may be adversely affected.

As a publicly traded company following the consummation of the Business Combinations, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

As previously disclosed in our Annual Report on Form 10‑K for year ended December 31, 2021, our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to certain material weaknesses described in Part II, Item 9A, Controls and Procedures, of this Annual Report. To address these material weaknesses that we identified as of December 31, 2021, we implemented measures designed to improve our internal controls over financial reporting during the year ended December 31, 2022. These measures included enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, and implementing a new enterprise resource planning (“ERP”) system. As of December 31, 2022, all of the U.S. entities are live on the ERP system. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our ITGCs, and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.

As a result of our remediation efforts, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer have the material weaknesses in internal controls over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of December 31, 2022, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2023.

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

Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the NYSE.

Changes in financial accounting standards may adversely affect our reported results of operations.

A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and

subsequently issued several supplemental/clarifying ASUs. Among other things, under this ASU, lessees will be required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. Topic 842 will be effective for UpHealth for annual periods beginning after December 15, 2021, and interim reporting periods within annual reporting periods beginning after December 15, 2022. Accordingly, we adopted Topic 842 for our annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning January 1, 2023. Due to the adoption of this guidance, we recognized operating right-of-use assets and operating lease liabilities of $7.2 million and $8.2 million, respectively, as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the impact of accrual for lease payments as a result of straight-line lease expense. We did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on our results of operations and comprehensive (loss) income, cash flows, liquidity or our covenant compliance under its existing credit agreements. See Note 18, Leases, in the Notes to Consolidated Financial Statements for further information. These and other changes to existing rules or the questioning of current practices may adversely affect our operating results. In addition, any difficulties in implementing this new revenue standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but these laws and regulations are extremely complex and, in many cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties associated with the violation, potentially including civil and criminal penalties, damages, fines, exclusion from participation in certain payor programs or curtailment of our operations. Compliance obligations under these various laws are oftentimes detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. The risk of being found in violation of these laws and regulations is further increased by the fact that in many cases, these laws have not been fully interpreted by the regulatory authorities or the courts, particularly with respect to new and emerging technologies and remote delivery of services, and may therefore be open to a variety of interpretations. In the event that we must remedy any compliance violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our customers or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

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

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

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
•similar state law provisions pertaining to anti-kickback, self-referral, fee-splitting, patient inducement and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
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

We are forming a subsidiary in India to provide shared support services to our U.S. operations and to introduce U.S. offerings to India-based customers. Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in India. Our international operations are subject to particular risks in addition to those faced by our domestic operations, including:

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
•data privacy laws that require that customer data be stored and processed in a designated territory;

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

Any of these changes in healthcare spending could adversely affect our revenues. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our products and services will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

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

If reimbursement rates paid by third-party payors are reduced, if third-party payors otherwise restrain our ability to obtain or provide services to patients, or if governments introduce free healthcare provisions or create the provision of significantly different paradigms of delivery service, our business could be negatively impacted.

Private third-party payors pay for the services that we provide through our behavioral digital health consult and on-site division. If any commercial third-party payors reduce their reimbursement rates or elect not to cover some or all of our services, our business may be harmed. Third-party payors are also entering into sole source contracts with some healthcare providers, which could effectively limit our pool of potential customers.

Private third-party payors often use plan structures, such as narrow networks or tiered networks, to encourage or require customers to use in-network providers. In-network providers typically provide services through private third-party payors for a negotiated lower rate or other less favorable terms. Private third-party payors generally attempt to limit use of out-of-network providers by requiring customers to pay higher copayment and/or deductible amounts for out-of-network care. Additionally, private third-party payors have become increasingly aggressive in attempting to minimize the use of out-of-network providers by disregarding the assignment of payment from customers to out-of-network providers (i.e., sending payments directly to customers instead of to out-of-network providers), capping out-of-network benefits payable to customers, waiving out-of-pocket payment amounts and initiating litigation against out-of-network providers for interference with contractual relationships, insurance fraud and violation of state licensing and consumer protection laws. If we become out of network for insurers, our behavioral health business could be harmed and our behavioral health patient service revenue could be reduced because customers could stop using our services. Additionally, our behavioral health services business is heavily dependent on a contract with the Veterans Administration Agency. If that contract should be canceled, terminated or reduced, it will materially impact our behavioral health services business.

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payors otherwise restrain our ability to obtain or provide services to customers, our business, financial condition and results of operation could be harmed.

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

As federal healthcare expenditures continue to increase, and state governments continue to face budgetary shortfalls, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. These changes include reductions in reimbursement levels and new or modified requirements related to Medicaid waivers. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs. In some cases, private third-party payors rely on all or portions of Medicare payment systems to determine payment rates. Changes to government healthcare programs that reduce payments under these programs may negatively impact payments from private third-party payors.

Our pharmacy operations within the behavioral health business subjects us to additional regulations; if we fail to comply, we could suffer penalties or be required to make significant changes to our operations.

Our behavioral health business utilizes various levels of pharmacy operation that is subject to extensive federal, state and local regulation. Pharmacies, pharmacists and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of operation, including the distribution of drugs; licensure of facilities and professionals, including pharmacists, technicians and other healthcare professionals; packaging, storing, distributing, and tracking of pharmaceuticals; repackaging of drug products; medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission and other state enforcement or regulatory agencies. Any failure or perceived failure by us to comply with any applicable federal, state and local laws and regulations could have a material adverse effect on our business, financial condition and results of operations and may expose us to civil and criminal penalties.

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We prepare and submit claims for professional services and certain of these claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our integrated care management services, because such services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our integrated care management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payors may file claims against us and we may be excluded from Medicare, Medicaid or other government-funded healthcare programs. Further, our customers may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the failure, and may have a material adverse effect on our business, results of operations and financial condition.

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

Risks Related to Innovation Lab Offerings

Issues arising from or related to the use of AI in our offerings may result in reputational harm or liability.

At UpHealth Innovation Lab, we are building AI-driven digital health solutions that are intended to enhance revenue through hyper-personalized customer experiences and productivity through the automation of re-designed healthcare operations. As with many disruptive innovations, AI presents risks and challenges that could affect its adoption, and therefore our business. AI algorithms may be flawed. Datasets may be insufficient or contain biased information. Inappropriate or controversial data practices by us or others could impair the acceptance of AI solutions. These deficiencies could undermine the decisions, predictions, or analysis AI applications produce, subjecting us to competitive harm, legal liability, and brand or reputational harm. Some AI scenarios present ethical issues. If we enable or offer AI solutions that are controversial because of their impact on human rights, privacy, employment, or other social issues, we may experience brand or reputational harm.

Limitations on our use of data related to current customer contracts and the impact of healthcare regulations may slow or limit the growth of our data and analytics offerings.

We are creating a state-of-the-art data fabric that simplifies data sharing and ensures data is discoverable across multiple systems. UpHealth’s data and analytics enables organizations to implement advanced patient risk stratification and prescriptive next-best actions. However, we may face headwinds with limitations on the use of data in current customer contracts. We are currently evaluating those limitations and may need to renegotiate current contracts and negotiate future contracts to allow broader use of data to launch this initiative. Also, healthcare regulations concerning personal health information, including but not limited to HIPAA, HITECH, 42 CFR Part II, and their State law equivalents such as the California Consumer Privacy Act (the “CCPA”), as recently amended and expanded by the California Privacy Rights Act (“CPRA”), could have a significant effect on the manner in which we must handle healthcare related data, and the costs of complying with such standards could be significant.

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

There are numerous foreign laws, regulations and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of personally identifiable information (“PII”) and other personal or customer data, the scope of which is continually evolving and subject to differing interpretations, including, for example, the General Data Protection Regulation, the India Information Technology Act, 2000 and the India Digital Personal Data Protection Act, 2022, among others. Compliance with these laws can be onerous and expensive but failure to comply may expose us to liability and adversely affect our business, financial condition, results of operations and prospects.

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

In addition to the laws discussed above, we may see more stringent state and federal privacy legislation in 2021 and beyond, as the increased cyber-attacks during the pandemic have once again put a spotlight on data privacy and security in the U.S. and other jurisdictions. The Strengthening American Cybersecurity Act of 2022 (the “SACA”) was signed into law in March 2022. One of the primary goals of the SACA is the protection of critical domestic infrastructure. Among other provisions, the SACA requires entities in critical infrastructure sectors to follow specified timelines and reporting procedures with respect to cybersecurity incidents and ransom payment demands. We would need to review our internal policies and infrastructure and invest in it to comply with the new requirements.

We cannot predict where new legislation might arise, the scope of such legislation, or the potential impact to our business and operations. This myriad of data privacy and security laws and regulations and the evolving regulatory landscape create complex compliance issues for us and our customers and potentially expose us to additional expense, adverse publicity and liability.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive customer and customer data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting customer and member confidence. Customers may curtail their use of, or stop using, our services or our customer base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to customers or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of customer and patient information, and thus rely on third parties to manage functions that have material cybersecurity risks. We attempt to address these risks by requiring outsourcing subcontractors who handle customer and customer information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard PHI and PII to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security assessments. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of customers’ proprietary and protected health information.

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

We also send short message service (“SMS”), text messages to potential end users who are eligible to use our service through certain customers and partners. While we obtain consent from or on behalf of these individuals to send text messages, federal or state regulatory authorities or private litigants may claim that the notices and disclosures we provide, or form of consents we obtain or our SMS texting practices, are not adequate. These SMS texting campaigns are potential sources of risk for class action lawsuits and liability for our company. Numerous class-action suits under federal and state laws have been filed in the past year against companies who conduct SMS texting programs, with many resulting in multi-million-dollar settlements to the plaintiffs. Any future such litigation against us could be costly and time-consuming to defend.

If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected.

Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences. The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our products and services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. We periodically consolidate, integrate, upgrade and expand our information systems’ capabilities as a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems’ capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows. Certain of our businesses sell and install software products which may contain unexpected design defects or may encounter unexpected complications during installation or when used with other technologies utilized by the customer. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows. Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and the health information technology market may alter the competitive landscape or present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.

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

We also rely on computer hardware purchased or leased, and software, storage and computers licensed from third parties in order to offer our solutions, including services from Google, Microsoft, Amazon, Apple, Audiocodes, Atlassian, Perforce and Redhat. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated. These licenses are generally commercially available on varying terms. However, it is possible that this hardware and software may not continue to be available on commercially reasonable terms, or at all. Any loss of the right to use any of this hardware or software could result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated.

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

We exercise limited control over third-party vendors, which increases our vulnerability to problems with technology and information services they provide. Interruptions in our network access and services may in connection with third-party technology and information services reduce our revenue, cause us to issue refunds to customers for prepaid and unused subscription services, subject us to potential liability or adversely affect customer renewal rates. Although we maintain a security and privacy damages insurance policy, the coverage under our policies may not be adequate to compensate us for all losses that may occur related to the services provided by our third-party vendors. In addition, we may not be able to continue to obtain adequate insurance coverage at an acceptable cost, if at all.

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

Information security risks have generally increased in recent years because of the proliferation of new technologies and the increased sophistication and activities of perpetrators of cyber-attacks. As cyber threats continue to evolve, we may be required to expend additional resources to further enhance our information security measures and/or to investigate and remediate any information security vulnerabilities. If our or our vendors’ security measures fail or are breached, it could result in unauthorized persons accessing sensitive customer data (including PHI), a loss of or damage to our data or an inability to access data sources or process data or provide our services to our customers. There have also been several highly publicized cases in which hackers have requested “ransom” payments in exchange for not disclosing customer or other confidential information or for not disabling the target company’s computer or other systems, and we have not been immune to this risk. Such failures or breaches of our security measures, or our inability to effectively resolve such failures or breaches in a timely manner, could severely damage our reputation, adversely affect customer or investor confidence in us, and reduce the demand for our services from existing and potential customers. In addition, we could face litigation, damages for contract breach, monetary penalties or regulatory actions for violation of applicable laws or regulations and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

In connection with the products and services that we provide, we collect, use, store, transmit and otherwise process certain confidential, proprietary and sensitive information, including PII and PHI of customers, employees and others. We rely on the efficient, uninterrupted and secure operation of complex information technology systems and networks to operate our business and securely store, transmit and otherwise process such information. In the normal course of business, we also share information with our service providers and other third parties. A failure to safeguard the integrity, confidentiality, availability and authenticity of personal information, customer data and our proprietary data from cyber-attacks, unauthorized access, fraudulent activity (e.g., check “kiting” or fraud, wire fraud or other dishonest acts), data breaches, ransomware and other security incidents that we, our third-party service providers or our customers may experience may lead to modification, destruction, loss of availability or theft of critical and sensitive data pertaining to us, our customers or other third parties. While we have taken extensive precautions to protect such confidential, proprietary and sensitive information, including personal information, these risks were heightened due to our remote workforce due to the COVID-19 pandemic, and there can be no assurance that such actions will be sufficient to prevent cyber-attacks or security breaches or mitigate all potential risks to our systems, networks and data, particularly with the recent proliferation of ransomware attacks around the world. All such protective measures, as well as additional measures that may be required to comply with rapidly evolving data privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations, have and will continue to cause us to incur substantial expenses. Failure to timely upgrade or maintain computer systems, software and networks as necessary could also make us or our third-party service providers susceptible to breaches and unauthorized access and misuse. We may be required to expend significant additional resources to modify, investigate or remediate vulnerabilities or other exposures arising from data and cybersecurity risks.

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our customers’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our proprietary systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

Regardless of whether a security incident or act of fraud involving our solutions is attributable to us or our third-party service providers, such an incident could, among other things, result in improper disclosure of information, harm our reputation and brand, reduce the demand for our products and services, lead to loss of customer business or confidence in the effectiveness of our security measures, disrupt normal business operations or result in our systems or products and services being unavailable. In addition, such incidents may require us to spend material resources to investigate or correct the incident and to prevent future security incidents, expose us to uninsured liability, increase our risk of regulatory scrutiny, expose us to protracted and costly litigation, trigger indemnity obligations, result in damages for contract breach, divert the attention of management from the operation of our business and otherwise cause us to incur significant costs or liabilities, any of which could affect our financial condition, results of operations and reputation. Moreover, there could be public announcements regarding any such incidents and any steps we take to respond to or remediate such incidents, and if securities analysts or investors perceive these announcements to be negative, it could, among other things, have a substantial adverse effect on the price of our common stock. In addition, our remediation efforts may not be successful. Further, any adverse findings in security audits or examinations could result in reputational damage to us, which could reduce the use and acceptance of our solutions, cause our customers to cease doing business with us or have a significant adverse impact on our revenue and future growth prospects. Furthermore, even if not directed at us specifically, attacks on other financial institutions could disrupt the overall functioning of the financial system or lead to additional regulation and oversight by federal and state agencies, which could impose new and costly compliance obligations.

If we or third parties on which we rely sustain cyber-attacks or other privacy or data security incidents resulting in security breaches disrupting our operations or resulting in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences.

We routinely process, store and transmit large amounts of data in our operations, including protected personal information subject to privacy, security or data breach notification laws, as well as proprietary or confidential information relating to our business or third parties. Some of the data we process, store and transmit may be outside of the United States due to our information technology systems and international business operations. We are regularly the target of attempted cyber-attacks and other security threats and may be subject to breaches of the information technology systems we use. We have programs in place to detect, contain and respond to data security incidents and provide employee awareness training regarding phishing, malware and other cyber risks to protect against cyber risks and security breaches. However, because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and are increasing in sophistication, we may be unable to anticipate these techniques, detect breaches for long periods of time or implement adequate preventive measures. Experienced computer programmers and hackers may be able to penetrate our security controls and access, misappropriate or otherwise compromise protected personal information or proprietary or confidential information or that of third parties, create system disruptions or cause system shutdowns, negatively affecting our operations. They also may be able to develop and deploy viruses, worms and other malicious software programs attacking our systems or otherwise exploit any security vulnerabilities. Hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems which could unexpectedly compromise information security. Our facilities and services may also be vulnerable to security incidents or security attacks; acts of vandalism or theft; coordinated attacks by activist entities; financial fraud schemes; misplaced or lost data; human error; malicious social engineering; or other events which could negatively affect our systems, our customers’ data, proprietary or confidential information relating to our business or third parties, or our operations. Moreover, there has been an increase in new financial fraud schemes and ransomware attacks on large companies, whereby cybercriminals install malicious software preventing users or the enterprise from accessing computer files, systems or networks and demand payment of a ransom for return of access. In addition, there may be a heightened vulnerability due to the lack of physical supervision and on-site infrastructure for remote workforce operations. In certain circumstances we may rely on third-party vendors to process, store and transmit large amounts of data for our business whose operations are subject to similar risks. The costs to eliminate or address the foregoing security threats and vulnerabilities before or after a cyber-incident could be material. We have business continuation and resiliency plans which are maintained, updated and tested regularly in an effort to ensure successful containment and remediation of potential disruptions or cyber events. In the event that our remediation efforts may not be successful, it could result in interruptions, delays, or cessation of service and loss of existing or potential customers. In addition, breaches of our security measures and the unauthorized dissemination of sensitive personal information, proprietary information or confidential information about us or our customers or other third parties, could expose our customers’ private information and our customers to the risk of financial or medical identity theft, or expose us or other third parties to a risk of loss or misuse of this information, result in litigation and/or liability, including regulatory penalties, for us, damage our brand and reputation, or otherwise harm our business.

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

We currently operate in several states. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

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
•tax effects of transaction costs;
•costs related to intercompany restructurings;
•costs related to impairment of goodwill and intangible assets;
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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of the Company’s Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that the Board of Directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in the common stock unless you sell your common stock for a price greater than that which you paid for it.

There can be no assurance that UpHealth will be able to comply with the continued listing standards of the NYSE.

UpHealth’s common stock and warrants are listed on the NYSE under the symbol “UPH” and “UPH.WS,” respectively. If the NYSE delists UpHealth’s shares from trading on its exchange for failure to meet the listing standards, UpHealth and its stockholders could face significant material adverse consequences including:

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

On December 5, 2022 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022. Although the Reverse Stock Split enabled us to regain compliance with the continued listing standards of the NYSE by raising the price of our common stock above the $1.00 continued listing criterion, if, in the future, our stock price again falls below the continued listing criterion of a minimum share price of $1.00 over a 30-trading day period, our common stock will be subject to immediate review by the NYSE. In such an event, the NYSE could determine that we do not satisfy its continued listing standards, and we may be subject to delisting if we are unable to cure any such noncompliance.

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

As a result of events which occurred during the three months ended September 30, 2022, as discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of this Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal Healthcare Systems Private Limited (“Glocal”) was a variable interest entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of this Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. Furthermore, as a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million and an intangible asset impairment in the amount of $16.9 million. We also recorded a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022, in connection with the pending sale of Innovations Group. Additionally, we recorded a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC during the three months ended March 31, 2022. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

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

In the private placement of units that occurred concurrently with our IPO, our Founders acquired 56,750 private warrants (as adjusted for the Reverse Stock Split). The private warrants are exercisable for cash or on a cashless basis, at the holder’s option, and are non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the private warrants are held by someone other than the initial purchasers or their permitted transferees, the private warrants will be redeemable by the Company and exercisable by such holders on the same basis as the warrants included in the units sold in the IPO, in which case the 56,750 private warrants could be redeemed by the Company for $5,675. Under GAAP, we are required to evaluate contingent exercise provisions of these warrants and then their settlement provisions to determine whether they should be accounted for as a warrant liability or as equity. Any settlement amount not equal to the difference between the fair value of a fixed number of our equity shares and a fixed monetary amount precludes these warrants from being considered indexed to our own stock, and therefore, from being accounted for as equity. As a result of the provision that the private warrants, when held by someone other than the initial purchasers or their permitted transferees, will be redeemable by the Company, the requirements for accounting for these warrants as equity are not satisfied. Therefore, as described in our financial statements included in this Annual Report, we are accounting for these private warrants as a warrant liability and are recording that liability at fair value upon issuance and are recording any subsequent changes in fair value as of the end of each period for which earnings are reported, as we determine based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our common stock.

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

A market for the Company’s securities may not continue, which would adversely affect the liquidity and price of its securities, and the failure to maintain the Company’s common stock as listed on a national exchange would constitute a Fundamental Change under the Company’s indentures.

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

In addition, the failure to maintain the Company’s common stock as listed on a national exchange will constitute a “Fundamental Change” under the Company’s indentures governing its convertible notes. As such, if the common stock were to become delisted prior to the respective maturity dates of the convertible notes, a holder may elect to surrender its convertible notes for conversion upon the effectiveness of the delisting and the conversion rate applicable to such notes will be increased by a number of additional shares of common stock determined in accordance with the terms of the indentures.

If the Company does not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline.

If the Company does not meet the expectations of investors or securities analysts, the market price of the Company’s securities may decline.

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

Factors affecting the trading price of the Company’s securities may include:

•actual or anticipated fluctuations in the Company’s quarterly financial results or the quarterly financial results of companies perceived to be similar to the Company;
•changes in the market’s expectations about the Company’s operating results;
•success of competitors;
•the Company’s operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning the Company or the market in general;
•operating and stock price performance of other companies that investors deem comparable to the Company’s;
•the Company’s ability to market new and enhanced services and products on a timely basis;
•changes in laws and regulations affecting the Company’s business;
•commencement of, or involvement in, litigation involving the Company;
•changes in the Company’s capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of the Company’s securities available for public sale;
•any major change in the board or management;
•sales of substantial amounts of common stock by the Company’s directors, executive officers or significant stockholders or the perception that such sales could occur; and

•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We have approximately 16,784,476 shares of common stock outstanding as of March 30, 2023. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration (none of which remain subject to a contractual lockup period), and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2021. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act, and if we fail to continue to comply, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act require an annual assessment of internal control over financial reporting, and for certain issuers an attestation of this assessment by the issuer’s independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We expect to incur significant expenses and to devote resources to Section 404 compliance on an ongoing basis. It is difficult for us to predict how long it will take or costly it will be to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, although the auditor attestation requirements are not presently applicable, to us we could become subject to these requirements in the future and we may encounter problems or delays in completing the implementation of any resulting changes to internal control over financial reporting. In the event that our Chief Executive Officer or Chief Financial Officer determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively affected.

Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company is required to provide management’s assessment on internal controls commencing with this Annual Report for the fiscal year ended December 31, 2022. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of UpHealth Holdings and Cloudbreak as privately-held companies. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

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

Certain of our stockholders have registration rights for restricted securities. We are obligated to register certain securities, including (i) the shares of common stock held by a single institutional investor, and the shares of common stock issuable to such investor upon the exercise of warrants, pursuant to a securities purchase agreement, dated March 9, 2023, between us and such investor, (ii) all of the shares of common stock acquired in private placements prior to or in conjunction with our initial public offering, and (iii) certain shares of common stock held by former securities holders of UpHealth Holdings and Cloudbreak. We are obligated to file resale “shelf” registration statements to register such securities and use reasonable best efforts to cause such registration statements to be declared effective by the SEC as soon as reasonably practicable after the filing. Sales of a substantial number of shares of common stock pursuant to a resale registration statement in the public market could occur at any time such registration statement remains effective. In addition, certain registration rights holders can request underwritten offerings to sell their securities. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock.

Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of December 31, 2022, as well as our reportable segments that use the properties described:

Segment	Location	Approximate Square Footage	Primary Use
Corporate/Services	Delray Beach, Florida	34,414	Corporate headquarters and customer care center
Services	Delray Beach, Florida	43,787	Customer care center
Services	Delray Beach, Florida	115,372	Customer care center
Services	North Salt Lake, Utah	43,543	Corporate office, manufacturing and warehouse
Services	St. Louis, Missouri	8,226	Corporate office and customer care center
Virtual Care Infrastructure	Columbus, Ohio (1)	20,455	Corporate office
Virtual Care Infrastructure	El Segundo, California (1)	12,251	Corporate office
Integrated Care Management	Chicago, Illinois	6,316	Corporate office
Integrated Care Management	San Francisco, California	11,742	Corporate office
(1) Substantially all of these facilities are subleased.
We lease all of our properties, with the exception of certain properties in India that are owned by Glocal. We believe our facilities are suitable to meet our current and reasonably anticipated future needs. However, we regularly evaluate our operating properties, and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.
Item 3.    Legal Proceedings
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements in Part II, Item 8 of this Annual Report.
Dispute and Litigation Regarding Control of Glocal Board of Directors

As further described in a Current Report on Form 8-K that the Company filed with the SEC on October 3, 2022 (the “October 3 Current Report”), on November 20, 2020, the Company, then known as GigCapital2, Inc., entered into a Business Combination Agreement to acquire UpHealth Holdings. The acquisition of UpHealth Holdings by the Company was completed on June 9, 2021. At the time of the acquisition of UpHealth Holdings, UpHealth Holdings owned five direct subsidiaries, one of which is Glocal Healthcare Systems Private Limited, an Indian company with its registered office in Kolkata, West Bengal, India (“Glocal”). Although Glocal is a direct subsidiary of UpHealth Holdings, which currently owns 94.81% of the equity of Glocal, UpHealth Holdings currently has no representatives on the board of directors of Glocal. Rather, the board of directors of Glocal consists of three individuals who have constituted such board since before UpHealth Holdings acquired any ownership interest in Glocal—Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Azim (“Richa Azim,” and together with Sabahat Azim, the “Azims”) and Gautam Chowdhury (“Chowdhury,” and together with the Azims, the “Glocal Board”).

As also described in the October 3 Current Report, following the closing of the acquisition of UpHealth Holdings by the Company, UpHealth Holdings has endeavored to have the Glocal Board appoint UpHealth Holdings’ designees to the board of Glocal as provided for in the Amendment Agreement (as defined below). To date, the Glocal Board has not complied with the terms of the Amendment Agreement to appoint UpHealth Holdings’ designees to the board of Glocal, and has deliberately acted to obstruct those appointments. As described in the October 3 Current Report, as a result, UpHealth Holdings attempted to convene an Extraordinary General Meeting of the shareholders of Glocal (the “EGM”) where it, as the owner of 94.81% of the equity of Glocal, could vote in proportion to its shareholding to elect its designees to the board of Glocal and also to amend the Articles of Association of Glocal to provide that its designees would have certain affirmative voting rights on the board of Glocal. In July 2022, during the pendency of the lawsuit brought by Bray and Kathuria described above, UpHealth Holdings sent a written request to the Glocal Board to call an EGM, which request was not acted upon by the Glocal Board. Following this, on August 15, 2022, UpHealth Holdings, as a supermajority shareholder, used a procedure provided for under Indian law and the Articles of Association of Glocal to requisition the EGM. Following that requisition, the Glocal Board called the EGM and set it for September 26, 2022.

As also described in the October 3 Current Report, notwithstanding the Glocal Board calling the EGM and setting it for September 26, 2022, on September 21, 2022, all three members of the Glocal Board (i.e., the Azims and Chowdhury) and an employee and shareholder of Glocal (collectively, the “Petitioners”) filed a petition in India before the National Company Law Tribunal, Kolkata Bench (the “NCLT”) against Glocal and UpHealth Holdings, wherein the Petitioners claim that there was on October 30, 2020 an oral agreement entered into between UpHealth Holdings and the Azims whereby UpHealth Holdings would allegedly invest money into Glocal and would “just be an investor” but would not be involved with the operations of Glocal or be acquiring controlling equity ownership of Glocal, and that the Azims could allegedly “at will require [UpHealth Holdings] to exit [Glocal] and return the investment . . . as long as [the Azims] were in a position to return the investment of [UpHealth Holdings] with a reasonable interest i.e., return on their [sic] investment.” The petition states that this alleged oral agreement preceded the entry on October 30, 2020 into the Share Purchase Agreement (the “SPA”) between UpHealth Holdings, Glocal, and various shareholders of Glocal, including the Azims, Chowdhury and Kimberlite Social Infra Private Limited, an Indian entity of which the Azims are equity owners and the sole directors (“Kimberlite”), by which UpHealth Holdings has acquired its ownership of 94.81% of the equity of Glocal. The petition also states that, notwithstanding the contrary terms of the SPA to this purported oral agreement, the Azims would be able to return to UpHealth Holdings “the investment with a reasonable interest, i.e., return on its investment at the opportune time,” which the Azims now purport to want to do, and the Petitioners claim that UpHealth Holdings allegedly refuses to do in breach of the alleged oral agreement. As a result, the Petitioners requested that the NCLT declare that UpHealth Holdings is not entitled to certain of the shares of Glocal that UpHealth Holdings owns and that such shares be cancelled and their prior issuance to UpHealth Holdings be declared null, void and illegal; enjoin UpHealth Holdings from representing that it is a shareholder of Glocal; enjoin the EGM of Glocal from being held on September 26, 2022; and prevent the election of UpHealth Holdings’ designees and the amendments to the Articles of Association from being approved at the EGM.

As also described in the October 3 Current Report, contrary to the above claims made by the Petitioners, there was no oral agreement between the Azims and UpHealth Holdings made on October 30, 2020, or at any other time. In conjunction with the acquisition of UpHealth Holdings by the Company in 2021, the Company prepared and filed with the SEC a Registration Statement on Form S-4. Sabahat Azim was involved with the preparation of this Registration Statement, as was Kathuria, who was the President of UpHealth Holdings on October 30, 2020. Neither Kathuria nor anyone else at UpHealth Holdings ever disclosed to the Company as part of either the Business Combination Agreement or the preparation of the Registration Statement that there was an oral agreement between the Azims and UpHealth Holdings. Nor did Sabahat Azim make such disclosure to the Company or inform the Company that the Registration Statement needed to be revised to reflect the existence of an oral agreement. Furthermore, Kathuria confirmed in a meeting of the full board of directors of the Company held on September 21, 2022 that neither he nor anyone else at UpHealth Holdings ever discussed or entered into such oral agreement.

As also described in the October 3 Current Report, at a hearing before the NCLT held on September 23, 2022, on this basis, Indian counsel to UpHealth Holdings informed the NCLT that (i) there is no such oral agreement as alleged by the Petitioners, and that the controlling agreement is the SPA, (ii) under the terms of the SPA, UpHealth Holdings has acquired 94.81% equity ownership of Glocal, (iii) the Azims acquired shares of common stock of the Company, and (iv) the Azims, as members of a voting group involving various current or former directors and employees of the Company and their affiliates, attempted earlier this year to leverage their ownership of shares of common stock of the Company to advance both Sabahat Azim and another shareholder of Glocal, Meleveetil Damodaran (“Damodaran,” who is the former Chairman of the Securities and Exchange Board of India (“SEBI”)), becoming a director of the Company. Notwithstanding what was sought by the voting group, neither Azim nor Damodaran were accepted by the Board of Directors of the Company as a director nominee. Indian counsel to UpHealth Holdings further informed the NCLT that these facts, together with Sabahat Azim having been involved with the preparation of various filings made by the Company with the SEC, which filings stated that UpHealth Holdings was acquiring Glocal (consistent with the covenant included in the Amendment Agreement that is described below in “Background Context”), and having made no mention of the purported oral agreement to enable the Azims to return the investments of UpHealth Holdings, contravened the sudden claim of the Petitioners that there is an oral agreement. Indian counsel to UpHealth Holdings also provided legal arguments as to why the EGM could not be enjoined, and that the board of Glocal should be reconstituted to add UpHealth Holdings’ designees and that the Articles of Association of Glocal should be amended as proposed. As described in the October 3 Current Report, at the hearing, the NCLT verbally directed Glocal to delay the holding of the EGM on

September 26, 2022, from 11:00 a.m. Indian time to 2:00 p.m. Indian time to enable the NCLT to issue a written ruling on the matter.

As also described in the October 3 Current Report, on September 26, 2022, with UpHealth Holdings, three of the shareholders of Glocal who were not parties to the SPA (the “Non-Party Glocal Shareholders”), and seventeen other shareholders of Glocal (including the Azims and Chowdhury) in attendance, Sabahat Azim commenced the EGM at 11:00 a.m. Indian time but then adjourned the meeting to 2:00 p.m. Indian time pursuant to the NCLT’s direction, at which time he re-opened the EGM. Shortly after the EGM was re-opened, the NCLT issued its written ruling, denying the request to enjoin the EGM, and ordering that the board of Glocal should be reconstituted to add UpHealth Holdings’ designees, and that the reconstituted board of Glocal should act to amend the Articles of Association of Glocal. The NCLT’s written ruling stated that UpHealth Holdings is the majority shareholder of Glocal and the Petitioners hold only a “miniscule shareholding” in [Glocal] that “does not come to his [sic] aid in an attempt to thwart the proposed call for the EGM given by [Glocal] itself.” Sabahat Azim was informed during the EGM of the written ruling of the NCLT. Notwithstanding the written ruling that the Glocal board be reconstituted to add UpHealth Holdings’ designees, and provisions of Indian law and the Articles of Association that provide that the holders of more than 10% of the shares of an Indian corporation may demand for a vote by the polling of shares at the EGM, and UpHealth Holdings having so demanded for a vote by the polling of shares, Sabahat Azim illegally refused to do so, and instead called for the vote at the EGM by a show of hands of the Glocal shareholders in attendance at the EGM, with the motions for the election of UpHealth Holdings’ designees being defeated by a vote of 4-17, with only UpHealth Holdings and the Non-Party Glocal Shareholders voting in favor of these motions. The amendment of the Articles of Association of Glocal similarly failed. Following the EGM, UpHealth Holdings and each of the Non-Party Glocal Shareholders filed a polling record and sent a written protest to the Glocal Board on the outcome of the EGM.

As also described in the October 3 Current Report, UpHealth Holdings is also acting to obtain financial statements from Glocal for the fiscal quarter ended September 30, 2022. Under Indian law, Glocal was obligated to call its annual general meeting of shareholders by September 30, 2022, and to prepare its Indian statutory audited financial statements; however, the Glocal Board has not done either. In further breach of their obligations, as described in the October 3 Current Report, the Glocal Board had prevented the accounting firm that had been engaged to work on the preparation of the Indian statutory audited financial statements from entering Glocal’s offices, and the Petitioners have even asserted in their petition to the NCLT that the engagement of this accounting firm is evidence of alleged undue control by UpHealth Holdings of Glocal. As separately disclosed in the Current Report on Form 8-K filed by the Company with the SEC on November 14, 2022 (the “November 14 Current Report”), this separate accounting firm that served as Glocal’s auditors has expressed concern over the actions of the Glocal Board and has stated to UpHealth Holdings that it is uncertain whether it will be able to complete its review of the financial statements for Glocal for the fiscal quarter ended September 30, 2022. As further disclosed in the November 14 Current Report, subsequent to the filing of the October 3 Current Report, that separate accounting firm has since resigned as the auditors of Glocal, citing to developments in Glocal related to the announced dispute between the Glocal Board and UpHealth Holdings. As a result of this resignation, a review of the financial statements for Glocal for the fiscal quarter ended September 30, 2022 has not yet been conducted. Furthermore, Glocal has not yet delivered to UpHealth Holdings such financial statements.

The SPA provides that any dispute, controversy, or claim arising under or relating to it or any breach or threatened breach of it (an “Arbitrable Dispute”) will be resolved by final and binding arbitration administered by the International Court of Arbitration of the International Chamber of Commerce (the “ICA”). In light of the above-described breaches by the Glocal Board and Glocal (collectively, the “Emergency Arbitration Respondents”), on October 25, 2022, UpHealth Holdings submitted an application (the “Emergency Application”) to the ICA for emergency measures, including a request that the emergency arbitrator issue the following orders:

(i) Directing the Emergency Arbitration Respondents, both individually and jointly, to immediately provide to UpHealth Holdings, and to any PCAOB-registered accounting firm identified by UpHealth Holdings, access to all financial statement(s), data, documents, books and records necessary to be consolidated into UpHealth’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, in the form and manner requested (the “Financial Statements Request”);

(ii) Directing the Emergency Arbitration Respondents, both jointly and individually, to cooperate with any PCAOB-registered accounting firm identified by UpHealth Holdings in their review of the information provided pursuant to the Financial Statements Request, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications (the “Cooperation Request”); and

(iii) Restraining the Emergency Arbitration Respondents, both jointly and individually, from making, or causing to be made, any changes to the authorized signatory to access approximately US$7 million in funds held in a designated “Share Account” maintained with a leading bank in India for which the Chief Financial Officer of the Company is the sole authorized signatory (the “Share Account Request”).

On October 27, 2022, the President of the ICA appointed an Emergency Arbitrator to hear and decide the claims stated in the Application. On November 9, 2022, the Emergency Arbitrator conducted a hearing on the matter where the Emergency Arbitration Respondents were represented by counsel. On November 10, 2022, the Emergency Arbitrator issued a temporary restraining order that restrained the Emergency Arbitration Respondents as requested by UpHealth Holdings in the Share Account Request. On November 16, 2022, the Emergency Arbitrator issued an order that included the following:

(i) Declares that the Emergency Arbitrator has jurisdiction to rule on the Application.

(ii) Declares that the requests made in the Application are admissible.

(iii) Directs the Emergency Arbitration Respondents, both individually and jointly, to immediately provide to UpHealth Holdings, and to any PCAOB-registered accounting firm identified by UpHealth Holdings, access to all unaudited financial statement(s), data, documents, books and records necessary to be consolidated into UpHealth’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022, in the form and manner requested (i.e., the Financial Statements Request).

(iv) Directs the Emergency Arbitration Respondents, both jointly and individually, to cooperate with any PCAOB-registered accounting firm identified by UpHealth Holdings in their review of the information provided pursuant to the Financial Statements Request, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications (i.e., the Cooperation Request).

(v) Orders the Emergency Arbitration Respondents jointly and individually to refrain from taking any steps to access the funds in the Share Account (i.e., the Share Account Request).

Furthermore, on November 4, 2022, UpHealth Holdings filed a Request for Arbitration before the ICA against Glocal, the Azims, Chowdhury, Damodaran and Kimberlite (the “Arbitration Respondents”), for breach of the SPA, obstruction of UpHealth Holdings’ exercise of its statutory rights under the Indian Company Act as a super-majority shareholder of Glocal, and misrepresentation. UpHealth Holdings seeks an order for the following relief in the arbitration:

(i) Declaring that UpHealth Holdings is the 94.81% super majority shareholder in Glocal;

(ii) Declaring that UpHealth Holdings has good and marketable title over 94.81% of the shareholding in Glocal, free and clear of all encumbrances and together with all rights, title, interest and benefits appertaining thereto;

(iii) Issuing a permanent mandatory injunction that among other things:

(a) Directs the Arbitration Respondents to take all necessary steps to (i) convene a meeting of the Glocal Board to appoint UpHealth Holdings’ designee(s) as director(s) of the Glocal Board, and (ii) and, at that meeting, authorizes the appointment of UpHealth Holdings’ designee(s) as director(s) of the Glocal Board; and

(b) Directs the Arbitration Respondents, both individually and jointly, to (i) convene a general meeting to approve and authorize the amendment of the Articles of Association of Glocal, (ii) approve and authorize the amendment of the Articles of Association of Glocal, (iii) take all necessary steps under Indian law to ensure UpHealth Holdings is provided a right for its designee on the Glocal Board to act as the Chairman of the general meeting, having the right to exercise a casting vote in case of a deadlock, and (iv) at the general meeting, if demanded the voting method prescribed by the Companies Act, which contemplates that when a poll of all shareholders is demanded by any member holding more than one-tenth of the total voting power, the chair of the meeting is obligated to carry out the poll; and

(iv) Ordering Azim, Richa Sana Azim, Chowdhury, Damodaran and Kimberlite to, jointly and severally, pay damages to UpHealth Holdings in the amount of the difference between (i) the value UpHealth Holdings expected to receive from the Glocal shares it purchased through the SPA, based on the representations of Azim, Richa Sana Azim, Chowdhury,

Damodaran and Kimberlite about Glocal before the SPA was signed, and (ii) the value UpHealth Holdings has received from the Glocal shares it purchased through the SPA. The precise amount of damages Azim, Richa Sana Azim, Chowdhury, Damodaran and Kimberlite owe to UpHealth Holdings will be quantified later in these proceedings but is no less than US$150 million.

The ICC has constituted the arbitral tribunal. Each of the Arbitration Respondents have written to the ICC seeking to not have the arbitration proceed, including the Emergency Arbitration Respondents claiming that there is no jurisdiction for an arbitration, in part due to the existence of the proceeding before the NCLT, and Damodaran claiming that he should not have to bear the expense of an arbitration notwithstanding having been a party to the SPA and receiving significant consideration from UpHealth Holdings for the sale of shares of Glocal. The arbitral tribunal is in the process of scheduling its proceedings.

On December 23, 2022, the High Court of Calcutta, India, Commercial Division (the “High Court”), in the case entitled UpHealth Holdings, Inc. v. Glocal Healthcare Systems Private Limited and Ors, on an application by UpHealth Holdings against the Emergency Arbitration Respondents under Section 9 of the Indian Arbitration and Conciliation Act, 1996, to enforce the order of the Emergency Arbitrator, issued a ruling stating that:

“two crucial facts which are unassailable are that (a) [UpHealth Holdings] in terms of the [SPA] has invested a substantial sum of money aggregating to approximately to Rs. 2100 crores and (b) [UpHealth Holdings] is the single largest majority shareholder of [Glocal] holding approximately 94.5% shares in [Glocal], whereas, [the Azims and Chowdhury] being the erstwhile promoters of [Glocal] hold a miniscule shareholding in the company.”

On this basis, the High Court ruled that the proceeding before the NCLT cannot be a bar to the arbitration process and that the order of the Emergency Arbitrator should be enforced. The Azims and the Glocal Board have appealed the December 23, 2022 Order, which appeals are pending, however, a Division Bench of the Appellate Court has subsequently reinforced the requirement for Glocal to produce financial information to UpHealth Holdings.

Background Context

As described in the October 3 Current Report, Sabahat Azim executed the SPA on behalf of himself, Glocal and Kimberlite; Richa Azim and Chowdhury each executed the SPA on behalf of themselves; and Kathuria, the then-President of UpHealth Holdings, executed the SPA on behalf of UpHealth Holdings.

As also described in the October 3 Current Report, the SPA provided that UpHealth Holdings would acquire a majority stake of the share capital of Glocal. This was to be accomplished in multiple steps. First, UpHealth Holdings would acquire from two institutional investor shareholders of Glocal all of the shares held by one of such shareholders and certain of the shares held by the other of such shareholders, representing approximately 43.46% of the outstanding equity of Glocal. This uncontested acquisition occurred on November 20, 2020. Second, UpHealth Holdings would make an investment into Glocal of $3.0 million pursuant to a rights offering by Glocal that was open to all Glocal equity owners. UpHealth Holdings made the $3.0 million payment to Glocal pursuant to the rights offering on March 26, 2021, and received shares in Glocal at that time, but it was at that time decided that UpHealth Holdings would be obligated to pay additional amounts as a capital contribution over the next year in the amount of approximately $8.95 million as part of the rights offering. Subsequently, Glocal made a call for the additional capital contribution and UpHealth Holdings made the second payment of approximately $8.95 million to Glocal pursuant to the rights offering on June 16, 2021, to complete the payment for the rights offering shares. With the issuance of the rights offering shares by Glocal, UpHealth Holdings increased its ownership to approximately 90.4% of the outstanding equity of Glocal. Third, on May 14, 2021, UpHealth Holdings acquired the remaining shares of Glocal held by one of the institutional investor shareholders of Glocal which had sold shares of Glocal in the first step and delivered as acquisition consideration a certain number of UpHealth Holdings shares and a promissory note. Fourth, the SPA provided that UpHealth Holdings would acquire for the payment of cash additional shares of Glocal held by the shareholder parties to the SPA, including the Azims, Chowdhury and Kimberlite. This acquisition occurred during the summer of 2021, and as a result of such acquisition, UpHealth Holdings’ ownership of Glocal was increased to approximately 92.2% of the equity of Glocal. Fifth, in August 2021, Glocal made a private placement of shares to UpHealth Holdings with slightly more than half of the payment for this private placement being made in August 2021, and the remaining amounts to be paid over the following twelve months, with UpHealth Holdings making the last payment on August 15, 2022. The issuance of the private placement shares in August 2021 increased UpHealth Holdings’ ownership to 94.81% of the equity of Glocal. Under the terms of the SPA, the Azims, Chowdhury and Kimberlite, among other Glocal shareholders, were not selling all of their shares in Glocal. As a final step, there is an option for UpHealth Holdings to acquire the remaining shares held by such Glocal shareholders. This option has not yet been exercised. Pursuant to the terms of the SPA, and as a result of the acquisition of the shares of Glocal by UpHealth Holdings, the Azims and Kimberlite

became the beneficial owners of shares of common stock of UpHealth Holdings which were held by Eligere Limited Liability Company (“Eligere”).

As also described in the October 3 Current Report, on November 20, 2020, the parties to the SPA amended the SPA, (the “Amendment Agreement”). The Amendment Agreement, among other things, provided that after acquisition by UpHealth Holdings of most of the shares of Glocal held by the Azims, Chowdhury and Kimberlite, the Glocal Board would convene and hold a meeting at which resolutions would be passed approving and authorizing the appointment of UpHealth Holdings’ “designee(s) as director(s) to the Board” of Glocal. In addition, the Amendment Agreement added as a covenant to the SPA, the following provision:

“All Parties agree that the commercial intent is through the transactions contemplated by the SPA [UpHealth Holdings] shall eventually own 100% of the [Glocal] Share Capital. To that end, [the Azims, Chowdhury, Kimberlite and one other Glocal shareholder] shall cooperate with [UpHealth Holdings] to increase [UpHealth Holdings’] ownership in [Glocal] after the [date by which UpHealth Holdings increased its ownership to 94.81% of the equity of Glocal] in a form and manner acceptable to [UpHealth Holdings].”

As also described in the October 3 Current Report, as a result of the acquisition of UpHealth Holdings by the Company, the shares of common stock of UpHealth Holdings owned by Eligere were converted into shares of common stock of the Company. According to a Form 3/A filed by Eligere, Kimberlite and the Azims with the SEC on August 11, 2022, Eligere owns for the benefit of Kimberlite and the Azims a total of 6,116,842 shares of the common stock of the Company, Kimberlite beneficially owns 684,981 shares of the common stock of the Company, Sabahat Azim beneficially owns 2,716,319 shares of the common stock of the Company, and Richa Azim beneficially owns 2,715,542 shares of the common stock of the Company.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock and warrants are traded on the New York Stock Exchange under the symbols UPH and UPH.WS, respectively. As of February 28, 2023, there were approximately 105 stockholders of record of our common stock. As of February 28, 2023, there were approximately 42 holders of record of our warrants.

Dividend Policy
We have never declared or paid any cash dividend on our common stock. We currently do not expect to pay any dividends on our common stock in the foreseeable future.

Recent Unregistered Sales of Equity Securities
Please refer to the Quarterly Reports on Form 10-Q and Current Reports on Form 8-K that we have filed with the SEC for information regarding our 2025 Notes Offering that closed on August 18, 2022.

Recent Purchases of Equity Securities
We made no repurchases of our equity securities during the fourth quarter of the fiscal year ended December 31, 2022.

Equity Compensation Plans
See Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information relating to securities authorized for issuance under our equity compensation plans.

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
Completed Business Combinations
On November 20, 2020, UpHealth Holdings acquired BHS, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and BHS, in exchange for consideration in the form of a promissory note in the amount of $1.2 million and shares of UpHealth Holdings. The information set forth below includes the results of operations, liquidity and capital resources of BHS for the years ended December 31, 2021 and 2022.
On November 20, 2020, UpHealth Holdings acquired Thrasys pursuant to the terms of an Amended and Restated Plan of Merger between the parties, in exchange for consideration in the form of a promissory note in the amount of $20.0 million and shares of UpHealth Holdings common stock. The information set forth below includes the results of operations, liquidity and capital resources of Thrasys for the years ended December 31, 2021 and 2022.
On January 25, 2021, UpHealth Holdings acquired TTC, which became a wholly owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and TTC, in exchange for consideration in the form of a promissory note in the amount of $12.1 million and shares of UpHealth Holdings common stock. Beginning January 25, 2021, the results of operations of TTC are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes the results of operations, liquidity and capital resources of TTC for the period from January 25, 2021 through December 31, 2022.
Glocal is now a super-majority owned (but not wholly owned) subsidiary of UpHealth Holdings. The acquisition of Glocal by UpHealth Holdings was structured to occur in multiple steps. Pursuant to the terms and conditions of a Share Purchase Agreement between UpHealth Holdings, Glocal, and certain Glocal shareholders, the first step concluded on November 20, 2020, when UpHealth Holdings acquired approximately 43.46% of the outstanding equity share capital of Glocal and delivered shares of UpHealth Holdings common stock and a $8.7 million note, which was paid in June 2021. As part of the second step, on March 26, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 89.4% of the outstanding equity of Glocal, by way of capital investment into Glocal, with $3.0 million paid in March 2021. On May 14, 2021, UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 90.4% of the outstanding equity of Glocal, and delivered shares of UpHealth Holdings common stock. The third step concluded on June 21, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 92.2% of the outstanding equity of Glocal, and delivered $9.2 million in cash to the selling shareholders. The fourth step concluded on August 27, 2021, when UpHealth Holdings acquired additional equity share capital of Glocal, increasing its ownership to approximately 94.81% of the outstanding equity of Glocal, and delivered $20.0 million in cash to the selling shareholders. UpHealth Holdings, as the majority shareholder, will, in conjunction with the remaining Glocal shareholders, increase UpHealth Holdings’ ownership in Glocal through the acquisition of remaining shares, and/or any other manner acceptable to UpHealth Holdings and permitted under India law.
UpHealth Holdings accounted for its ownership in Glocal using the equity method from November 20, 2020 through March 25, 2021. Beginning March 26, 2021, the results of operations of Glocal are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements, we deconsolidated Glocal during the three months ended September 30, 2022. Accordingly, the information set forth below includes the results of operations, liquidity and capital resources of Glocal for the period from March 26, 2021 through June 30, 2022.
On April 27, 2021, UpHealth Holdings acquired Innovations Group, which became a wholly owned subsidiary, pursuant to the terms of an Agreement and Plan of Merger between UpHealth Holdings and Innovations Group, in exchange for consideration in the form of a promissory note in the amount of $30.0 million and shares of UpHealth Holdings common stock. Beginning April 27, 2021, the results of operations of Innovations Group are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes the results of operations, liquidity and capital resources of Innovations Group for the period from April 27, 2021 through December 31, 2022.
On June 9, 2021, UpHealth acquired Cloudbreak, which became a wholly owned subsidiary, pursuant to the terms of a Business Combination Agreement between UpHealth and Cloudbreak, in exchange for consideration in the form of a promissory note in the amount of $36.6 million and shares of UpHealth common stock. Beginning June 9, 2021, the results of operations of Cloudbreak are consolidated with those of UpHealth in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes the results of operations, liquidity and capital resources of Cloudbreak for the period from June 9, 2021 through December 31, 2022.
On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became a wholly owned subsidiary, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owned a majority of the voting power of the combined company, UpHealth Holdings comprised 75% of the ongoing operations of the combined entity, UpHealth Holdings controlled a majority of the governing body of the combined company, and UpHealth Holdings’ senior management comprised most of the senior management of the combined company. Subsequent to June 9, 2021, the results of operations of UpHealth are consolidated with those of UpHealth Holdings in the UpHealth, Inc. consolidated financial statements provided with this Annual Report. The information set forth below includes the results of operations, liquidity and capital resources of UpHealth for the period from June 9, 2021 through December 31, 2022.
UpHealth, Inc. Business Overview

After undergoing a process launched in the second half of 2021 designed to help us determine how to tie the various components of the businesses brought together between November 2020 and June 2021 that we launched in the summer of 2021, in 2022, we turned to transforming our business strategy to create a company that can profitably fulfill our mission as an integrated whole. By considering our previous financial performance, we determined that it was necessary for us to pivot and to focus on fewer investments for growth. As a result, we sought to establish a company that will deliver high-quality, predictable revenue streams, conserve cash and readjust our operating expenses, and improve operational excellence. This led us to make the following decisions with regard to our reporting segments:

•As a result of the previously disclosed ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. These issues and disputes are described in our Current Reports on Form 8-K filed with the SEC on October 3, 2022 and November 14, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on December 29, 2022, as well as in Part I, Item 3, Legal Proceedings, of this Annual Report. Accordingly, although Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, it is not included in the Virtual Care Infrastructure business discussion for the latter six months of 2022. As of March 31, 2023, the operations of Glocal remain deconsolidated from the rest of UpHealth as we continue to pursue all legal recourse against the founders of that business.

•On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement, dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale is expected to close in the second quarter of 2023, subject to the completion of required regulatory filings. Innovations Group’s financial results are included in the discussion of full year 2022 results for the Services business, as they are considered held-for-sale.

•At the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind down our provider practice in Missouri. As such, BHS results for 2022 are included in the full year 2022 results for the Services business.

Following all of these changes, our reporting structure remains the same. We have three business segments: (a) Integrated Care Management, which has evolved from the legacy Thrasys business; (b) Virtual Care Infrastructure, which uses MarttiTM, a platform developed by the legacy Cloudbreak business; and (c) Services, which is focused on behavioral health services using a platform created by the legacy TTC business.

Going forward, UpHealth will offer patient-centric digital health technologies and technology-enabled services to manage health and behavioral health across our strategic businesses. We are focused on integrating the value streams represented across these three product and service lines, and focusing on building more data and analytics capabilities to complement our technology. Additionally, we are working on a partnership to incorporate artificial intelligence (“AI”) into our core product offerings.
Integrated Care Management Segment
Overview
Integrated Care Management is a healthcare technology business that serves organizations that pay for healthcare, including health plans and state, federal and municipal agencies that ensure the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family, and community has access to the care they need.

The Integrated Care Management business is powered by the SyntraNetTM technology platform and applications. SyntraNetTM is a configurable integrated health management platform that enables clinical and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations— especially individuals with complex medical, behavioral health, and social needs.

SyntraNetTM creates virtual “care communities” – logical networks of organizations, care managers and service providers – that function as an integrated care team to deploy programs to improve health, quality, performance, efficiency, and costs.

Core features of the platform include the ability to:

• Create virtual, cross-sector care communities;
• Integrate and organize information from a wide range of health and social health data sources;
• Gain insight into health, risks, and opportunities with advanced analytics;
• Qualify and enroll groups into programs;
• Coordinate care teams across the continuum of care; and
• Analyze and report on various measures of success.

Our Integrated Care Management platform provides health plans and provider groups the ability to manage health with new value-based models of care. Our clients include the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.

Integrated Care sells its products primarily through its direct sales force, strategic collaborations and external producers in two key areas: payors including health plans and third-party administrators and public entities including state and local health care agencies. Revenues are derived from license fees, recurring subscription fees, and professional services for implementation.
Components of Results of Operations
Revenues
Integrated Care Management derives revenues broadly from the sales of (a) products—with associated license, subscription, and hosting fees and (b) services—largely to implement, configure, and extend the technology, and train and on-board users on the use of the platform and applications.
Licenses and Subscriptions Revenues. License revenues are typically associated with rights granted to customers to deploy the platform to a certain number of care communities of a certain size, usually measured as the total population of patients that can be included within a care community. License revenues are recognized based on the nature of the license provided, either fully on the date license rights are granted to the customer if there are no further performance obligations or ratably over the license term beginning on the effective date of each contract, the date the customer takes possession of the license rights.
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
Services. The majority of Integrated Care Management’s contracts to provide professional services are priced on a time and materials basis, whereby revenues are recognized as the services are rendered. In some cases, Integrated Care Management enters into professional services contracts where professional services fees are defined for specific milestones, whereby revenues are recognized upon achievement of the milestones.
Cost of Revenues
Cost of revenues for Integrated Care Management include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team; and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. Integrated Care Management also anticipates added costs for third-party licenses that will be added as the scope and footprint of the technology platform expands.
Hosting Infrastructure. Integrated Care Management’s technology and solutions are designed to be agnostic to any particular cloud services provider. Currently, customer environments are hosted through contracts with two cloud service providers.

Integrated Care Management anticipates capabilities of cloud service providers to grow, and costs to become increasingly competitive, and will continue to evaluate offerings in the marketplace to determine the optimum mix of security, reliability, scalability, and performance to meet customer needs. Hosting infrastructure costs for Integrated Care Management are related to the number and size of environments deployed for customers and also on the service level agreements (“SLAs”) negotiated with customers. As the average size of customers continues to grow, hosting infrastructure costs are expected to grow as a percentage of revenue.
Third-Party Product Licenses. SyntraNetTM embeds certain third-party technology components to support some of its technology capabilities. There are multiple vendors for these components, and Integrated Care Management is not dependent on any specific vendor.
Professional Services Team. Integrated Care Management’s professional services team works closely with the product team and is best understood as an “A-team” created to lead showcase implementations. The goal is to keep the professional services team small in order to focus it on deploying reference customers and facilitating the on-boarding and coaching of systems integration partners.
Operating Expenses
Sales and Marketing (“S&M”) Expenses. S&M expenses include an internal sales and marketing team and contracts with business development consultants to generate and qualify leads, and an allocation of facilities, information technology, and depreciation costs.
Research and Development (“R&D”) Expenses. Integrated Care Management continues to invest in R&D. The core R&D team consists of a small team of very experienced software developers. R&D expenses also includes an allocation of facilities, information technology, and depreciation costs.
General and Administrative (“G&A”) Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues, S&M expenses, and R&D expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of Thrasys.
Virtual Care Infrastructure Segment
Overview
Virtual Care Infrastructure is a technology and technology-enabled services business that connects healthcare systems with platforms, analytics and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on UpHealth to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

Powered by Martti™, Virtual Care Infrastructure is a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. The Virtual Care Infrastructure business segment has one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States. Through its integrated telehealth and language access services, the platform serves as the digital front door to in-hospital care. The MarttiTM platform provides digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in.

In 2022, MarttiTM expanded its operations by leveraging its existing platform to include other telemedicine use cases such as telestroke, teleneurology, and telepsychiatry. We also launched a home health virtual visit platform enabling healthcare system partners to see their patients remotely on any device, at any time, anywhere the patient may be, and in any language they may speak.

Virtual Care Infrastructure’s products and services are sold primarily through a direct sales force. Virtual Care Infrastructure’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface our products with their applications. Our Virtual Care Infrastructure business offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. Our client base includes hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics, and medical practices.
As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements, we deconsolidated Glocal during the three months ended September 30, 2022. Accordingly, the information set forth below includes the results of operations, liquidity and capital resources of Glocal for the period from March 26, 2021 through June 30, 2022.
Components of Results of Operations
Revenues
Services. Services revenues are generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Our Telehealth product line also records ancillary revenues from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, Telehealth’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Martti™ device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date. For the period from March 26, 2021 through June 30, 2022, services revenues also included revenues from Glocal, which were generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.
Products. Products revenues consist of the sale of Martti™ devices to its customers. Sale of Martti™ devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts are typically due within 30 days of the invoice date. For the period from March 26, 2021 through June 30, 2022, products revenues also included revenues from Glocal, which were generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.
Cost of Revenues
Cost of revenues primarily consist of costs related to supporting and hosting Telehealth’s product offerings and delivering services, and include the cost of maintaining Telehealth’s data centers, customer support team, and Telehealth’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs. For the period from March 26, 2021 through June 30, 2022, cost of revenues also included cost of revenues from Glocal, which primarily consisted of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.
Operating Expenses
Sales and Marketing Expenses. S&M expenses consist of compensation and benefits, costs related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.
General and Administrative Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of Cloudbreak and Glocal.
Services Segment
Overview

Our Services segment provides behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities are powered by UpHealth BehavioralTM and provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our Services platform is working to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms.

UpHealth BehavioralTM provides comprehensive patient-centered care, addressing the physical, mental, and social well-being of our clients. We engage people in the most appropriate care settings, including clinical sites, out-patient and virtual. UpHealth BehavioralTM delivers behavioral health services; helps patients and providers navigate and address complex, chronic behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth. UpHealth BehavioralTM works directly with consumers, care delivery systems, providers, payors, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.

UpHealth BehavioralTM sells its products primarily through its direct sales force, and strategic collaborations in two key areas: payors including health plans, third-party administrators; and public entities including the U.S. Departments of Veterans Affairs and other federal, state, and local health care agencies.

Our pharmacy business, Innovations Group, is powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispenses prescribed medications shipped directly to patients. It is capable of serving as a retail or national fulfillment center. Other services and products are also available, such as lab and testing services, nutritional supplements, and education and training for medical practitioners.

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. We expect the sale to close in the second quarter of 2023, subject to the completion of required regulatory filings.

Additionally, at the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind down our provider practice in Missouri. As such, BHS results for 2022 are included in the Services results for this report.
Components of Results of Operations
Revenues
Services. Services revenues at UpHealth BehavioralTM are generated primarily through services provided to clients in both inpatient and outpatient treatment settings. UpHealth BehavioralTM bills third-party payors weekly for the services provided in the prior week. Client-related revenues, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. UpHealth BehavioralTM receives the majority of payments from commercial payors at out-of-network rates. Client service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.
UpHealth BehavioralTM also provides diagnostic laboratory testing services for its clients, which are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.
Services revenues at UpHealth BehavioralTM are also generated by providing psychiatric and mental health services and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained. In addition, services revenues are generated from CME educational courses.
Products. Products revenues through our pharmacy business are generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers. The majority of the customer revenues are billed and collected before the medications and products are shipped from the facility. The pharmacy business generates approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications and supplements.
Products revenues are also generated by providing retail pharmacy services at UpHealth BehavioralTM.
Cost of Revenues
Cost of revenues at UpHealth BehavioralTM consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, the cost of operating the facilities, professional/medical fees, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. UpHealth BehavioralTM has adopted an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. UpHealth BehavioralTM primarily purchases pharmaceutical medications through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.
Cost of revenues at the pharmacy business primarily consist of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. The pharmacy business purchases these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. The pharmacy business is also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.
Operating Expenses
Sales and Marketing Expenses. S&M expenses consist of cost related to compensation and benefits, advertising and marketing programs, events, fees paid to third party marketing firms, and an allocation of facilities, information technology, and depreciation cost.
General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M expenses.
Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of TTC, BHS, and Innovations Group.
UPHEALTH, INC. RESULTS OF OPERATIONS
Operating Results
As UpHealth Holdings effectively began operations on January 1, 2020 and operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described below, the numbers presented above are not directly comparable between periods.
As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements, we deconsolidated Glocal during the three months ended September 30, 2022. Accordingly, the information set forth below includes the results of operations, of Glocal for the period from March 26, 2021 through June 30, 2022.
As of December 31, 2022 and for the year then ended, UpHealth’s operating results consist of the results of operations for UpHealth and its subsidiaries Thrasys, BHS, TTC, Innovations Group, and Cloudbreak for the entire period, and the result of operations for Glocal for the period from January 1, 2022 to June 30, 2022.
As of December 31, 2021 and for the year then ended, UpHealth’s operating results consist of (1) the results of operations for UpHealth Holdings, Thrasys, and BHS; (2) the results of operations for TTC, Glocal, and Innovations Group subsequent to the acquisition of those companies in 2021, as described above; and (3) the results of operations for UpHealth (fka GigCapital2) and Cloudbreak subsequent to June 9, 2021, as described above.

The following table sets forth the consolidated results of operations of UpHealth:

Consolidated results of operations data	For the year ended December 31,
( in thousands)	2022	2021	$ Change	% Change
Revenues:
Services	$110,953	$70,223	$40,730	58%
Licenses and subscriptions	12,566	25,516	(12,950)	(51)%
Products	35,284	28,056	7,228	26%
Total revenues	158,803	123,795	35,008	28%
Cost of revenues:
Services	62,954	45,139	17,815	39%
License and subscriptions	1,260	19,183	(17,923)	(93)%
Products	24,434	19,659	4,775	24%
Total cost of revenues	88,648	83,981	4,667	6%
Gross profit	70,155	39,814	30,341	76%
Operating expenses:
Sales and marketing	15,951	10,638	5,313	50%
Research and development	7,888	7,644	244	3%
General and administrative	48,755	52,285	(3,530)	(7)%
Depreciation and amortization	16,140	13,044	3,096	24%
Stock-based compensation	6,464	1,048	5,416	517%
Lease abandonment expenses	75	915	(840)	(92)%
Goodwill and intangible asset impairment	114,061	297,930	(183,869)	(62)%
Acquisition, integration, and transformation costs	22,214	36,289	(14,075)	(39)%
Total operating expenses	231,548	419,793	(188,245)	(45)%
Loss from operations	(161,393)	(379,979)	218,586	(58)%
Other income (expense):
Interest expense	(26,500)	(19,516)	(6,984)	36%
Gain on consolidation of equity investment	—	640	(640)	(100)%
Loss on deconsolidation of subsidiary	(37,708)	—	(37,708)	—%
Gain on fair value of derivative liability	7,529	53,846	(46,317)	(86)%
Gain on fair value of warrant liabilities	242	1,595	(1,353)	(85)%
Gain (loss) on extinguishment of debt	(14,610)	151	(14,761)	(9,775)%
Other income, net, including interest income	121	490	(369)	(75)%
Total other income (expense)	(70,926)	37,206	(108,132)	(291)%
Net loss before income tax benefit	(232,319)	(342,773)	110,454	(32)%
Income tax benefit	9,384	2,437	6,947	285%
Net loss before loss from equity investment	(222,935)	(340,336)	117,401	(34)%
Loss from equity investment	—	(561)	561	(100)%
Net loss	(222,935)	(340,897)	117,962	(35)%
Less: net loss attributable to noncontrolling interests	65	126	(61)	(48)%
Net loss attributable to UpHealth, Inc.	$(223,000)	$(341,023)	$118,023	(35)%
The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenues:

	For the year ended December 31,
	2022	2021
Revenues:
Services	70%	57%
Licenses and subscriptions	8%	21%
Products	22%	23%
Total revenues	100%	100%
Cost of revenues:
Services	40%	36%
License and subscriptions	1%	15%
Products	15%	16%
Total cost of revenues	56%	68%
Gross profit	44%	32%
Operating expenses:
Sales and marketing	10%	9%
Research and development	5%	6%
General and administrative	31%	42%
Depreciation and amortization	10%	11%
Stock-based compensation	4%	1%
Lease abandonment expenses	—%	1%
Goodwill and intangible asset impairment	72%	241%
Acquisition, integration, and transformation costs	14%	29%
Total operating expenses	146%	339%
Loss from operations	(102)%	(307)%
Other income (expense):
Interest expense	(17)%	(16)%
Gain on consolidation of equity investment	—%	1%
Loss on deconsolidation of subsidiary	(24)%	—%
Gain on fair value of derivative liability	5%	43%
Gain on fair value of warrant liabilities	—%	1%
Gain (loss) on extinguishment of debt	(9)%	—%
Other income, net, including interest income	—%	—%
Total other income (expense)	(45)%	30%
Net loss before income tax benefit	(146)%	(277)%
Income tax benefit	6%	2%
Net loss before loss from equity investment	(140)%	(275)%
Loss from equity investment	—%	—%
Net loss	(140)%	(275)%
Less: net loss attributable to noncontrolling interests	—%	—%
Net loss attributable to UpHealth, Inc.	(140)%	(275)%
For the Years Ended December 31, 2022 and 2021
Revenues
In the year ended December 31, 2022, revenues were $158.8 million, representing an increase of $35.0 million, or 28%, compared to $123.8 million in the year ended December 31, 2021.
Services revenues increased $40.7 million, primarily due to an increase in the Virtual Care Infrastructure segment of $32.2 million and in the Services segment of $9.5 million, partially offset by a $0.9 million decrease in the Integrated Care Management segment. The increase in the Virtual Care Infrastructure segment was attributed to a full year of operations at Cloudbreak, which was acquired on June 9, 2021, and increased revenues from both new clients and existing customers, partially offset by no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022. The increase in the Services segment was attributed to a full year of operations at TTC and Innovations Group, which were acquired in the first half of 2021, and increased revenues from a new payor.

License and subscriptions revenues decreased $13.0 million, primarily due to the loss of a contract with a European customer in the Integrated Care Management segment, partially offset by growth in revenues from existing customers in the segment.
Products revenues increased $7.2 million due to an increase in the Services segment of $11.0 million, partially offset by a decrease in the Virtual Care Infrastructure segment of $3.8 million. The increase in the Services segment was attributed to a full year of operations for TTC and Innovations Group, which were acquired in the first half of 2021, and an increase in the volume and sales price of prescriptions. The decrease in the Virtual Care Infrastructure segment was attributed to no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022.
We expect revenues to decrease in the year ending December 31, 2023, primarily as a result of a decrease in revenues in our Services segment due to a partial year of revenues to be recognized at Innovations Group as a result of its pending sale in the second quarter of 2023, partially offset by increased revenues at the other business units. We also expect a decline in revenues in our Integrated Care Management segment in the year ending December 31, 2023. We expect these decreases will be partially offset by increased revenues in the Virtual Care Infrastructure segment as we invest in advertising and marketing, add new customers, and continue to integrated and develop our technology platforms across each of our segments, partially offset by no revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022.
Cost of Revenues
In the year ended December 31, 2022, cost of revenues was $88.6 million, representing an increase of $4.7 million, or 6%, compared to $84.0 million in the year ended December 31, 2021.
Services cost of revenues increased $17.8 million, primarily due to increases in the Virtual Care Infrastructure segment of $14.2 million, the Services segment of $2.9 million, and the Integrated Care Management segment of $0.6 million. The increase in the Virtual Care Infrastructure segment was attributed to a full year of operations at Cloudbreak, which was acquired on June 9, 2021, and increased cost of revenues from both new clients and existing customers, partially offset by no cost of revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022. The increase in the Services segment was attributed to a full year of operations for TTC and Innovations Group, which were acquired in the first half of 2021, and increased cost of revenues from a new payor.
License and subscriptions cost of revenues decreased $17.9 million, primarily due to the loss of a contract with a European customer in the Integrated Care Management segment, which resulted in no associated cost of revenues being recorded in the year ended December 31, 2022.
Products cost of revenues increased $4.8 million due to an increase in the Services segment of $7.8 million, partially offset by a decrease in the Virtual Care Infrastructure segment of $3.0 million. The increase in the Services segment was attributed to a full year of operations for TTC and Innovations Group, which were acquired in the first half of 2021, and an increase in the volume and sales price of prescriptions. The decrease in the Virtual Care Infrastructure segment was attributed to no cost of revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022.
We expect cost of revenues to decrease in the year ending December 31, 2023, commensurate with the decrease in revenues. Cost of revenues from our Services segment is expected to decrease due to a partial year of cost of revenues to be recognized at Innovations Group as a result of its pending sale in the second quarter of 2023, partially offset by increased cost of revenues at the other business units. We also expect a decline in costs of revenues in our Integrated Care Management segment, commensurate with the expected decline in revenues. We expect these decreases will be partially offset by increased cost of revenues in the Virtual Care Infrastructure segment commensurate with the expected increase in revenues in the segment, partially offset by no cost of revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022. Our cost of revenues may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the year ended December 31, 2022, S&M expenses were $16.0 million, representing an increase of $5.3 million, or 50%, compared to $10.6 million in the year ended December 31, 2021, primarily due to an increase in compensation, benefits and contractor expenses of $5.0 million.

We expect S&M expenses to increase in the year ending December 31, 2023 as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the year ended December 31, 2022, R&D expenses were $7.9 million, representing a increase of $0.2 million, or 3%, compared to $7.6 million in the year ended December 31, 2021, primarily due to an increase in compensation, benefits and contractor expenses of $1.9 million, partially offset by an increase in capitalized software development costs of $1.7 million.
We expect our R&D expenses to decrease in the year ending December 31, 2023, as we decrease R&D efforts in certain segments, while also increasing our capitalization of software development costs. Our R&D expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs.
General and Administrative. In the year ended December 31, 2022, G&A expenses were $48.8 million, representing a decrease of $3.5 million, or 7%, compared to $52.3 million in the year ended December 31, 2021, primarily due to a decrease in bad debt expense of $17.8 million, partially offset by an increase in professional fees, including legal, of $7.7 million, an increase in compensation, benefits, and contractor expenses of $4.6 million and an increase in insurance expense of $2.0 million.
We expect G&A expenses to decrease in the year ending December 31, 2023 primarily as a result of a decrease in legal and other professional fees. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the year ended December 31, 2022, depreciation and amortization expenses were $16.1 million, primarily consisting of $14.0 million of amortization of intangible assets and $2.1 million of depreciation related to property and equipment, net of allocations to cost of revenues. In the year ended December 31, 2021, depreciation and amortization expenses were $13.0 million, primarily consisting of $12.4 million of amortization of intangible assets and $0.6 million of depreciation related to property and equipment, net of allocations to cost of revenues. The increase in depreciation and amortization expenses in 2022 was largely due to a full year of operations and amortization of intangible assets for TTC, Glocal, Innovations Group, and Cloudbreak, which were acquired in the first half of 2021, partially offset by the deconsolidation of Glocal in July 2022.
We expect depreciation and amortization expenses to increase in the year ending December 31, 2023, primarily due to an increase in amortization of capitalized software development costs and an increase in depreciation from purchases of property and equipment.
Stock-Based Compensation. In the year ended December 31, 2022, stock-based compensation expenses were $6.5 million, representing an increase of $5.4 million, or 517%, compared to $1.0 million in the year ended December 31, 2021. The increase in stock-based compensation expenses resulted from a full year of expense associated with RSUs granted and options assumed in the year ended December 31, 2021, as well as RSU grants made in the year ended December 31, 2022.
We expect stock-based compensation expenses to increase in the year ending December 31, 2023 as we continue to make grants under our equity incentive plan to new and existing employees.
Lease Abandonment Expenses. In the years ending December 31, 2022 and 2021, we recorded lease abandonment accruals in the amount of $0.1 million and $0.9 million, respectively, related to office spaces we vacated during the periods.
Goodwill and Intangible Asset Impairment. In the year ended December 31, 2022, we recorded a $114.1 million goodwill and intangible asset impairment charge, which included a $5.5 million measurement period adjustment at Glocal that was immediately impaired and a $0.7 million trade name intangible asset impairment at TTC in the three months ended March 31, 2022, an $89.1 million goodwill impairment charge and a $16.9 million intangible asset impairment charge resulting from impairment tests performed in the three months ended September 30, 2022, and a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022 in connection with the pending sale of Innovations Group. In the year ended December 31, 2021, we recorded a goodwill impairment of $297.9 million.
Acquisition, Integration, and Transformation Costs. In the year ended December 31, 2022, acquisition, integration and transformation costs were $22.2 million, primarily related to legal and litigation expenses associated with the acquisitions made in the years ended December 31, 2021 and 2020, as well as costs related to our integration and transformation of the businesses acquired, including management consulting fees and severance. In the year ended December 31, 2021, acquisition, integration and transformation costs were $36.3 million, primarily consisting of transaction expenses and success fees related to the acquisitions made in the years ended December 31, 2021 and 2020, legal and litigation expenses associated with the acquisitions, as well as costs related to our integration and transformation of the businesses acquired, including management consulting fees and severance.
We expect acquisition, integration and transformation costs expenses to decrease in the year ending December 31, 2023 as we complete our integration and transformation efforts.
Other Income (Expense)
In the year ended December 31, 2022, other expense was $70.9 million, primarily consisting of a $37.7 million loss on the deconsolidation of Glocal, $26.5 million of interest expense, and a $14.6 million loss on extinguishment of debt, partially offset by a $7.5 million gain on fair value of derivative liability, a $0.2 million gain on fair value of warrant liabilities, and $0.1 million of other income, net, including interest income. In the year ended December 31, 2021, other income was $37.2 million, primarily consisting of a $53.8 million gain on fair value of derivative liability, a $1.6 million gain on fair value of warrant liabilities, a $0.6 million gain on consolidation of equity investment, $0.5 million of other income, net, including interest income, and a $0.2 million gain on extinguishment of debt, partially offset by $19.5 million of interest expense.
We expect other expense to decrease in the year ending December 31, 2023 due to the one-time losses recorded in the year ending December 31, 2022, partially offset by an increase in interest expense for the 2025 Notes.
Income Tax Expense (Benefit)
In the year ended December 31, 2022, the income tax benefit was $9.4 million, primarily due to nondeductible acquisition, integration, and transformation costs and nondeductible goodwill impairment, partially offset by a $51.7 million valuation allowance we placed on certain deferred tax assets. In the year ended December 31, 2021, the income tax benefit was $2.4 million, primarily due to nondeductible acquisition, integration, and transformation costs and nondeductible goodwill impairment.
Income tax expense (benefit) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. We expect minimal income tax expense (benefit) in the year ended December 31, 2023 since any resulting deferred tax assets will be offset with a corresponding valuation allowance.
Segment Information
We evaluate performance based on several factors, of which revenues and gross margin by operating segment are the primary financial measures.
Revenues
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Cloudbreak and Glocal (other than for the six month period of July 1, 2022 through December 31, 2022) subsidiaries;
•Services—through our Innovations Group, BHS and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
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
Revenues by segment consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021
Integrated Care Management	$18,010	$31,886
Virtual Care Infrastructure	64,997	36,569
Services	75,796	55,340
Total revenues	$158,803	$123,795

Year Ended December 31, 2022 and 2021. Revenues from the Virtual Care Infrastructure segment increased $28.4 million, consisting of a $32.2 million increase in services revenues, partially offset by a $3.8 million decrease in products revenues. The increase in services revenue was due to a full year of operations at Cloudbreak, which was acquired on June 9, 2021, and increased revenues from both new clients and existing customers, partially offset by no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022. The decrease in products revenues was due to no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation. Revenues from the Services segment increased $20.5 million, consisting of a $9.5 million increase in services revenues and a $11.0 million increase in products revenues. The increase in services revenues was due to a full year of operations at TTC and Innovations Group, which were acquired in the first half of 2021, and increased revenues from a new payor. The increase in products revenues was due to a full year of operations at TTC and Innovations Group, and an increase in the volume and sales price of prescriptions. Revenues from the Integrated Care Management segment decreased $13.9 million, primarily as a result of a $13.0 million decrease in licenses and subscriptions revenues due to the loss of a contract with a European customer, partially offset by growth in revenues from existing customers.
Gross margin by segment consisted of the following:

	For the year ended December 31,
In thousands	2022	2021
Integrated Care Management	$13,687	$10,316
Virtual Care Infrastructure	29,882	12,633
Services	26,586	16,865
Total gross margin	$70,155	$39,814

Year Ended December 31, 2022 and 2021. Gross margin from the Virtual Care Infrastructure segment increased $17.2 million, primarily consisting of a $18.0 million increase in services gross margin, partially offset by a $0.7 million decrease in products gross margin. The increase in services gross margin was due to a full year of operations at Cloudbreak, which was acquired on June 9, 2021, and increased revenues from both new clients and existing customers, partially offset by no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation in July 2022. The decrease in products revenues was due to no revenues being recognized for Glocal during the second half of 2022 as a result of its deconsolidation. Gross margin from the Services segment increased $9.7 million, consisting of a $6.5 million increase in services gross margin and a $3.2 million increase in products gross margin. The increase in services gross margin was due to a full year of operations at TTC and Innovations Group, which were acquired in the first half of 2021, and increased revenues from a new payor. The increase in products gross margin was due to a full year of operations at TTC and Innovations Group, and an increase in the volume and sales price of prescriptions. Gross margin from the Integrated Care Management segment increased $3.4 million, primarily as a result of a $4.9 million increase in licenses and subscriptions gross margin due to a reduction in cost of revenues from the loss of a contract with a European customer, partially offset by a $1.6 million increase in services cost of revenues.

Total assets by segment consisted of the following:

In thousands	December 31, 2022	December 31, 2021
Integrated Care Management	$44,776	$156,106
Virtual Care Infrastructure	140,776	217,668
Services	124,980	127,114
Corporate	29,272	68,419
Total assets	$339,804	$569,307

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2022 and December 31, 2021, UpHealth, Inc. had free cash on hand of $15.6 million and $58.2 million, respectively. Restricted cash consisted of zero as of December 31, 2022 and $18.6 million as of December 31, 2021, of which $18.1 million represented funds held in an escrow account, as agreed in our Forward Share Purchase Agreement (see Note 12, Capital Structure, in the Notes to Consolidated Financial Statements for further information) and $0.5 million represented funds held at our Glocal business.
We believe our current cash, expected cash collections, and funds received from the private placement that closed on March 13, 2023 (see Note 12, Capital Structure, in the Notes to Consolidated Financial Statements for further information) will be sufficient to fund our operations for at least twelve months after the filing date of this Annual Report.
Cash Flows
The following tables summarize cash flows for the periods indicated:

	Year Ended December 31,
(In thousands)	2022	2021
Net cash used in operating activities	$(22,442)	$(62,817)
Net cash provided by investing activities	(15,593)	743
Net cash provided by financing activities	(22,749)	135,871
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	635
Net increase in cash, cash equivalents, and restricted cash	$(61,244)	$74,432
As operations from UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the year ended December 31, 2022, cash used in operating activities was $22.4 million, primarily attributed to net loss of $222.9 million. partially offset by $197.6 million of non-cash items (impairment of property, plant and equipment, intangible assets and goodwill, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, amortization of debt issuance costs and discount on convertible debt, loss on deconsolidation of subsidiary, and operating lease asset/liabilities, partially offset by a gain on fair value of derivatives, gain on fair value of warrants and deferred tax adjustments) and the changes in operating assets and liabilities, net of effects of acquisitions, of $2.9 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $13.1 million due to delayed payments to vendors and an increase in deferred revenue of $1.0 million, partially offset by an increase in accounts receivable of $5.8 million resulting from increased revenues in our Virtual Infrastructure segment.
In the year ended December 31, 2021, cash used in operating activities was $62.8 million, primarily attributed to net loss of $340.9 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $7.9 million, partially offset by $285.9 million of non-cash items (impairment of property, plant and equipment, intangible assets and goodwill, depreciation and amortization, provision for bad debt expense, and amortization of debt issuance costs and discount on convertible debt, partially offset by a gain on fair value of derivatives, gain on fair value of warrants, gain on extinguishment of debt, gain on consolidation of equity method investment and deferred tax adjustments). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $26.7 million due to billed and unbilled receivables primarily from one customer during the year that were not collected as of December 31, 2021, partially offset by an increase in accounts payable and accrued expenses of $23.0 million due to delayed payments to vendors.
In the year ended December 31, 2022, cash used in investing activities was $15.6 million, primarily consisting of the deconsolidated Glocal cash of $8.7 million and purchases of property and equipment of $6.8 million, which included $3.9 million of capitalized software development costs. In the year ended December 31, 2021, cash provided by investing activities was $0.7 million, primarily consisting of purchases of property and equipment partially offset by net cash acquired in acquisition of businesses.
In the year ended December 31, 2022, cash used in financing activities was $22.7 million, primarily consisting of repayments of debt of $48.2 million, repayments of the seller notes of $18.7 million, repayment of the forward share purchase agreement of $18.5 million, payments of finance and capital lease obligations of $3.1 million, and payments of debt issuance costs of $1.5 million, partially offset by proceeds from convertible debt of $67.5 million. In the year ended December 31, 2021, cash provided by financing activities was $135.9 million primarily consisting of proceeds from convertible debt of $164.5 million, proceeds from the merger and recapitalization transaction of $83.9 million and net proceeds from an equity raise of $43.0 million, partially offset by repayments of the seller notes of $99.2 million and repayments of debt of $42.6 million.
Long-Term Debt
See Note 10, Debt, in the Notes to Consolidated Financial Statements of this Annual Report for our long-term debt.
Contractual Obligations and Commitments
See Note 19, Commitments and Contingencies, in the Notes to Consolidated Financial Statements of this Annual Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.

Off-Balance Sheet Arrangements
As of December 31, 2022, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
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
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:
•Business combinations;
•Identification and reporting of variable interest entities (“VIEs”);
•Accounting for equity investments;

•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.
During the year ended December 31, 2022, we added the identification and reporting of VIEs to our critical accounting policies and estimates.
Business Combinations
We account for our business combinations using the acquisition method of accounting. The purchase price is attributed to the fair value of the assets acquired and liabilities assumed. Acquisition-related transaction costs incurred by us are not included as a component of consideration transferred but are accounted for as an operating expense in the period in which the costs are incurred. Identifiable assets and liabilities acquired or assumed are measured separately at their fair values as of the acquisition date. The excess of the purchase price of acquisition over the fair value of the identifiable net assets of the acquiree is recorded as goodwill. The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of acquisition. When we issue stock-based or cash awards to an acquired company’s shareholders, we evaluate whether the awards are consideration or compensation for post-acquisition services. The evaluation includes, among other things, whether the vesting of the awards is contingent on the continued employment of the acquired company’s stockholders beyond the acquisition date. If continued employment is required for vesting, the awards are treated as compensation for post-acquisition services and recognized as expense over the requisite service period. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates, and selection of comparable companies. The estimates and assumptions used to determine the fair values and useful lives of identified intangible assets could change due to numerous factors, including market conditions, technological developments, economic conditions, and competition. In connection with determination of fair values, we may engage a third-party valuation specialist to assist with the valuation of intangible and certain tangible assets acquired and certain assumed obligations.
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

As a result of events which occurred during the three months ended September 30, 2022, as discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of this Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings , of Part I of this Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the six months then ended are not included in our consolidated financial statements.

Aside from the Glocal deconsolidation, there have been no changes to our critical accounting policies and estimates described in our Annual Report that have had a significant impact on our consolidated financial statements and related notes.
Accounting for Equity Investments
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
As discussed in Deconsolidation of Equity Investment in Note 1, Organization and Business, as of December 31, 2022, and for the July 1, 2022 to December 31, 2022 period, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
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

Goodwill and Other Intangible Assets
Goodwill
As of December 31, 2022 and 2021, our balance of goodwill was $159.7 million and $284.3 million, respectively. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. We currently operate as six reporting units under the guidance in ASC 350, Intangibles- Goodwill and Other. When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenues, margin, and operating expense growth rates, as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.
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
As a result of the pending sale of Innovations Group, and as discussed in Note 4, Assets and Liabilities Held for Sale, in the Notes to Consolidated Financial Statements, $35.4 million of goodwill is included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.
Intangible Assets
Intangible assets include trade names, technology and intellectual property, and customer relationships resulting from business acquisitions. As of December 31, 2022 and 2021, the aggregate balance of these assets was $31.4 million and $115.3 million, respectively. We amortize these definite-lived intangible assets over their estimated useful lives. We also review the useful lives on a periodic basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements. The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years. Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value.
Impairment charges of $17.6 million were recognized during the year ended December 31, 2022 related to our Thrasys, BHS and TTC business units. As discussed in Note 4, Assets and Liabilities Held for Sale, in the Notes to Consolidated Financial

Statements, $23.1 million of intangible assets are included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.

There were no events or changes in circumstances which indicated that the carrying value of the definite-lived intangible assets would not be recoverable during the year ended December 31, 2021.
Revenue Recognition
We recognize revenue in accordance with ASC guidance on revenue from contracts with customers. Revenue is reported at the amount that reflects the consideration to which we expect to be entitled in exchange for providing goods and services.
We record a contract asset when revenue recognized on a contract exceeds the billings. Subscriptions and SaaS internet hosting are generally invoiced monthly, quarterly, or in installments. Services are generally invoiced upon providing services as the performance obligations are deemed complete. Contract assets are included in accounts receivable in the consolidated balance sheets.
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

Item 8.    Financial Statements and Supplementary Data
UpHealth, Inc.
Financial Statements as of and for the periods ended December 31, 2022 and December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UpHealth, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of UpHealth, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financing reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2022.

San Jose, California
March 31, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
UpHealth, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of UpHealth, Inc. (the “Company”) as of December 31, 2021; the related statement of operations, comprehensive income, stockholders' equity, and cash flows for the year then ended; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2021 to 2022.

Denver, Colorado
April 18, 2022

UPHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$15,557	$58,192
Restricted cash	—	18,609
Accounts receivable, net	21,851	22,761
Inventories	161	2,928
Due from related parties	14	40
Prepaid expenses and other current assets	2,991	4,217
Assets held for sale, current	2,748	—
Total current assets	43,322	106,747
Property, plant and equipment, net	14,069	56,072
Operating lease right-of-use assets	7,213	—
Intangible assets, net	31,362	115,313
Goodwill	159,675	284,268
Equity investment	21,200	—
Other assets	438	6,907
Assets held for sale, noncurrent	62,525	—
Total assets	$339,804	$569,307
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,983	$13,604
Accrued expenses	38,763	36,084
Deferred revenue	2,738	2,649
Due to related party	229	47
Income tax payable	388	739
Related-party debt, current	—	657
Debt, current	—	22,093
Forward share purchase liability	—	18,051
Lease liabilities, current	5,475	2,404
Other liabilities, current	74	376
Liabilities held for sale, current	3,319	—
Total current liabilities	68,969	96,704
Related-party debt, noncurrent	281	331
Debt, noncurrent	145,962	98,417
Deferred tax liabilities	1,200	28,281
Warrant liabilities, noncurrent	9	252
Derivative liability, noncurrent	56	7,977
Lease liabilities, noncurrent	8,741	2,644
Other liabilities, noncurrent	662	858
Liabilities held for sale, noncurrent	7,787	—
Total liabilities	233,667	235,464
Commitments and Contingencies (Note 19)
Stockholders’ Equity
Common stock, $0.0001 par value, 30,000 shares authorized, 15,054 and 14,428 issued and outstanding as of December 31, 2022 and 2021, respectively.(1)	2	1
Additional paid in capital	688,355	665,474
Treasury stock, at cost	(17,000)	—
Accumulated deficit	(566,209)	(343,209)
Accumulated other comprehensive loss	—	(3,802)
Total UpHealth, Inc., stockholders’ equity	105,148	318,464
Noncontrolling interests	989	15,379
Total stockholders’ equity	106,137	333,843
Total liabilities and stockholders’ equity	$339,804	$569,307
(1)Amounts as of December 31, 2021 differ from those published in our prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2022	2021
Revenues:
Services	110,953	70,223
Licenses and subscriptions	12,566	25,516
Products	35,284	28,056
Total revenues	158,803	123,795
Cost of revenues:
Services	62,954	45,139
License and subscriptions	1,260	19,183
Products	24,434	19,659
Total cost of revenues	88,648	83,981
Gross profit	70,155	39,814
Operating expenses:
Sales and marketing	15,951	10,638
Research and development	7,888	7,644
General and administrative	48,755	52,285
Depreciation and amortization	16,140	13,044
Stock-based compensation	6,464	1,048
Lease abandonment expenses	75	915
Goodwill and intangible asset impairment	114,061	297,930
Acquisition, integration, and transformation costs	22,214	36,289
Total operating expenses	231,548	419,793
Loss from operations	(161,393)	(379,979)
Other income (expense):
Interest expense	(26,500)	(19,516)
Gain on consolidation of equity investment	—	640
Loss on deconsolidation of subsidiary	(37,708)	—
Gain on fair value of derivative liability	7,529	53,846
Gain on fair value of warrant liabilities	242	1,595
Gain (loss) on extinguishment of debt	(14,610)	151
Other income, net, including interest income	121	490
Total other income (expense)	(70,926)	37,206
Net loss before income tax benefit	(232,319)	(342,773)
Income tax benefit	9,384	2,437
Net loss before loss from equity investment	(222,935)	(340,336)
Loss from equity investment	—	(561)
Net loss	(222,935)	(340,897)
Less: net loss attributable to noncontrolling interests	65	126
Net loss attributable to UpHealth, Inc.	$(223,000)	$(341,023)
Net loss per share attributable to UpHealth, Inc.:
Basic	$(15.17)	$(31.86)
Diluted	$(15.17)	$(31.86)
Weighted average shares outstanding:
Basic	14,699	10,703
Diluted	14,699	10,703
The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the year ended December 31,
	2022	2021
Net loss	$(222,935)	$(340,897)
Foreign currency translation adjustments, net of tax	3,802	(3,802)
Comprehensive loss	(219,133)	(344,699)
Comprehensive income attributable to noncontrolling interests	65	126
Comprehensive loss attributable to UpHealth, Inc.	$(219,198)	$(344,825)
The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2021(1)(2)	7,002	$1	$222,906	—	$—	$(2,186)	$—	$220,721	$—	$220,721
Issuance of common stock to consummate business combinations(1)(2)	3,491	—	330,996	—	—	—	—	330,996	15,253	346,249
Merger recapitalization(1)(2)	947	—	54,605	—	—	—	—	54,605	—	54,605
Issuance of common stock in connection with PIPE(2)	300	—	27,079	—	—	—	—	27,079	—	27,079
Forward share repurchase agreement	—	—	(17,000)	—	—	—	—	(17,000)	—	(17,000)
Issuance of common stock for debt conversion(2)	20	—	1,879	—	—	—	—	1,879	—	1,879
Purchase consideration adjustment	—	—	677	—	—	—	—	677	—	677
Issuance of common stock in connection with equity offering, net of offering costs of $3,300(2)	2,645	—	42,965	—	—	—	—	42,965	—	42,965
Issuance of common stock in connection with equity incentive plans, net(2)	23	—	319	—	—	—	—	319	—	319
Stock-based compensation	—	—	1,048	—	—	—	—	1,048	—	1,048
Net loss	—	—	—	—	—	(341,023)	—	(341,023)	126	(340,897)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,802)	(3,802)	—	(3,802)
Balance as of December 31, 2021(2)	14,428	1	665,474	—	—	(343,209)	(3,802)	318,464	15,379	333,843
Equity award activity, net of shares withheld for taxes(2)	681	1	(1,296)	—	—	—	—	(1,295)	—	(1,295)
Issuance of common stock in connection with 2025 Notes(2)	115	—	713	—	—	—	—	713	—	713
Stock-based compensation	—	—	6,464	—	—	—	—	6,464	—	6,464
Common stock repurchased in connection with forward share purchase agreement(2)	(170)	—	17,000	170	(17,000)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(139)	(139)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(14,285)	(14,285)
Net loss	—	—	—	—	—	(223,000)	—	(223,000)	65	(222,935)
Foreign currency translation adjustments	—	—	—	—	—	—	3,802	3,802	—	3,802
Balance as of December 31, 2022	15,054	$2	$688,355	170	$(17,000)	$(566,209)	$—	$105,148	$989	$106,137

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

(2) Amounts as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2022	2021
Operating activities:
Net loss	$(222,935)	$(340,897)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,800	16,768
Amortization of debt issuance costs and discount on convertible debt	12,789	8,882
Stock-based compensation	6,464	1,048
Impairment of property, plant and equipment, intangible assets and goodwill	116,164	297,930
Provision for bad debt expense	1,336	18,617
Loss (gain) on extinguishment of debt	14,610	(151)
Loss from equity investment	—	561
Gain on consolidation of equity investment	—	(640)
Loss on deconsolidation of subsidiary	37,708	—
Gain on fair value of warrant liabilities	(242)	(1,595)
Gain on fair value of derivative liability	(7,529)	(53,846)
Loss on disposal of property and equipment	—	876
Deferred income taxes	(9,543)	(2,502)
Non-cash impact of operating lease right-of-use assets	4,031	—
Other	(9)	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(5,839)	(26,747)
Inventories	417	200
Prepaid expenses and other current assets	(100)	(6,909)
Accounts payable and accrued expenses	13,148	23,019
Operating lease liabilities	(4,003)	—
Income taxes payable	(599)	65
Deferred revenue	954	1,942
Due to related parties	(478)	1
Other current liabilities	(585)	561
Net cash used in operating activities	(22,441)	(62,817)
Investing activities:
Purchases of property and equipment and capitalized software development costs	(6,836)	(3,723)
Due to related parties	(14)	497
Deconsolidated Glocal cash	(8,743)	—
Net cash acquired in acquisition of businesses	—	3,969
Net cash provided by (used in) investing activities	(15,593)	743
Financing activities:
Proceeds from merger and recapitalization transaction	—	83,909
Proceeds from debt	67,500	164,500
Repayments of debt	(48,234)	(42,645)
Proceeds from Provider Relief Funds	—	506
Payments of debt issuance costs	(1,475)	(8,100)
Repayment of forward share purchase	(18,521)	—
Repayments of seller notes	(18,680)	(99,207)
Payments of finance and capital lease obligations	(3,106)	(2,173)
Proceeds from equity offering	—	42,962
Proceeds from stock option exercises	—	319
Payments for taxes related to net settlement of equity awards	(95)	—
Distribution to noncontrolling interest	(139)	—
Payment of amount due to member	—	(4,200)
Net cash provided by (used in) financing activities	(22,750)	135,871
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(460)	635
Increase (decrease) in cash, cash equivalents, and restricted cash	(61,244)	74,432
Cash, cash equivalents, and restricted cash, beginning of period	76,801	2,369
Cash, cash equivalents, and restricted cash, end of period	$15,557	$76,801

	For the years ended December 31,
	2022	2021
Supplemental cash flow information:
Cash paid for interest	$10,711	$9,799
Cash paid for income taxes	521	—
Non-cash investing and financing activity:
Property, plant and equipment reclassed from other assets	$3,751	$—
Property and equipment acquired through capital lease and vendor financing arrangements	4,110	3,469
Right of use assets obtained in exchange for new operating lease liabilities	12,549	—
Issuance of common stock for debt conversion	—	1,879
Shares withheld for tax remittance	1,200	—
Issuance of common stock for debt issuance costs	713	—
Issuance of common stock and promissory note to consummate TTC business combination	—	48,233
Issuance of common stock and promissory note to consummate Glocal business combination	—	132,122
Write-off of Glocal opening cash balance	3,010	—
Issuance of common stock and promissory note to consummate Cloudbreak business combination	—	106,298
Issuance of common stock and promissory note to consummate Innovations Group business combination	—	170,378
Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$15,557	$58,192
Restricted cash	—	18,609
Total cash, cash equivalents, and restricted cash	$15,557	$76,801

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In dollars)
1.    Organization and Business
UpHealth, Inc.
UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” “UpHealth,” or the “Company”) is the parent company of both UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”).
GigCapital2, Inc. (“GigCapital2”), our predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 20, 2020, GigCapital2, UpHealth Merger Sub, Inc. (“UpHealth Merger Sub”), and UpHealth Holdings, entered into a business combination agreement (as subsequently amended on January 29, 2021, March 23, 2021, April 23, 2021, and May 30, 2021, the “UpHealth Business Combination Agreement”). In connection with the UpHealth Business Combination Agreement, UpHealth Merger Sub was merged with and into UpHealth Holdings, with UpHealth Holdings surviving the merger. Also on November 20, 2020, GigCapital2; Cloudbreak Health Merger Sub, LLC, a Delaware limited liability company (“Cloudbreak Merger Sub”); Cloudbreak Health; Dr. Chirinjeev Kathuria and Dr. Mariya Pylypiv; UpHealth Holdings; and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent, and attorney-in-fact of the Cloudbreak members, entered into a business combination agreement (as subsequently amended on April 23, 2021 and June 9, 2021, the “Cloudbreak Business Combination Agreement” and, together with the UpHealth Business Combination Agreement, the “Business Combination Agreements”). In connection with the Cloudbreak Business Combination Agreement, Cloudbreak Merger Sub was merged with and into Cloudbreak, with Cloudbreak surviving the merger (the “Cloudbreak Business Combination” and, together with the UpHealth Business Combination, the “Business Combinations”). The Business Combinations were consummated on June 9, 2021. In connection with the Business Combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”
Our public units began trading on the NYSE under the symbol “GIX.U” on June 5, 2019. On June 26, 2019, we announced that the holders of our units may elect to separately trade the securities underlying such units. On July 1, 2019, the shares, warrants, and rights began trading on the NYSE under the symbols “GIX,” “GIX.WS,” and “GIX.RT,” respectively. On June 9, 2021, upon the completion of the Business Combinations, our units separated into their underlying shares of common stock, warrants, and rights (and the rights were converted into shares of common stock). Our units and rights ceased to trade, and our common stock and warrants now trade under the symbols “UPH” and “UPH.WS,” respectively.
UpHealth Holdings
UpHealth Holdings, a Delaware corporation formed on October 26, 2020, was established to raise capital and pursue opportunities for investment and acquisition in various healthcare entities, primarily those that bring technology and services to efficiently and profitably manage chronic and complex care, including behavioral health and substance abuse, while also serving the demands for easy access to personalized primary care. On October 26, 2020, the shareholders of UpHealth Services, Inc. (“UpHealth Services”) contributed their shares of UpHealth Services to UpHealth Holdings in exchange for shares of UpHealth Holdings, resulting in UpHealth Services being a wholly owned subsidiary of UpHealth Holdings.
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
On November 20, 2020, UpHealth Holdings completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as a gain on consolidation of equity method investment in the consolidated statement of operations for the three months ended March 31, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8% and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of June 30, 2022. Glocal is included in our consolidated financial statements as of March 26, 2021 through June 30, 2022 (see Deconsolidation of Subsidiary for further information).
On January 25, 2021, UpHealth Holdings completed the acquisition of TTC Healthcare, Inc. (“TTC”), a Delaware corporation and a provider of medical, retail pharmacy, and billing services for individuals with complex medical and behavioral health needs.
On April 27, 2021, UpHealth Holdings completed the acquisition of Innovations Group, Inc. (d/b/a MedQuest) (“Innovations Group”), a Utah corporation and a Utah-based internet pharmacy company.
Cloudbreak

Cloudbreak, a Delaware limited liability company that was formed on May 26, 2015, is a unified telemedicine and video medical interpretation solutions provider. On June 9, 2021, contemporaneous with the GigCapital2 merger with UpHealth Holdings, GigCapital2 completed the acquisition of Cloudbreak.
See Note 3, Business Combinations, for further information.

Deconsolidation of Subsidiary
As a result of events which occurred during the three months ended September 30, 2022, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of July 1, 2022. The probability-weighted fair value of Glocal, which is included in equity investment in our consolidated balance sheets as of December 31, 2022, incorporated scenarios where control of Glocal was gained and Glocal would continue as a going concern, control of Glocal was gained and Glocal would need to be liquidated, and control of Glocal was not gained and the equity investment in Glocal would be worthless. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 321, Investments - Equity Securities (“ASC 321”) measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through legal processes we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
The following table sets forth details of Glocal’s condensed balance sheet, which was deconsolidated effective July 1, 2022:

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
The financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the six months then ended are not included in our consolidated financial statements. The only transactions between us and Glocal during the six months ended December 31, 2022 was the transfer of $5.1 million by us to a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory.
Reverse Stock Split
On December 5, 2022 our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022. Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout these consolidated financial statements have been retroactively adjusted to reflect this Reverse Stock Split.
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023. The sale is expected to close in the second quarter of 2023, subject to the completion of required regulatory filings. Pursuant to the terms of the stock purchase agreement, consideration of $56.0 million, subject to working capital, closing debt, and other adjustments, will be delivered to us upon closing. See Note 4, Assets and Liabilities Held for Sale, for further information.

2.    Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
The accompanying consolidated financial statements of UpHealth have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for financial information and the instructions to Form 10-K and Rule 10-01 of Regulation S-X. Our consolidated financial statements include the accounts of UpHealth, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
We follow the FASB Accounting Standards Codification (“ASC”) guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as VIEs. We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.
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
Fiscal Year
Our fiscal year ends on December 31. References to fiscal year 2022 and fiscal year 2021 refer to our fiscal years ended December 31, 2022 and December 31, 2021, respectively.
Use of Estimates and Assumptions
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes thereto.
Significant estimates and assumptions made by management include the determination of:

•The identification and reporting of VIEs. We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met;
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
Foreign Currency Translation Adjustments

Balance sheet assets and liabilities of subsidiaries which do not use the U.S. dollar as their functional currency are translated at the exchange rate at the end of the reporting period. Statement of operations amounts are translated using a weighted-average exchange rate during the period. Equity accounts and noncontrolling interests are translated using historical exchange rates at the date the entry to stockholders’ equity was recorded, except for the change in accumulated deficit during the reporting period, which is translated using the same weighted-average exchange rate used to translate the consolidated statements of operations. The net cumulative translation adjustment is reported in accumulated other comprehensive loss, net of tax, in the consolidated balance sheets.
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
Cash and Cash Equivalents
We consider all cash on deposit, money market funds and short-term investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash and cash equivalents consist of amounts we have on deposit with major commercial financial institutions.
Restricted Cash
As of December 31, 2022, we had no restricted cash. As of December 31, 2021, we had restricted cash totaling $18.6 million, consisting of which $18.1 million represented funds held in an escrow account, as agreed in our forward share purchase agreement (see Note 12, Capital Structure, for further information) and $0.5 million of funds held at our Glocal business.
Receivables and Concentration
For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2022 and 2021, the allowance for doubtful accounts was $15.6 million and $18.9 million, respectively.
For subscription-based medical language interpretation services provided by and the sales of products through our virtual care infrastructure operations, accounts receivable are carried at original invoice, net of an allowance for doubtful accounts. Management determines the allowance for doubtful accounts by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2022 and December 31, 2021, the allowance for doubtful accounts was $0.6 million and $0.1 million, respectively.
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
For digital pharmacy prescriptions provided through our services operations, accounts receivable are recorded at net invoice amount from patients. For all prescriptions including compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. As of December 31, 2022 and 2021, we determined that no allowance for doubtful accounts was necessary.
As of December 31, 2022 and 2021, the total allowance for doubtful accounts was $16.2 million and $19.0 million, respectively.
For the year ended December 31, 2022, one customer accounted for approximately 12% of total revenues. For the year ended December 31, 2021, one customer accounted for approximately 58% of total revenues, due to the shortened period of activity between our acquisitions of Thrasys and BHS. As of December 31, 2022, no one customer accounted for a significant percentage of total accounts receivable. As of December 31, 2021, two customers accounted for 74% of total accounts receivable, primarily due to the shortened period of activity between our acquisitions of Thrasys and BHS.
Inventories
Inventories primarily consist of stock of medicines and pharmaceutical products finished goods, and are stated at the lower of cost or net realizable value. Cost comprises purchase price and all incidental expenses incurred in bringing the inventory to its present location and condition. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis
Equity Investment
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
As discussed in Deconsolidation of Equity Investment in Note 1, Organization and Business, as of December 31, 2022, and for the July 1, 2022 to December 31, 2022 period, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
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

Property and Equipment
Property and equipment are recorded at cost. Depreciation is calculated using the straight-line method over the estimated economic lives of the assets, which range as follows:

Land	Indefinite
Buildings	60 years
Medical and surgical equipment	13 years
Electrical and other equipment	5-7 years
Computer equipment, furniture and fixtures	3-7 years
Vehicles	5-7 years
Capitalized software development costs	3 years
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
Capitalized Software Development Costs
We capitalize our ongoing costs of developing software during the application development stage, which consists primarily of internal personnel costs and external contractor costs.
Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, software costs are capitalized until the product is available for general release to customers.
Intangible Assets
Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. Impairment charges of $17.6 million were recognized during fiscal 2022 related to our Thrasys, BHS and TTC business units. No impairment charge was recognized in fiscal 2021.

Long-Lived Assets
We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment charge of $2.1 million was recognized during fiscal 2022 related to the impairment of a software license. No impairment charge was recognized in fiscal 2021.

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
A $94.6 million impairment charge was recognized in fiscal 2022, which included an increase to goodwill in the amount of $5.5 million, which was immediately impaired, as a result of measurement period adjustments in the three months ended March 31, 2022, as well as an impairment charge of $89.1 million in the three months ended September 30, 2022 resulting from indicators of impairment identified in our goodwill impairment assessment performed as of September 30, 2022 (see Note 8,

Goodwill, for further information). We also recorded a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022 in connection with the pending sale of Innovations Group. A $297.9 million impairment charge was recognized in fiscal 2021.
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

Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on our consolidated balance sheets. The reclassification occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group.
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
Warrant Liabilities
We account for the Private Placement Warrants and PIPE Warrants (as described in Note 12, Capital Structure) that are not indexed to our own stock as liabilities at fair value on the consolidated balance sheets. The warrants are subject to remeasurement at each balance sheet date and any change in fair value is recognized as a component of other income (expense) in the consolidated statements of operations. We will continue to adjust the liabilities for changes in fair value until the earlier of the exercise or expiration of the common stock warrants. At that time, the portion of the warrant liability related to the common stock warrants will be reclassified to additional paid-in capital.

Forward Share Purchase Agreement

On June 3, 2021, we entered into a third-party put option arrangement with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, whereby we assumed the obligation to repurchase our common stock at a future date by transferring cash to KAF under certain conditions. Due to its mandatorily redeemable for cash feature, we recorded such obligation as a forward share purchase liability, and the $18.1 million of cash held in escrow as restricted cash, in our consolidated balance sheets as of December 31, 2021. In April 2022, in accordance with the Purchase Agreement, KAF transferred the 170,000 shares of our common stock (recorded on a post-reverse split basis) to us and we transferred to KAF the $18.1 million in cash previously held in escrow and $0.4 million of interest. As of December 31, 2022, the 170,000 shares of common stock are recorded as treasury stock in our consolidated balance sheets.

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
Contract Assets, Contract Liabilities, and Remaining Performance Obligations
We record a contract asset when revenue recognized on a contract exceeds the billings. Subscriptions and SaaS internet hosting are generally invoiced monthly, quarterly, or in installments. Services are generally invoiced upon providing services as the performance obligations are deemed complete. Contract assets are included in accounts receivable in the consolidated balance sheets.
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
Services Revenues
We derive our services revenues primarily through the provision of professional services through our Integrated Care Management segment; the provision of medical and behavioral health services by accredited medical professionals through our Services segment, and through Glocal in our Virtual Care Infrastructure segment through June 30, 2022; and the provision of subscription-based medical language interpretation services through our Virtual Care Infrastructure segment, as follows:

•Professional services for training, set-up, configuration, implementation, and customization services
The majority of our professional services contracts related to SaaS are on a time and materials basis, which may also be independently offered by our competitors. When these services are not combined with other SaaS revenues as a distinct performance obligation, revenue is recognized as the services are rendered for time and materials contracts, and when the milestones are achieved and accepted by the customer for fixed price contracts. Training revenues and configuration fees are recognized as the services are completed.

•Medical and behavioral services provided through our clinics and hospitals, digital dispensaries, and behavioral services operations
Performance obligations for medical and behavioral services provided by accredited medical and clinical professionals are satisfied over time as services are provided, and revenue is recognized accordingly. Revenue is based on gross charges, reduced by explicit price concessions provided to third-party payors and implicit price concessions provided primarily to self-pay patients. Estimates for explicit price concessions are based on provider contracts and historical experience, adjusted for economic conditions and other trends affecting our ability to collect outstanding items. Substantially all of our patients are insured under third-party payor agreements.
Generally, patients who are covered by third-party payors are responsible for related deductibles and coinsurance, which may vary in amount. We also provide services to uninsured patients and may offer those uninsured patients a discount from standard charges. We estimate the transaction price for patients with deductibles and coinsurance, and from those who are uninsured, based on historical experience and market conditions. We determined that the nature, amount, timing, and uncertainty of revenues and cash flows are affected by payors having different reimbursement and payment methodologies, length of the patient’s service, and method of reimbursement.

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the years ended December 31, 2022 and 2021.
•Subscription-based medical language interpretation services
Service fees of subscription-based fixed monthly minute medical language interpretation services are recognized monthly on a straight-line basis over the term of the contract due to the stand-ready nature of the services provided. Variable consideration received for medical language interpretation services, information technology services, and for the lease of Martti™ devices, our language access solution, is based on a fixed per item charge applied to a variable quantity. Variable consideration for these services is recognized over time in accordance with the “right to invoice” practical expedient and therefore is not subject to revenue constraint evaluation. Revenues related to the sale of Martti™ devices are recognized at a point in time upon delivery of the devices to the customer. We may enter into multiple component services arrangements that bundle the pricing for the lease of Martti™ devices with information technology services, but the lease may not always accompany Martti™ services. When an equipment lease is bundled with services, allocation of the transaction price consideration between the lease and nonlease components of the lease is required. We have determined that the consideration allocated to the lease components in its bundled multiple component services arrangements is not material to the consolidated financial statements.
Licenses and Subscriptions Revenues
Software license revenues are recognized by SyntraNetTM based on whether or not the license constitutes a distinct performance obligation. If the license is a distinct performance obligation, separate from a distinct performance obligation for hosting services, it may be fully recognized on the date license rights are granted to the customer and access is granted; otherwise, it is an indistinct performance obligation, which is recognized ratably over the contract term, along with other hosting services beginning on the commencement date of each contract, which is the date license rights are granted to the customer.
Subscription revenues from SaaS hosting access and support and maintenance provided by SyntraNetTM are recognized ratably over the contract term beginning on the commencement date of each contract, which is the date our service is made available to the customer. Our subscription service arrangements are noncancellable and do not contain refund-type provisions.
Product Revenues

We derive product revenues from sales of products through digital pharmacy operations in our Services segment and, through June 30, 2022, and through the construction of clinics and sales of digital dispensaries by Glocal, in our Virtual Care Infrastructure segment through June 30, 2022. Our pharmacy sales are primarily a function of the price per unit for pharmaceutical products sold and the number of prescriptions provided to customers. We recognize revenue at the time the client effectively takes possession and control of the product. Revenue for both is typically recognized over time based on the percentage of costs incurred to date relative to the estimated total costs for the contract, as this method best depicts how control of the product is being transferred.
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
Cost of Revenues
Cost of services for professional services, medical and behavioral services, and subscription-based medical language interpretation services includes the cost of direct labor, payroll taxes, and direct benefits of those individuals who provide direct services and/or generate billable hours, and an appropriately allocated portion of indirect overhead.
Cost of licenses and subscriptions includes all the accumulated costs of providing a hybrid cloud-based hosting arrangement; the cost of direct labor, payroll taxes, and direct benefits of those individuals who provide support and maintenance services; and an appropriately allocated portion of indirect overhead.
Cost of products is the accumulated total of all costs used to create a product, which has been sold to generate revenue. These costs include direct materials (resale products and raw and externally sourced materials for internally manufactured products), direct labor, an appropriately allocated portion of indirect overhead, and ancillary costs, such as freight, delivery, insurance, and non-sales and non-income taxes. Direct labor is the direct provision of activities to manufacture or provide a good or service. Indirect overhead includes allocable costs, such as facilities, information technology, and depreciation and amortization costs.
Taxes Collected from Customers and Remitted to Governmental Authorities
We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected from customers. Accordingly, such tax amounts are not included as a component of revenue or cost of revenues in the consolidated statements of operations.
Research and Development Costs
Research and development costs are expensed as incurred and were $7.9 million and $7.6 million for the years ended December 31, 2022 and 2021, respectively.
Advertising, Marketing, and Promotion Expenses
Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $2.9 million and $3.2 million for the years ended December 31, 2022 and 2021, respectively, and are included within sales and marketing expenses in the consolidated statements of operations.
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
Net Earnings (Loss) Per Share
Basic net earnings (loss) per share is computed by dividing the net loss by the weighted average number of shares of our outstanding common stock during the period. Diluted net earnings (loss) per share is computed by giving effect to all potential shares of common stock, including outstanding stock options and convertible notes, to the extent dilutive. Basic and diluted net earnings (loss) per share was the same for each period presented as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive due to our net loss in those periods.
Legal and Other Contingencies
We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated (see Note 19, Commitments and Contingencies, for further information).
New Accounting Pronouncements Not Yet Adopted
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This ASU will be effective for us on January 1, 2024. Early adoption is permitted, but no earlier than the fiscal year beginning on January 1, 2021, including interim periods within that fiscal year. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which amended certain effective dates. This ASU will be effective for us on January 1, 2023. We are currently evaluating the effect the adoption of this ASU will have on our consolidated financial statements.
Recently Adopted Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU removes specific exceptions to the general principles in Topic 740. It eliminates the need for an organization to analyze whether the following apply in a given period: (1) exception to the incremental approach for intraperiod tax allocation, (2) exceptions to accounting for basis differences when there are ownership changes in foreign investments, and (3) exception in interim period income tax accounting for year-to-date losses that exceed anticipated losses. This ASU also improves financial statement preparers’ application of income tax-related guidance and simplifies GAAP for franchise taxes that are partially based on income, transactions with a government that result in a step up in the tax basis of goodwill, separate financial statements of legal entities that are not subject to tax, and enacted changes in tax laws in interim periods. We adopted this guidance effective January 1, 2022, and it did not have a material impact on our consolidated financial statements.
In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. This ASU provides guidance for a modification or an exchange of a freestanding equity-classified written call option that is not within the scope of another Topic. It specifically addresses: (1) how an entity should treat a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; (2) how an entity should measure the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange; and (3) how an entity should recognize the effect of a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange. We adopted the amended guidance effective January 1, 2022. The adoption of this standard did not have a material impact on our consolidated financial statements.
In February 2016, FASB issued ASU No. 2016-02, “Leases (Topic 842),” which created a new topic, ASC 842 “Leases,” (“ASC 842”) which requires companies to recognize on the consolidated balance sheet assets and liabilities for the rights and obligations created by the leases. The FASB has subsequently issued supplemental and clarifying ASUs inclusive of ASU 2020-05, which updated the effective date for “all other” entities for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted in all cases.
We adopted ASC 842 effective January 1, 2022, using the modified retrospective transition method as allowed under ASU 2018-11, which includes the ability to recognize the cumulative effect of the adoption being recorded as an adjustment to accumulated deficit on January 1, 2022. Prior period results will continue to be presented under ASC 840 as it was the accounting standard in effect for such periods. We elected to apply the package of practical expedients that allows entities to forgo reassessing at the transition date: (1) whether any expired or existing contracts are or contain leases; (2) lease classification for any expired or existing leases; and (3) whether unamortized initial direct costs for existing leases meet the definition of initial direct costs under the new guidance. We did not elect the hindsight practical expedient. We also elected to use the practical expedient that allows the combination of lease and non-lease contract components in all of its underlying asset categories. Additionally, we elected the short-term lease recognition exemption for all leases that qualify, meaning we do not recognize right-of-use assets or lease liabilities for those leases.
Due to the adoption of this guidance, we recognized an operating right-of-use assets and operating lease liabilities of $7.2 million and $8.2 million, respectively, as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet is primarily due to the impact of accrual for lease payments as a result of straight-line lease expense. We did not have any impact to opening accumulated deficit as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on our results of operations and comprehensive loss, cash flows, liquidity or our covenant compliance under its existing credit agreements (see Note 18, Leases, for further information).

Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation as shown below:

	Nine Months Ended September 30, 2022			Three Months Ended December 31, 2022	Year Ended December 31, 2022
	As Reported	Reclassifications	As Adjusted	As Reported	As Reported
Revenues:
Services	$81,382	$—	$81,382	$29,571	$110,953
Licenses and subscriptions	10,612	—	10,612	1,954	12,566
Products	26,312	—	26,312	8,972	35,284
Total revenues	118,306	—	118,306	40,497	158,803
Cost of revenues:
Services	42,647	4,256	46,903	16,051	62,954
License and subscriptions	913	—	913	347	1,260
Products	18,550	—	18,550	5,884	24,434
Total cost of revenues	62,110	4,256	66,366	22,282	88,648
Gross profit	56,196	(4,256)	51,940	18,215	70,155
Operating expenses:
Sales and marketing	10,983	639	11,622	4,329	15,951
Research and development	5,600	344	5,944	1,944	7,888
General and administrative	42,213	(5,239)	36,974	11,781	48,755
Depreciation and amortization	13,272	—	13,272	2,868	16,140
Stock-based compensation	4,588	—	4,588	1,876	6,464
Lease abandonment expenses	75	—	75	—	75
Goodwill and intangible asset impairment	112,270	—	112,270	1,791	114,061
Acquisition, integration, and transformation costs	15,182	—	15,182	7,032	22,214
Total operating expenses	204,183	(4,256)	199,927	31,621	231,548
Loss from operations	$(147,987)	$—	$(147,987)	$(13,406)	$(161,393)

	For The Year Ended December 31, 2021
	As Reported	Reclassifications	As Adjusted
Revenues:
Services	$70,223	$—	$70,223
Licenses and subscriptions	25,516	—	25,516
Products	28,056	—	28,056
Total revenues	123,795	—	123,795
Cost of revenues:
Services	41,366	3,773	45,139
License and subscriptions	19,183	—	19,183
Products	19,659	—	19,659
Total cost of revenues	80,208	3,773	83,981
Gross profit	43,587	(3,773)	39,814
Operating expenses:
Sales and marketing	9,275	1,363	10,638
Research and development	7,302	342	7,644
General and administrative	57,763	(5,478)	52,285
Depreciation and amortization	13,044	—	13,044
Stock-based compensation	1,048	—	1,048
Lease abandonment expenses	915	—	915
Goodwill and intangible asset impairment	297,930	—	297,930
Acquisition, integration, and transformation costs	36,289	—	36,289
Total operating expenses	423,566	(3,773)	419,793
Loss from operations	$(379,979)	$—	$(379,979)

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
Customer Relationships
Customer relationships are intangible assets that consist of historical and factual information about customers and contacts collected from repeat transactions with customers, with or without any underlying contracts. The information is generally organized as customer lists or customer databases. We have the expectation of repeat patronage from these customers based on the customers’ historical purchase activity, which creates the intrinsic value over a finite period of time and translates into the expectation of future revenues, income, and cash flow.
Customer relationships are valued using projected operating income, adjusted for estimated future existing customer growth, less estimated future customer attrition, net of charges for net tangible assets, IP charge, trade name charge, and work force. The concluded value is the after-tax discounted free cash flow.
Measurement Period
We have included a measurement period table for each acquisition, identifying the line item or line items where an adjustment was deemed necessary and have quantified its impact. We finalized the valuations and completed the purchase price allocations for Thrasys, BHS, TTC, and Innovations Group during the three months ended December 31, 2021, finalized the valuation and completed the purchase price allocation for Glocal during the three months ended March 31, 2022, and finalized the valuation and completed the purchase price allocation for Cloudbreak during the three months ended June 30, 2022.
The Formation of UpHealth Holdings
UpHealth Holdings was formed on October 26, 2020, as a Delaware corporation, when the shareholders of UpHealth Services, Inc. contributed all of the shares of UpHealth Services to UpHealth Holdings in exchange for outstanding common stock of UpHealth Holdings, resulting in UpHealth Services being a wholly owned subsidiary of UpHealth Holdings. This was accounted for as a common control transaction with assets and liabilities carried over at book value.

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
Under the terms of the merger agreement, shares of common stock held by two officers of Thrasys, with a value of $10.0 million, have been restricted for 12 months from the closing date of the merger, as security for a potential indemnification claim related to a Thrasys tax matter (see Note 13, Income Taxes, for further information).

We identified developed technology and intellectual property, customer relationships, and trade names as definite-lived intangible assets. Developed technology and intellectual property consists of Thrasys' SyntraNetTM platform, which is supported by 24 domestic and international patents. Customer relationships consists of Thrasys' relationships with health plans, health systems and hospitals, physician groups, and accountable care organizations that are expected to contribute to recurring revenues and cross sell of our offerings. Trade names consist of the SyntraNetTM trademark.

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

(In thousands)	As of November 20, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$3,491	$—	$3,491
Prepaid expenses and other	3,001	—	3,001
Identifiable intangible assets	27,875	—	27,875
Property and equipment	101	—	101
Other assets	19	—	19
Goodwill	143,964	(4,124)	148,088
Total assets acquired	178,451	(4,124)	182,575
Accounts payable	1,779	—	1,779
Accrued expenses and other current liabilities	3,949	(1,373)	5,322
Debt	430	(531)	961
Deferred tax liabilities	6,680	302	6,378
Deferred revenue	700	—	700
Total liabilities assumed	13,538	(1,602)	15,140
Net assets acquired	$164,913	$(2,522)	$167,435

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

(In thousands)	As of November 20, 2021	Measurement Period Adjustments	As of November 20, 2020
Accounts receivable	$1,257	$—	$1,257
Inventories	100	—	100
Prepaid expenses and other	40	—	40
Identifiable intangible assets	225	—	225
Property and equipment	53	—	53
Other assets	4	—	4
Deferred tax assets	19	—	19
Goodwill	15,443	(663)	16,106
Total assets acquired	17,141	(663)	17,804
Accounts payable	374	—	374
Accrued expenses and other current liabilities	1,067	641	426
Debt	113	(1,121)	1,234
Total liabilities assumed	1,554	(480)	2,034
Net assets acquired	$15,587	$(183)	$15,770
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

Acquisition of Glocal
On November 20, 2020, UpHealth Holdings entered into a stock purchase agreement to acquire 43.46% of Glocal. On March 26, 2021, UpHealth Holdings completed a step acquisition of an additional 45.94% of Glocal, bringing our total ownership to 89.40%. The acquisition resulted in our ownership exceeding 50.0%, requiring consolidation of Glocal as of March 26, 2021. On May 14, 2021, June 21, 2021, and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of December 31, 2021. Total purchase price consideration included a promissory note for future cash consideration, as defined in the merger agreements, and common stock interests in UpHealth Holdings totaling $131.5 million, net of cash acquired of $0.4 million. The acquisition brought additional software and support synergies to our virtual care infrastructure offerings.
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

In connection with the closing of the Business Combinations on June 9, 2021, the purchase consideration was adjusted in accordance with the merger agreements, resulting in a net decrease in net assets acquired and goodwill of $5.8 million during the three months ended June 30, 2021. During the three months ended June 30, 2021, Glocal recorded a deferred tax liability in the amount of $9.9 million relating to identifiable intangible and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended September 30, 2021, Glocal recorded a reserve against its accounts receivable in the amount of $2.0 million and a liability related to redeemable preferred shares as of the acquisition date in the amount of $11.9 million with offsetting increases in goodwill. During the three months ended December 31, 2021, Glocal recorded reserves against accounts receivable and other assets in the amount of $5.1 million and additions to accrued expenses for unrecorded liabilities in the amount of $1.2 million with an offsetting increase to goodwill. During the three months ended December 31, 2021, Glocal recorded debt forgiveness in the amount of $2.3 million, with an offsetting decrease to goodwill, as well as a deferred tax liability in the amount of $2.6 million relating to income tax liabilities and other assets acquired in connection with the acquisition, with an offsetting increase in goodwill. During the three months ended March 31, 2022, Glocal recorded a reduction in the fair value of property, equipment, and work in progress in the amount of $14.0 million, an increase in the value of intangible assets in the amount of $7.3 million, and an increase in accrued expenses related to unrecorded liabilities in the amount of $0.2 million, with offsetting increases to goodwill, as well as a reduction to the deferred tax liability in the amount of $2.6 million related to these adjustments, with an offsetting decrease in goodwill.

The acquired intangible assets from Glocal and their related estimated useful lives consisted of the following:

	Approximate Fair Value	Estimated Useful Life
(In thousands)		(in years)
Definite-lived intangible assets—Technology and intellectual property	$45,289	7
Total fair value of identifiable intangible assets	$45,289
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the three and six months then ended are not included in our consolidated financial statements.
Acquisition of Innovations Group
On April 27, 2021, UpHealth Holdings completed the 100% acquisition of Innovations Group in exchange for a promissory note for future cash consideration, as defined in the merger agreement, and common stock interests in UpHealth Holdings totaling $169.8 million, net of cash acquired of $0.3 million. The acquisition brings additional medical synergies to our consolidated digital healthcare offerings.
We identified developed technology and intellectual property, customer relationships, trade names, and a lease as definite-lived intangible assets. Developed technology and intellectual property consists of Innovations Group's eMedplus software, which is a full-service prescription management system licensed by the U.S. Drug Enforcement Agency and industry groups. Customer relationships consist of Innovations Group's relationships with physician groups, who make up a significant portion of its revenue and continue to use the platform as a prescription management and delivery service without high levels of attrition. Trade names consist of the MedQuest brand, which customers identify as the supplier of the product they use, and which is licensed by the government and industry groups.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Innovations Group. The goodwill is not deductible for tax purposes.
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
Acquisition, Integration and Transformation Costs
For the year ended December 31, 2022 and December 31, 2021, we have incurred $22.2 million and $36.3 million, respectively, of costs related to the acquisition, integration, and transformation of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in acquisition, integration, and transformation costs in the consolidated statements of operations.

Combined Pro Forma Results for the Year Ended December 31, 2021
The results of operations of UpHealth Holdings and its subsidiaries (BHS, Thrasys, TTC, Glocal, and Innovations Group), and Cloudbreak have been included in the financial statements subsequent to their acquisition dates. The following unaudited pro forma consolidated financial information reflects the results of operations as if the acquisition of UpHealth Holdings (including all subsidiaries) and Cloudbreak had occurred on January 1, 2021, after giving effect to certain purchase accounting adjustments. These purchase accounting adjustments mainly include incremental depreciation expense related to the fair value adjustment of property and equipment, amortization expense related to identifiable intangible assets, and tax expense related to the combined tax provisions. This information does not purport to be indicative of the actual results that would have occurred if the acquisition had actually been completed on the date indicated, nor is it necessarily indicative of the future operating results or the financial position of the combined company:

(In thousands)	For the year ended December 31,
Pro Forma	2021
Revenues	$148,945
Net income (loss)	$(345,340)
Basic earnings per share	$(32.27)
Diluted earnings per share	$(32.27)
4.    Assets and Liabilities Held for Sale
On February 26, 2023, we entered into an agreement to sell Innovations Group, one of our subsidiaries within our Services segment. The transaction is expected to close in the second quarter of 2023. In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of December 31, 2022.
In connection with the held for sale classification, we recorded a total loss of $1.8 million on the remeasurement of the disposal group to its fair value, less cost to sell, which was recorded in goodwill and intangible asset impairment in the consolidated statement of operations.
Total assets and liabilities of the disposal group held for sale on the December 31, 2022 consolidated balance sheet consisted of the following:

(In thousands)	December 31, 2022
Accounts receivable, net	$78
Inventories	2,058
Prepaid expenses and other current assets	612
Property, plant and equipment, net	4,602
Operating lease right-of-use assets	1,298
Intangible assets, net	23,063
Goodwill	35,353
Less: Impairment	(1,791)
Total assets held for sale	$65,273

Accounts payable	$1,104
Accrued expenses	1,544
Deferred revenue	242
Lease liabilities, current	429
Deferred tax liabilities	6,918
Lease liabilities, noncurrent	869
Total liabilities held for sale	$11,106
5.    Revenues
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the revenues of Glocal for the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022, are included in our consolidated statements of operations, and the revenues of Glocal for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated statements of operations.
Revenues by service offering consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021
Services	$110,953	$70,223
Licenses and subscriptions	12,566	25,516
Products	35,284	28,056
Total revenues	$158,803	$123,795

Revenues by geography consisted of the following:

	For the year ended December 31,
(In thousands)	2022	2021
Americas	$151,899	$92,114
Europe	—	18,600
Asia	6,904	13,081
Total revenues	$158,803	$123,795
Our revenues are entirely derived from the healthcare industry. Revenue recognized over-time was approximately 74% and 77% of total revenues during the years ended December 31, 2022 and 2021, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during fiscal 2022 and 2021, respectively.

The change in contract assets was as follows:

(In thousands)	December 31, 2022	December 31, 2021
Unbilled receivables, beginning of period	$784	$438
Reclassifications to billed receivables	(784)	—
Revenues recognized in excess of period billings	694	346
Unbilled receivables, end of period	$694	$784
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred revenue, beginning of period	$2,649	$397
Revenues recognized from balances held at the beginning of the period	(2,027)	(397)
Net revenues deferred from period collections on unfulfilled performance obligations	2,980	2,649
Deconsolidation of equity investment	(622)	—
Reclassified to liabilities held for sale (See Note 4)	(242)	—
Deferred revenue, end of period	$2,738	$2,649
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
Approximately 1.3% of revenue recognized during the year ended December 31, 2022 was from the deferred revenue balance existing as of December 31, 2021. Approximately 0.3% of the revenue recognized during the year ended December 31, 2021 was from the deferred revenue balance existing as of December 31, 2020.
Remaining Performance Obligations
The majority of remaining performance obligation is expected to be recognized during the next 12 months and is classified as current in the table below. The remainder will be incurred through 2024.

Remaining performance obligations consisted of the following:

(In thousands)	2023	2024	Total
Subscriptions	$4,687	$1,104	$5,791
Program management and professional services	4,003	—	4,003
	$8,690	$1,104	$9,794
6.    Supplemental Financial Statement Information
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
Property and equipment consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Land	$—	$15,459
Buildings	—	18,086
Leasehold improvements	868	3,393
Medical and surgical equipment	—	2,953
Electrical and other equipment	21	508
Computer equipment, furniture and fixtures	16,222	12,029
Vehicles	302	185
Capitalized software development costs	4,404	3,837
Construction in progress	2,590	4,363
	24,407	60,813
Accumulated depreciation and amortization	(10,338)	(4,741)
Total property and equipment, net	$14,069	$56,072
As discussed in Note 4, Assets and Liabilities Held for Sale, $4.6 million of property and equipment are included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.
Depreciation expense was $7.8 million and $4.7 million for the years ended December 31, 2022 and 2021, respectively.
Accrued expenses consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Accrued professional fees	$14,245	$10,238
Accrued products and licenses	17,820	17,889
Accrued payroll and bonuses	5,163	3,939
Accrued interest on debt	741	1,227
Other accruals	794	2,791
Total accrued expenses	$38,763	$36,084
7.    Intangible Assets
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
The changes in carrying amounts of intangible assets consisted of the following:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
Balance as of December 31, 2020	$7,065	$10,705	$10,012	$—	$27,782
Additions	25,025	51,865	23,000	790	100,680
Amortization	(2,584)	(7,251)	(2,400)	(116)	(12,351)
Foreign exchange	—	(798)	—	—	(798)
Balance as of December 31, 2021	29,506	54,521	30,612	674	115,313
Additions	—	7,250	—	—	7,250
Amortization	(3,003)	(7,711)	(3,146)	(167)	(14,027)
Impairments	(5,428)	(6,009)	(6,191)	—	(17,628)
Deconsolidation of equity investment	—	(34,449)	—	—	(34,449)
Intangible assets, net reclassified to assets held for sale (see Note 4)	(9,080)	(5,718)	(7,758)	(507)	(23,063)
Foreign exchange	—	(2,034)	—	—	(2,034)
Balance as of December 31, 2022	$11,995	$5,850	$13,517	$—	$31,362
Impairment charges of $17.6 million were recognized for the year ended December 31, 2022 related to our Thrasys, BHS and TTC business units. No impairment charge was recognized for the year ended December 31, 2021.
As discussed in Note 4, Assets and Liabilities Held for Sale, $23.1 million of intangible assets are included in assets held for sale, noncurrent, in the consolidated balance sheets as of December 31, 2022.

The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $14.0 million and $12.4 million for the years ended December 31, 2022 and 2021, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
2023	$983	$1,532	$1,616	$4,131
2024	983	1,532	1,616	4,131
2025	983	1,532	1,616	4,131
2026	983	890	1,616	3,489
2027	983	364	1,616	2,963
Thereafter	7,080	—	5,437	12,517
	$11,995	$5,850	$13,517	$31,362

8.     Goodwill

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
As discussed in Note 4, Assets and Liabilities Held for Sale, $35.4 million of goodwill is included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.
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
The changes in the carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance as of December 31, 2020	$164,194
Measurement period adjustment—Thrasys	(4,124)
Measurement period adjustment—BHS	(663)
Business acquisition of TTC	57,574
Measurement period adjustment—TTC	780
Business acquisition of Glocal	91,871
Measurement period adjustment—Glocal	24,575
Business acquisition of Innovations Group	143,730
Measurement period adjustment—Innovations Group	(76)
Business acquisition of Cloudbreak	110,968
Measurement period adjustment—Cloudbreak	(3,658)
Impairment	(297,930)
Foreign exchange	(2,973)
Balance as of December 31, 2021	284,268
Measurement period adjustments	5,403
Goodwill reclassified to assets held for sale (see Note 4)	(35,353)
Impairments	(94,643)
Balance as of December 31, 2022	$159,675

9.     Investment in Unconsolidated Entities
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
On May 14, 2021, June 21, 2021 and August 27, 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8%, and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of June 30, 2022.
See Note 3, Business Combinations, for further information.
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021 and for the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
10.    Debt
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
Debt consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
2025 Notes	$67,500	$160,000
2026 Notes	115,000	—
Seller notes	—	18,680
Provider Relief and EIDL Funds	—	123
Other debt facilities (various maturities and interest rates)	—	3,847
Total debt	182,500	182,650
Less: unamortized original issue and debt discount	(36,538)	(62,140)
Total debt, net of unamortized original issue and debt discount	145,962	120,510
Less: current portion of debt	—	(22,093)
Noncurrent portion of debt	$145,962	$98,417
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “2026 Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the 2026 Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of December 31, 2022 and 2021, the fair value of the derivative was $0.1 million and $8.0 million, respectively, all of which was included in derivative liability, noncurrent, in our consolidated balance sheets.
Total interest expense for the year ended December 31, 2022 was $3.8 million, of which $1.3 million related to contractual interest expense, $2.2 million related to derivative accretion, and $0.3 million related to debt issuance costs amortization. Total interest expense for the year ended December 31, 2021 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization. Total other income for the years ended December 31, 2022 and 2021 included a $7.5 million and $53.8 million gain on the fair value of the derivative liability, respectively.
On August 12, 2022, concurrently and in connection with the offering of our 2025 senior secured convertible notes and indenture (see below), Oppenheimer & Co. Inc. (“OpCo”) commenced a private offer to repurchase approximately $45.0 million in aggregate principal amount of our 2026 Notes (the “2026 Notes Repurchase”). In connection with the 2026 Notes Repurchase, OpCo entered into a note purchase agreement with each institutional investor pursuant to which OpCo agreed to purchase 2026 Notes from each investor, concurrently with each investor’s purchase of 2025 Notes in the 2025 Notes Offering (see below). At the closing, each investor had the ability to sell $2.0 million in principal amount of 2026 Notes at 100% of par value for each $3.0 million in principal amount of 2025 Notes purchased in the 2025 Notes Offering. Concurrently and in connection with the closing on August 18, 2022, OpCo purchased from each investor the principal amount of the 2026 Notes set forth in each investor’s note purchase agreement, pursuant to and in accordance with the terms thereof. Total other expense for the year ended December 31, 2022 included a loss on extinguishment of debt of $14.6 million attributed to the unexpended accretion and the write-off of the derivative value on the repurchased 2026 Notes. Following the reverse split of shares, the remaining 2026 Notes are convertible into approximately 1,079,812 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Indenture.
2025 Senior Secured Convertible Notes and Indenture
On August 18, 2022, we entered into an indenture (the “2025 Indenture”) with the Indenture Trustee in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock, following the reverse stock split, with a value of $0.7 million. The 2025 Notes are convertible following the reverse split of our shares into 3,857,142 shares of UpHealth common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require UpHealth to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that UpHealth sells assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. UpHealth may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. UpHealth will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
Total interest expense for the year ended December 31, 2022 was $2.3 million of which $2.1 million related to contractual interest expense and $0.2 million related to debt issuance costs amortization.
In December 2022, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 13.53% for our March 15, 2023 interest payment date. In March 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.03% for our June 15, 2023 interest payment date.
As of December 31, 2022, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

Glocal Debt Facilities
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
Glocal’s debt facilities include INR-denominated term loans with an aggregate carrying value of $0.7 million (or INR 54.0 million) as of December 31, 2021. These term loans are primarily utilized for financing the construction of hospitals, administrative offices, equipment, and working capital, and are required to be repaid in monthly and quarterly installments with maturity dates extending to March 31, 2025. The loans are secured by mortgages on real property and personal guarantee of two Glocal directors. The loans bear interest rates between 11.15% and 16.25% per annum. During the six months ended June 30, 2022, Glocal repaid $0.1 million of the aggregate carrying value of the term loans. As of December 31, 2021 accrued interest on Glocal's debt facilities was $23 thousand and is included in accrued expenses in the consolidated balance sheets.
Prior to being acquired, Glocal had been negotiating with its banks to restructure the payment terms of some of the debt facilities above; these negotiations were completed in the fourth quarter of 2021 and Glocal was able to realize a forgiveness of debt of approximately $2.3 million.

Convertible Notes
On March 23, 2021, we issued a $4.1 million principal amount, 15.0% convertible note (the “2021 Note”) of which $0.5 million was to be converted and repaid in UpHealth common stock and the remainder in cash. The 2021 Note bears interest at a fixed rate of 15.0% per year, to begin accruing on June 15, 2021 if not repaid previous to such date. Total proceeds received from the 2021 Note were $3.0 million, net of original issue discount of $1.0 million. Additional debt issuance costs of $0.1 million for a placement fee were accrued, and paid at the closing. The principal and accrued interest of the 2021 Note was due and payable by us to the holder on the earlier of (1) the date that is one business day after the closing of the Business Combinations and we begin public trading, (2) the maturity date, which is nine months from the issuance of the 2021 Note, or (3) November 23, 2021, pursuant to its payment provisions. On June 9, 2021, in connection with the closing of the Business Combinations, we paid the holder of the 2021 Note the sum of $3.6 million and the remaining $0.5 million balance due to the holder was converted and exchanged into 50,000 shares of UpHealth common stock. Original issue discount and debt issuance costs of $0.5 million were written-off and a $31 thousand gain on extinguishment of debt was recognized and included in other income, net, including interest income, in the condensed consolidated statements of operations.
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

Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.2 million and $0.7 million as of December 31, 2022 and 2021, respectively. The notes bear interest at rates of 3.50% per annum. The notes are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was zero and $39 thousand as of December 31, 2022 and 2021, respectively, and is included in accrued expenses in the consolidated balance sheets. Interest expense was $42 thousand and $28 thousand for the year ended December 31, 2022 and 2021, respectively. Payments of $0.4 million and zero were made during the years ended December 31, 2022 and 2021, respectively.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of December 31, 2022 and 2021, the seller notes totaled zero and $18.7 million, respectively.
The accrued interest payable was zero and $0.7 million as of December 31, 2022 and 2021, respectively, and is included in accrued expenses in the consolidated balance sheets. Interest expense was $1.2 million and $1.6 million for the years ended December 31, 2022 and December 31, 2021, respectively.
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

Contractual Maturities
As of December 31, 2022, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
2023	$—
2024	—
2025	67,500
2026	115,000
2027	—
Total	$182,500
11.    Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2022 and 2021, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Liabilities:
Derivative liability	$—	$—	$56	$56
Warrant liability	—	9	—	9
	$—	$9	$56	$65

	December 31, 2021
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006
Liabilities:
Derivative liability	$—	$—	$7,977	$7,977
Warrant liability	—	252	—	252
	$—	$252	$7,977	$8,229
Money Market Funds
As of December 31, 2022 and 2021, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the year ended December 31, 2022 or 2021.
Cash equivalents were as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681

	December 31, 2021
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$45,006	$—	$—	$45,006
	$45,006	$—	$—	$45,006

Derivative Liability
In accounting for the 2026 Notes (see Note 10, Debt, for further information), we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. As of December 31, 2022 and 2021, the fair value of the derivative was $0.1 million and $8.0 million, respectively, all of which were included in derivative liability, noncurrent, in the consolidated balance sheets. Total other income for the years ended December 31, 2022 and 2021, included a $7.5 million and $53.8 million gain on the fair value of the derivative liability, respectively.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	December 31, 2022	December 31, 2021
Stock price	$1.63	$22.40
Volatility	95.0%	82.5%
Risk free rate	4.17%	1.18%
Exercise price	$106.50	$106.50
Expected life (in years)	3.44	4.44
Conversion periods	2 years-4 years	2-5 years
Future share price	$0.10-$405.60	$0.10-$340.50

The change in the fair value of the Level 3 derivative liability for the years ended December 31, 2022 and 2021 are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Fair value, beginning of period	$7,977	$—
Issuance	—	61,823
Settlement	(392)
Change in fair value	(7,529)	(53,846)
Fair value, end of period	$56	$7,977
The settlement is included in loss on extinguishment of debt in the consolidated statement of operations.
Private Placement Warrants and PIPE Warrants
We have classified the Private Placement Warrants and PIPE Warrants (see Note 12, Capital Structure) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. As of December 31, 2022, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.01 per warrant, totaling $6 thousand and $3 thousand, respectively, and are included in warrant liabilities in the consolidated balance sheets. As of December 31, 2021, the fair value of the Private Placement Warrants and the PIPE Warrants was determined to be $0.29 per warrant, totaling $0.2 million and $0.1 million respectively, and are included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2022, we recorded a $0.2 million gain due to the fair value changes in the Private Placement Warrants, and a $0.1 million gain due to fair value changes in the PIPE Warrants, both of which are included in gain in the fair value of warrant liabilities in the consolidated statement of operations. During the year ended December 31, 2021, we recorded a $0.3 million gain due to the fair value changes in the Private Placement Warrants, and a $1.3 million gain due to the fair value changes in the PIPE Warrants, both of which are included in gain in fair value of warrant liabilities in the consolidated statement of operations.
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
There were no transfers between fair value levels during the years ended December 31, 2022 or 2021.
12.    Capital Structure
The consolidated statements of stockholders’ equity have been retroactively adjusted for all periods presented to reflect the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The consolidated statements of stockholders’ equity have been retroactively adjusted for all periods presented to reflect the Business Combinations and reverse recapitalization exchange ratio (1.0 UpHealth Holdings shares converted to 10.28 GigCapital2 shares) as discussed in Note 3, Business Combinations.)
Preferred Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. As of December 31, 2022 and 2021 there were no shares of preferred stock outstanding.

Common Stock
Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 30,000,000 shares of common stock, par value of $0.0001. As of December 31, 2022, there were 15,054,431 shares of common stock issued and outstanding. As of December 31, 2021, there were 14,427,900 shares of common stock issued and outstanding.
As discussed in Note 1, Organization and Business, we have retroactively adjusted the shares issued and outstanding prior to December 8, 2022, to give effect to the 10:1 Reverse Stock Split.
As discussed in Note 3, Business Combinations, we have retroactively adjusted the shares issued and outstanding prior to June 9, 2021 to give effect to the exchange ratio established in the business combinations agreement to determine the number of shares of common stock into which they were converted.
On October 7, 2021, we completed an offering of 2,300,000 shares of our common stock, par value $0.0001 per share, at a public offering price of $1.75 per share, less underwriting discounts and commissions. In addition, during October 2021, the underwriters exercised their 30-day option to purchase 345,000 additional shares of our common stock at the public offering price, less underwriting discounts and commissions. The gross proceeds we received from this offering was $46.3 million, before underwriting discounts and commissions and estimated offering expenses of $3.3 million.
Common Stock Reserved for Future Issuance
Shares of common stock reserved for future issuance as of December 31, 2022 (recorded on a post-reverse split basis) were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding	878
Stock options outstanding	138
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of Public Warrants	1,725
Shares issuable upon conversion of Private Warrants	57
Shares issuable upon conversion of PIPE Warrants	30
Shares available for future grant under 2021 EIP	1,086
8,851
Public Warrants
Warrants (the “Public Warrants”) issued in connection with GigCapital2’s initial public offering are exercisable for $115.00 per share (on a post-reverse split basis), and the exercise price and number of Public Warrant shares issuable on exercise of the Public Warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger, or consolidation of GigCapital2 (now UpHealth, Inc.).
Each Public Warrant will become exercisable on the later of 30 days after the completion of the Business Combinations or 12 months from the closing of GigCapital2’s initial public offering and will expire five years after the completion of the Business Combinations or earlier upon redemption or liquidation. If UpHealth is unable to deliver registered shares of common stock to the holder upon exercise of the Public Warrants during the exercise period, there will be no net cash settlement of these Public Warrants and the Public Warrants will expire worthless, unless they may be exercised on a cashless basis in the circumstances described in the warrant agreement. Once the Public Warrants become exercisable, UpHealth may redeem the outstanding Public Warrants in whole and not in part at a price of $0.10 per Public Warrant (on a post-reverse split basis) upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sale price of UpHealth’s shares of common stock equals or exceeds $180.00 per share for any 20 trading days within the 30-trading day period ending on the third trading day before UpHealth sends the notice of redemption to the Public Warrant holders.
Under the terms of the warrant agreement, UpHealth has agreed to use its best efforts to file a new registration statement under the Securities Act, following the completion of the initial business combination, for the registration of the shares of common stock issuable upon exercise of the Public Warrants included in private placement units.

As of December 31, 2022, there were 1,811,749 warrants outstanding, including 1,725,000 Public Warrants, 56,750 Private Placement Warrants, and 29,999 PIPE Warrants (on a post-reverse split basis) (see Private Placement and Pipe Subscription Agreements below).
Founder Shares
During the period from March 6, 2019 (date of GigiCapital2’s inception) to March 12, 2019, GigCapital2’s sponsor and Northland Gig2 Investment LLC purchased 250,000 shares of GigCapital2 common stock (the “Founder Shares”) for an aggregate purchase price of $25,000, or $0.10 per share. In April 2019, GigCapital2 effected a stock dividend of 0.049 shares of common stock for each outstanding share of common stock, resulting in the sponsor and Northland Gig2 Investment LLC holding an aggregate of 373,250 shares of its common stock. Subsequently, the sponsor and Northland Gig2 Investment LLC sold 6,804 shares and 3,196 shares, respectively, to EarlyBirdCapital, Inc. and the EarlyBird Group, collectively, for an aggregate purchase price of $6700, or $0.0670 per share. In June 2019, GigCapital2 effected a stock dividend of 0.0154 shares of common stock for each outstanding share of common stock, resulting in the sponsor, Northland Gig2 Investment LLC, EarlyBirdCapital, Inc., and the EarlyBird Group holding an aggregate of 430,750 shares of its common stock as of December 31, 2022. The Founder Shares are identical to the common stock included in the Units sold in GigCapital2’s initial public offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below.

Private Placement
The GigCapital2 (now UpHealth, Inc.) founders purchased in a private placement sale (the “Private Placement”), that occurred simultaneously with the completion of the closing of the GigCapital2 initial public offering, an aggregate of 49,250 units (the “Private Placement Units”) at a price of $100.00 per unit (on a post-reverse split basis). The founders also purchased from GigCapital2 an aggregate of 7,500 private placement units at a price of $100.00 per unit (on a post-reverse split basis) in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option, for a total of 56,750 Private Placement Units. Among the Private Placement Units, 48,125 units (on a post-reverse split basis) were purchased by GigCapital2's sponsor, 2,990 units (on a post-reverse split basis) were purchased by EarlyBirdCapital, Inc., a GigCapital2 underwriter, and 5,635 units (on a post-reverse split basis) were purchased by Northland Gig2 Investment LLC, a GigCapital2 underwriter. Each Private Placement Unit consists of one share of GigCapital2’s common stock, $0.0001 par value, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of GigCapital2’s initial business combination. Warrants (the “Private Placement Warrants”) will be exercisable for $115.00 per share (on a post-reverse split basis), and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in terms of the warrant agreement.
Northland Gig2 Investment LLC purchased 10,000 private underwriter shares (the “Private Underwriter Shares”), at a purchase price of $100.00 per share in a private placement that occurred simultaneously with the completion of the initial closing of the GigCapital2 initial public offering. Northland Gig2 Investment LLC also purchased from GigCapital2 an aggregate of 2,000 Private Underwriter Shares at a price of $100.00 per share in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option. The Private Underwriter Shares are identical to the shares of common stock included in the Private Placement Units.
We accounted for the Private Placement Warrants as liabilities at fair value (see Note 11, Fair Value of Financial Instruments) on the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. As of December 31, 2022, the fair value of the Private Placement Warrants was $6 thousand, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2022, we recorded a $0.2 million gain due to the fair value changes in the Private Placement Warrants, which is included in gain in fair value of warrant liabilities in the consolidated statement of operations.
PIPE Subscription Agreements

On January 20, 2021, GigCapital2 (now UpHealth, Inc.) entered into subscription agreements, each dated January 20, 2021 and amended June 8, 2021 (the “PIPE Subscription Agreements”), with certain institutional investors (collectively the “PIPE Investors”), pursuant to which GigCapital2 agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 300,000 shares (the “PIPE Shares”) at $100.00 per share, plus warrants to purchase up to an additional 29,999 shares of common stock (one warrant for every 10 PIPE Shares purchased) at an exercise price of $115.00 per share (the “PIPE Warrants”), for an aggregate purchase price of $30.0 million (collectively the “PIPE Investment”). The PIPE Investment was consummated immediately prior to the closing of the Business

Combinations. The total proceeds received from the PIPE Investment were $28.5 million, net of placement fee costs of $1.5 million.
We accounted for the PIPE Warrants as liabilities at fair value (see Note 11, Fair Value of Financial Instruments) in the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the consolidated statements of operations. As of December 31, 2022, the fair value of the PIPE Warrants was $3 thousand, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2022, we recorded a $0.1 million gain due to the fair value changes in the PIPE Warrants, which is included in gain in fair value of warrant liabilities in the consolidated statement of operations.
Private Placement
On March 9, 2023, we entered into a Securities Purchase Agreement, with a single institutional investor, pursuant to which we agreed to issue and sell (i) 1,650,000 shares of our common stock, par value $0.0001 per share (the “Shares”); (ii) warrants that are exercisable six months from the date of issuance and will have a term of five years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series A Warrants”); (iii) warrants that are exercisable six months from the date of issuance and will have a term of two years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series B Warrants” and, collectively with Series A Warrants, the “Common Stock Purchase Warrants”); and (iv) pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Stock Purchase Warrants, the “Private Placement Warrants”) to purchase an additional 1,350,000 shares of our common stock (all of such shares issuable upon exercise of the Private Placement Warrants), in a private placement (the “Private Placement”). On March 13, 2023, we completed the closing of the Private Placement. The purchase price of each Share was $1.50, the exercise price of each Common Stock Purchase Warrant is $2.04, and the exercise price of each Pre-Funded Warrant is $0.0001, and the purchase price of each Pre-Funded Warrant was $1.4999. The aggregate gross proceeds to us from the Private Placement were approximately $4,500,000, before deducting the placement agent fees and other offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.
Forward Share Purchase Agreement
On June 3, 2021, we entered into a forward share purchase agreement (the “Purchase Agreement”) with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, pursuant to which KAF may elect to sell and transfer to us and we will purchase from KAF, on September 8, 2021 or, in KAF’s sole discretion, any one calendar month anniversary of that date (the “Closing Date”), up to 170,000 shares of our common stock (on a post-reverse split basis) that are held by KAF at the closing of the Business Combinations. In August 2021, we entered into an amendment to the Purchase Agreement, which deferred the Closing Date to no earlier than January 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $103.02 per KAF Share, plus (b) in the event that the Closing Date occurs after September 8, 2021, $0.8460 per KAF Share for each month (prorated for a partial month) following September 8, 2021.
On January 7, 2022, we entered into a second amendment to the Purchase Agreement, which deferred the Closing Date to no earlier than April 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $106.41 per KAF Share, plus (b) in the event that the Closing Date occurs after January 9, 2022, $0.8460 per KAF Share for each month (prorated for a partial month) following January 9, 2022.
Notwithstanding anything to the contrary in the Purchase Agreement, KAF is allowed at its election to sell any or all of the KAF Shares in the open market commencing after the closing of the Business Combinations, as long as the sales price is above $101.00 per Share. Nothing in the Purchase Agreement prohibits or restricts KAF with respect to the purchase or sale of our warrants. In exchange for our commitment to purchase the KAF Shares on the Closing Date, KAF agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities and including any Short Sales (as defined below) involving any of our securities) the KAF Shares prior to Closing Date. “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities and Exchange Act of 1934 (the “Exchange Act”), whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non-U.S. broker dealers or foreign regulated brokers. KAF is permitted to pledge the KAF Shares in connection with a bona fide margin agreement (and such a pledge is not considered to be a transfer, sale or assignment of the KAF Shares).
Due to its mandatorily redeemable for cash feature, we recorded the Purchase Agreement as a forward share purchase liability in our consolidated balance sheets for up to the 170,000 shares, at $100.00 per share, of our common stock ((on a post-reverse split basis) that KAF may elect to sell and transfer to us and we will repurchase from KAF, plus imputed interest, totaling $18.1 million as of December 31, 2021. In October 2021, as agreed with KAF, we transferred $18.1 million to an escrow account, which is included in restricted cash in the consolidated balance sheets as of December 31, 2021.
In April 2022, in accordance with the Purchase Agreement, KAF transferred the 170,000 shares of our common stock (such amount prior to the reverse split of shares) to us and we transferred to KAF the $18.1 million in cash previously held in escrow and $0.4 million of interest.
Equity Plans
Thrasys’ 2019 Stock Incentive Plan
Contemporaneous with its merger with UpHealth Holdings on November 20, 2020, Thrasys entered into stock compensation agreements with employees pursuant to the Thrasys 2019 Stock Incentive Plan, a Restricted Stock Award (“RSA”) agreement, and a Restricted Stock Unit (“RSU”) award agreement, and awarded 53,618 RSA shares and 342,732 RSU shares to employees. On June 9, 2021, in connection with the Business Combinations, the RSAs and RSUs were settled with a combination of shares of UpHealth common stock and proceeds from the seller notes. As of December 31, 2022 and 2021, there were no outstanding awards under the Thrasys 2019 Stock Incentive Plan.
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
The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price per Stock Option
Outstanding as of June 9, 2021	171	$44.51
Options granted	—	—
Options exercised	(20)	16.30
Options forfeited or expired	—	—
Outstanding as of December 31, 2021	151	48.15
Options exercised	(10)	2.40
Options forfeited or expired	(3)	73.80
Outstanding as of December 31, 2022	138	50.76
Vested and expected to vest as of December 31, 2022	138	50.76
Exercisable as of December 31, 2022	135	$50.23

As of December 31, 2022, there was $0.1 million of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 1.55.
2021 Equity Incentive Plan
On June 4, 2021, the GigCapital2 stockholders considered and approved the 2021 Equity Incentive Plan (“2021 EIP”) and reserved 1,642,081 shares (on a post-reverse split basis) of UpHealth common stock for issuance thereunder. The 2021 EIP was previously approved, subject to stockholder approval, by the Board of Directors of GigCapital2 on February 7, 2021. The

2021 EIP became effective immediately upon the closing of the Business Combinations. The number of shares of common stock reserved for issuance under the 2021 EIP will automatically increase on January 1 of each year, beginning on January 1, 2022 and each anniversary thereof during the effectiveness of the 2021 EIP, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of our common stock outstanding on such date, and (ii) such lesser number of shares as may be determined by our Board of Directors. On January 1, 2022, the number of shares of common stock reserved for issuance under the 2021 EIP was automatically increased by 721,395 shares (on a post-reverse split basis).
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
In August 2021, under the terms of the merger agreement with Thrasys and upon the filing of a Form S-8 with the SEC on August 12, 2021, we granted 466,027 RSUs (on a post-reverse split basis) to two officers of Thrasys, which fully vested on June 9, 2022. These RSUs had a fair value of $46.6 million, which was included in purchase consideration. In September 2021, we issued 2,862 shares (on a post-reverse split basis) of restricted stock to a consultant.
We had 1,086,452 and 560,815 shares available for grant as of December 31, 2022 and 2021, respectively.
The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of June 30, 2021	—	$—
RSUs granted	1,078	$54.32
RSUs vested and issued	(9)	$19.30
RSUs forfeited	—	$—
Outstanding as of December 31, 2021	1,069	$54.62
RSUs granted	1,206	$5.08
RSUs vested and issued	(846)	$62.09
RSUs forfeited	(552)	$9.98
Outstanding as of December 31, 2022	878	$7.42

As of December 31, 2022, there was $4.6 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 1.86.
Stock-based Compensation
During the year ended December 31, 2022 and 2021, we recorded stock-based compensation expense totaling $6.5 million and $1.0 million, respectively, all of which was attributed to our general and administrative function.
13.    Income Taxes

The sources of loss before income tax benefit are as follows:

(In thousands)	For the year ended December 31,
Current:	2022	2021
Federal	$(346,468)	$(225,970)
Foreign	114,149	(116,803)
Total	$(232,319)	$(342,773)

Income tax benefit consisted of the following:

(In thousands)	For the year ended December 31,
Current:	2022	2021
Federal	$—	$39
State	159	26
Foreign	—	—
Total current expense	159	65
Deferred:
Federal	(7,192)	(1,520)
State	(1,435)	(167)
Foreign	(916)	(815)
Total deferred benefit	(9,543)	(2,502)
Income tax benefit	$(9,384)	$(2,437)
Income tax benefit differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

(In thousands)	For the year ended December 31, 2022		For the year ended December 31, 2021
	Amount	Tax Rate	Amount	Tax Rate
Income (loss) before income tax	$(232,319)		$(342,773)
Federal statutory income tax	(48,787)	21.00%	(71,982)	21.00%
State income tax, net of federal benefit	(9,324)	4.01%	(147)	0.04%
Foreign differential rate	(357)	0.15%	(138)	0.04%
Goodwill impairment	18,380	(7.91)%	60,952	(17.79)%
Transactions costs	187	(0.08)%	7,523	(2.20)%
Permanently disallowed interest expense	2,544	(1.10)%	1,663	-0.48%
Valuation allowance	51,670	(22.24)%	—	—%
Deconsolidation of subsidiary	(24,766)	10.66%	—	—%
Other	1,069	(0.46)%	(308)	0.10%
Effective income tax rate	$(9,384)	4.04%	$(2,437)	0.71%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

(In thousands)	December 31, 2022	December 31, 2021
Deferred Tax Assets
Accrued expenses	$5,863	$4,877
Transactions costs	88	139
Net operating loss carryforwards	10,208	6,859
Stock compensation	2,109	2,220
Allowance of doubtful accounts	4,097	6,317
Disallowed interest expense	789	447
Unrealized (gain) loss from fair market value adjustment on derivatives	14	(13,635)
Investment in Glocal	40,432	—
Other	865	—
Total deferred tax assets	$64,465	$7,224
Deferred Tax Liabilities
Property, plant and equipment	$(1,169)	$(9,287)
Intangibles	(5,156)	(28,166)
Convertible debt accretion	(7,670)	1,980
Other	—	(32)
Total deferred tax liabilities	(13,995)	(35,505)
Less: Valuation allowance	(51,670)	—
Net deferred tax asset (liability)	$(1,200)	$(28,281)

We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or tax attributes can be utilized. To this end, we consider the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies, and projected future taxable income. Based on these above considerations, we believe it is more likely than not that a portion of the benefit from the deferred tax assets will not be realized, and as such has recorded a valuation allowance of $51.7 million against our deferred tax assets as of December 31, 2022.

As a result of the deconsolidation of Glocal (see Note 1, Organization and Business, for further information), deferred tax liabilities related to certain intangibles were written off, and we recorded a deferred tax asset related to the book to tax basis difference in the Glocal investment.

As of December 31, 2022, the Company had approximately $7.8 million of federal net operating loss (“NOL”) carryforward and $1.4 million of state NOL carryforward. The federal NOL carryforward will carry forward indefinitely. The state NOL carryforward will begin expiring in 2032. A valuation allowance has been recorded against these deferred tax assets.

As of December 31, 2022 and 2021, respectively, we had no accumulated unremitted earnings from foreign subsidiaries.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the year ended December 31,
	2022	2021
Beginning balance	$1,703	$—
Changes for prior year tax positions	(1,703)	1,703
Ending balance	$—	$1,703

As of December 31, 2021 we had $1.7 million of total unrecognized tax benefits, all of which was related to the foreign operations of Glocal. As Glocal was deconsolidated from the group as of June 30, 2022, the uncertain tax positions of this entity are no longer considered within the consolidated financial statements, and therefore as of December 31, 2022 there are no material uncertain tax positions recorded.

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
14.    Earnings (Loss) Per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	For the year ended December 31,
(In thousands, except per share data)	2022	2021
Numerator:
Net loss attributable to UpHealth, Inc.	$(223,000)	$(341,023)
Denominator:
Weighted average shares outstanding(1)(2)	14,699	10,703
Net loss per share attributable to UpHealth, Inc.:
Basic	$(15.17)	$(31.86)
Diluted	$(15.17)	$(31.86)
(1) The shares and earnings per share available to our common stockholders, prior to the Business Combinations, have been recast to reflect the exchange ratio established in the Business Combinations (1.0 UpHealth Holdings share to 10.28 GigCapital2 share). See Note 3, Business Combinations, for more information.
(2) The shares and earnings per share as of December 31, 2022 and before that date differ from those published in our prior consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, Organization and Business).

For the year ended December 31, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.1 million stock options; 0.9 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share; and 0.2 million shares of treasury stock acquired under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.
For the year ended December 31, 2021, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.2 million of stock options; 0.5 million of RSUs, 2026 Notes, convertible into 1.5 million shares of common stock at $106.50 per share; and 0.2 million shares of treasury stock acquired under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

15.    Employee Benefit Plans
In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak, we had six defined contribution plans, which cover substantially all employees, as of December 31, 2021. During fiscal year 2022, we migrated from six defined contribution plans to one, covering substantially all employees. The plans provide for discretionary matching and profit-sharing contributions. For the years ended December 31, 2022 and 2021, there were $0.4 million and no employer matching contributions to the plans, respectively.
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
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
16.    Related-Party Transactions
One of our subsidiaries had amounts due to the seller of the subsidiary, in a prior transaction unrelated to the merger with UpHealth Holdings, representing contingent consideration, accrued interest, and accrued preferred dividends totaling $4.2 million. The amount was paid in full during the three months ended June 30, 2021.
The subsidiary also has a management agreement with a related party (our chief financial officer, who is the former shareholder and chairman of the subsidiary). Management fee expenses incurred were approximately none and $0.2 million for the years ended December 31, 2022 and 2021. There were no unpaid management fees as of December 31, 2022 and 2021.
The consulting firm noted in Note 10, Debt, is a related party through an officer of the Company, who is also a significant shareholder and a member of our board of directors.
See Note 10, Debt, for related party long-term debt.
See Note 19, Commitments and Contingencies, for leases with related parties.
We make guaranteed payments to related parties. Guaranteed payments aggregated $4.3 million and $5.3 million for the years ended December 31, 2022 and 2021, respectively. These amounts are presented in cost of revenues in the consolidated statement of operations. We had unpaid guaranteed payments of $0.5 million and $0.3 million as of December 31, 2022 and 2021, respectively, which is included in accrued liabilities on the consolidated balance sheets.

Due to and from related parties consisted of the following:

(In thousands)	December 31, 2022	December 31, 2021
Due from related parties	$14	$40
Due to related parties	$229	$47

17.     Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Cloudbreak and Glocal subsidiaries (1);
•Services—through our TTC, BHS, and Innovations Group subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal as of December 31, 2021, the period from March 26, 2021 to December 31, 2021, and the period from January 1, 2022 to June 30, 2022 are included in our consolidated financial statements, and the financial results of Glocal as of December 31, 2022 and for the period from July 1, 2022 to December 31, 2022 are not included in our consolidated financial statements.
In our Quarterly Report on Form 10-Q for the six-months ended June 30, 2021, we reported our revenues, gross margin and total assets into four operating business segments and one non-operating business segment. As a result of the integration and alignment of the businesses, in the three months ended September 30, 2021, we began operating along three business segments and reported financial information for the following segments: Integrated Care Management, Virtual Care Infrastructure, and Services. The Services segment includes the behavioral health and pharmacy business units.
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
We evaluate performance based on several factors, of which Revenues, Cost of Revenues, Adjusted EBITDA, and Total Assets by service and product, are the primary financial measures:
Revenues by segment consisted of the following:

	For the year ended December 31,
In thousands	2022	2021
Integrated Care Management	$18,010	$31,886
Virtual Care Infrastructure	64,997	36,569
Services	75,796	55,340
Total revenues	$158,803	$123,795

Gross margin by segment consisted of the following:

	For the year ended December 31,
In thousands	2022	2021
Integrated Care Management	$13,687	$10,316
Virtual Care Infrastructure	29,882	12,633
Services	26,586	16,865
Total gross margin	$70,155	$39,814

Total assets by segment consisted of the following:

In thousands	December 31, 2022	December 31, 2021
Integrated Care Management	$44,776	$156,106
Virtual Care Infrastructure	140,776	217,668
Services	124,980	127,114
Corporate	29,272	68,419
Total assets	$339,804	$569,307

Total assets by geography consisted of the following:

In thousands	December 31, 2022	December 31, 2021
Americas	$339,804	$481,705
Asia	—	87,602
Total assets	$339,804	$569,307

18.    Leases

Adoption of ASC 842
We lease real estate for our offices, customer care centers, and warehouse space as well as certain equipment under operating leases with varying expiration dates through 2028. We also lease certain computer devices and network equipment within our Virtual Care Infrastructure segment under finance leases with varying expiration dates through 2025. In addition to purchasing Martti™ units for use as inventory, we also lease units through an arrangement with third-party lessors to be used as equipment. Leased units are used as part of our promotional program whereby we loan out Martti™ units for trial purposes to various customers. Leases are categorized at their commencement date, which is the date we take possession or control of the underlying asset. Generally, the term of real estate leases ranges from 1 to 7 years at inception of the contract and the term for equipment leases ranges from 1 to 3 years at the inception of the contract. Most real estate leases include one or more options to renew, with renewal terms that generally can extend the lease term from 1 to 6 years.

We elected the package of transitional practical expedients, under which we (1) did not reassess whether any expired or existing contracts are or contain leases, (2) we did not reassess the lease classification for any expired or existing leases and (3) we did not reassess initial direct costs for any existing leases. Additionally, we elected the short-term lease recognition exemption for all leases that qualify, meaning it does not recognize right-of-use assets or lease liabilities for those leases. We also elected the practical expedient to not separate lease and non-lease components for all asset classes.

The components of lease expense consisted of the following as of December 31, 2022:

	December 31, 2022
In thousands	Third Party	Related Party	Total
Finance lease costs:
Amortization of right-of-use assets	$3,083	$—	$3,083
Interest on lease liabilities	312	—	312
Operating lease costs	3,209	392	3,601
Short-term lease costs	108	356	464
Variable lease costs	354	—	354
Sublease income	(643)	—	(643)
Total lease costs	$6,423	$748	$7,171

Lease-related assets and liabilities recorded on the consolidated balance sheet are as follows:

	December 31, 2022
In thousands	Third Party	Related Party	Total
Assets
Finance lease right-of-use assets (included in property, plant and equipment, net)	$5,916	$—	$5,916
Operating lease right-of-use assets	5,819	1,394	7,213
Total leased assets	$11,735	$1,394	$13,129

Liabilities
Lease liabilities, current:
Finance lease liabilities	$3,023	$—	$3,023
Operating lease liabilities	2,130	322	2,452
Lease liabilities, current	5,153	322	5,475

Lease liabilities, noncurrent:
Finance lease liabilities	2,976	—	2,976
Operating lease liabilities	4,672	1,093	5,765
Lease liabilities, noncurrent	7,648	1,093	8,741
Total leased liabilities	$12,801	$1,415	$14,216

Accumulated amortization related to the finance lease assets was $3.1 million as of December 31, 2022.

The following table summarizes our lease term and discount rate assumptions as of December 31, 2022:

	December 31, 2022
	Third Party	Related Party	Total
Weighted-average remaining lease term (years):
Finance leases	2.09	N/A	1.76
Operating leases	3.64	3.92	3.68

Weighted-average discount rate:
Finance leases	5.9%	N/A	5.6%
Operating leases	6.7%	5.3%	6.5%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of December 31, 2022, have been reconciled to the total operating and finance lease liabilities recognized on the consolidated balance sheets as of December 31, 2022 as follows:

	December 31, 2022
	Finance Leases			Operating Leases
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
2023	$3,269	$—	$3,269	$2,990	$386	$3,376
2024	2,373	—	2,373	2,385	421	2,806
2025	713	—	713	1,951	427	2,378
2026	—	—	—	1,029	323	1,352
2027	—	—	—	457	—	457
Thereafter	—	—	—	382	—	382
Total lease payments	6,355	—	6,355	9,194	1,557	10,751
Less: Interest	356	—	356	1,094	142	1,236
Present value of lease liabilities	5,999	—	5,999	8,100	1,415	9,515
Lease liabilities included in Liabilities Held for Sale (see Note 4)	—	—	—	(1,298)	—	(1,298)
Total lease liabilities	$5,999	$—	$5,999	$6,802	$1,415	$8,217

Prior to the adoption of ASC 2016-02, Leases, the following was disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. Our contractual operating lease commitments and buyout obligations were as follows:

Capital lease transactions

As of December 31, 2021, capital lease asset and liabilities are as follows:

In thousands	December 31, 2021
Assets
Leased property under capital leases, less accumulated amortization	$5,013

Liabilities
Current: obligations under capital leases	$2,404
Noncurrent: obligations under capital leases	2,644
$5,049

As of December 31, 2021, future minimum lease payments under non-cancelable capital leases are as follows:

In thousands	December 31, 2021
2022	$2,623
2023	1,749
2024	962
Less: Interest	(286)
$5,049

Total rent expense under related party and third-party agreements was approximately $4.3 million for the year ended December 31, 2021.
Total sublease income under third-party agreements was approximately $0.3 million for the year ended December 31, 2021.

During the year ended December 31, 2021, we recorded a lease abandonment accrual totaling $0.9 million related to five offices where we vacated the spaces during the period.
19.    Commitments and Contingencies
Commitments

Operating leases

See Note 18, Leases, for commitments related to our operating leases.
Contingencies
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter (see Note 13, Income Taxes, for further information) and matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. Except as set forth below, in the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of December 31, 2022, and is included in accrued expenses in the consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
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
20.    Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the consolidated balance sheet date, other than those events noted below, that require disclosure in the consolidated financial statements.
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a Stock Purchase Agreement, dated February 26, 2023. The transactions are expected to close in the second quarter of 2023, subject to the completion of required regulatory filings.
PIPE Offering
On March 9, 2023, we entered into a Securities Purchase Agreement, with a single institutional investor, pursuant to which we agreed to issue and sell (i) 1,650,000 shares of our common stock, par value $0.0001 per share; (ii) warrants that are exercisable six months from the date of issuance and will have a term of five years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series A Warrants”); (iii) warrants that are exercisable six months from the date of issuance and will have a term of two years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series B Warrants” and, collectively with Series A Warrants, the “Common Stock Purchase Warrants”); and (iv) pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Stock Purchase Warrants, the “Warrants” to purchase an additional 1,350,000 shares of our common stock (all of such shares issuable upon exercise of the Warrants, the “Warrant Shares”), in a private placement (the “Private Placement”).

On March 13, 2023, we announced that we completed the closing of the Private Placement. The purchase price of each Share was $1.50, the exercise price of each Common Stock Purchase Warrant is $2.04, and the exercise price of each Pre-Funded Warrant is $0.0001 and the purchase price of each Pre-Funded Warrant was $1.4999. The aggregate gross proceeds to us from the Private Placement were approximately $4,500,000, before deducting the placement agent fees and other offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.    Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2022, because of a material weakness in our internal control over financial reporting, as described below.

Management’s Annual Report on Internal Control Over Financial Reporting
As discussed elsewhere in this Annual Report on Form 10-K, we completed the Business Combinations on June 9, 2021. Prior to the Business Combinations, we were a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar Business Combination with one or more target businesses. As a result, the internal controls of UpHealth Holdings became our internal controls and were deemed not comprehensive enough as our operations prior to the Business Combinations were insignificant compared to those of the consolidated entity post-Business Combinations.
The design and implementation of internal control over financial reporting post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting has ultimately enabled management to conduct an assessment of the effectiveness of UpHealth’s internal controls over financial reporting as of December 31, 2022. Accordingly, we are including herein management’s report on internal control over financial reporting pursuant to the SEC’s Regulation S-K 308(a).

Previously Identified Material Weaknesses in Internal Control over Financial Reporting
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
During the course of the prior year assessment of the effectiveness of our disclosure controls and procedures and internal controls over financial reporting for the year ended December 31, 2021, our management concluded that our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to the following material weaknesses:
•Lack of appropriately designed entity-level controls impacting the control environment and monitoring activities to prevent or detect material misstatements to the consolidated financial statements;
•Lack of appropriately designed information technology general controls (“ITGCs”) in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process; and
•Lack of appropriately designed and implemented controls over the following:
◦Recording of revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers, at certain subsidiaries. Specifically, we had errors in our revenue recognition pertaining to the determination of whether a contract exists, the identification of performance obligations, and the timing and amount of revenue to be recognized;

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
There were no misstatements identified in the consolidated financial statements as of and for the year ended December 31, 2021 as a result of these material weaknesses.

Management’s Remediation Efforts in 2022
To address the material weaknesses described above that we identified as of December 31, 2021, we implemented measures designed to improve our internal controls over financial reporting during the year ended December 31, 2022. These measures included enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, and implementing a new enterprise resource planning (“ERP”) system. As of December 31, 2022, all of the U.S. entities are live on the ERP system. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our ITGCs, and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.
As a result of our remediation efforts, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer have the material weaknesses in internal controls over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of December 31, 2022, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2023.
There were no misstatements identified in the consolidated financial statements as of and for the year ended December 31, 2022 as a result of this material weakness.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Item 9B.    Other Information

None.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance
The information concerning our directors, executive officers, compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, and corporate governance required by this Item 10 of Form 10-K is incorporated by reference from the information contained in a Form 10-K/A, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
Item 11.    Executive Compensation
The information required by Item 11 of Form 10-K is incorporated herein by reference from the information contained in a Form 10-K/A, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 of Form 10-K is incorporated herein by reference from the information contained in a Form 10-K/A, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 of Form 10-K is incorporated herein by reference from the information contained in a Form 10-K/A, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.
Item 14.    Principal Accountant Fees and Services
The information required by Item 14 of Form 10-K is incorporated herein by reference from the information contained in a Form 10-K/A, which is expected to be filed within 120 days after our fiscal year ended December 31, 2022.

PART IV
Item 15.    Exhibit and Financial Statement Schedules
(a)Exhibits.

Exhibit No.	Description
2.1†**
UpHealth Business Combination Agreement, dated as of November  20, 2020 (as amended by the First Amendment, dated as of January 29, 2021, the Second Amendment, dated as of March  23, 2021, and the Third Amendment, dated as of April 23, 2021), by and among GigCapital2, Inc., UpHealth Merger Sub, Inc. and UpHealth Holdings, Inc. (included as Annex A to GigCapital2, Inc.’s Proxy Statement/Prospectus filed with the SEC under Rule 424(b)(3) on May 13, 2021).

2.2†**
Cloudbreak Business Combination Agreement, dated as of November  20, 2020 (as amended by the Amendment, dated as of April  23, 2021), by and among GigCapital2, Inc., Cloudbreak Health Merger Sub, LLC. Cloudbreak Health, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (included as Annex B to GigCapital2, Inc.’s Proxy Statement/Prospectus filed with the SEC under Rule 424(b)(3) on May 13, 2021).

2.3**
Fourth Amendment to Business Combination Agreement, dated as of May 30, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K, filed with the SEC on June 2, 2021).

2.4**
Second Amendment, dated as of June  9, 2021, to the Business Combination Agreement, dated as of November 20, 2020, by and among GigCapital2, Inc., Cloudbreak Health, LLC, Cloudbreak Health Merger Sub, LLC, solely with respect to Section  7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (incorporated by reference to Exhibit 2.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June  15, 2021).

2.5**
Share Purchase Agreement, dated as of October 30, 2020, by and among UpHealth Holdings, Inc., Glocal Healthcare Systems Private Limited and certain other parties thereto (incorporated by reference to Exhibit 2.13 to the Registration Statement on Form S-4/A filed by UpHealth on May 6, 2021).

2.6**
Amendment Agreement to Share Purchase Agreement by and among UpHealth Holdings, Inc., Glocal Healthcare Systems Private Limited and certain other parties thereto, dated as of November 30, 2020 (incorporated by reference to Exhibit 2.14 to the Registration Statement on Form S-4/A filed by UpHealth on May 6, 2021).

3.1*	Second Amended and Restated Certificate of Incorporation of UpHealth, Inc. as amended by the Certificate of Amendment effective December 8, 2022.

3.2**
Second Amended and Restated Bylaws of UpHealth, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 24, 2022).

4.1*	Specimen Common Stock Certificate of UpHealth, Inc.

4.2**	Specimen Warrant Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.3 of GigCapital2, Inc.’s Form S-1/A filed with the SEC on May 22, 2019).

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

4.5**
Indenture, dated August 18, 2022, by and between UpHealth, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

Exhibit No.	Description
4.6**	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.7**	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.8**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.1†**
Agreement and Plan of Merger, dated as of November 2, 2020, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., Behavioral Health Services, LLC and AM Physicians LLC (included as Exhibit 2.6 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.2**
Waiver and First Amendment to Agreement and Plan of Merger, dated as of November 20, 2020, by and among UpHealth Holdings, Inc., UpHealth BHS Merger Sub, Inc., BHS Merger Sub 1, LLC, Behavioral Health Services, LLC and AM Physicians LLC (included as Exhibit 2.4 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.3**
Second Amendment to Agreement and Plan of Merger, dated as of February 6, 2021, by and among UpHealth Holdings, Inc., Behavioral Health Services, LLC and AM Physicians LLC (included as Exhibit 2.5 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.4†**
Agreement and Plan of Merger, dated as of November 2, 2020, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffery R. Bray (included as Exhibit 2.3 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.5**
First Amendment to Agreement and Plan of Merger, dated as of January 19, 2021, by and among UpHealth Holdings, Inc., UpHealth MedQuest Merger Sub, Inc., Innovations Group, Inc. and Jeffery R. Bray (included as Exhibit 2.7 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.6†**
Amended and Restated Agreement and Plan of Merger, dated as of November 20, 2020, by and among UpHealth Holdings, Inc., UpHealth Thrasys Merger Sub, Inc., Thrasys, Inc. and Shareholder Representative Services LLC (included as Exhibit 2.8 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.7**
First Amendment to Amended and Restated Agreement and Plan of Merger, dated as of February 17, 2021, by and among UpHealth Holdings, Inc., Thrasys, Inc. and Shareholder Representative Services LLC (included as Exhibit 2.9 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.8†**
Agreement and Plan of Merger, dated as of October 30, 2020, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC (included as Exhibit 2.10 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.9**
Waiver and First Amendment to Agreement and Plan of Merger, dated as of January 25, 2021, by and among UpHealth Holdings, Inc., UpHealth TTC Merger Sub, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC (included as Exhibit 2.11 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.10**
Second Amendment to Agreement and Plan of Merger, dated as of February 8, 2021, by and among UpHealth Holdings, Inc., TTC Healthcare, Inc. and TTC Healthcare Partners, LLC (included as Exhibit 2.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.11**
Forward Share Purchase Agreement dated June 3, 2021, by and between GigCapital2, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K, filed with the SEC on June 4, 2021).

10.12**
Amendment to Forward Share Purchase Agreement, dated August 10, 2021, by and between UpHealth, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K, filed with the SEC on August 12, 2021).

10.13**
Amendment No. 2 to Forward Share Purchase Agreement, dated January 7, 2022, by and between UpHealth, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 11, 2022).

Exhibit No.	Description
10.14**
Registration Rights and Lockup Agreement, dated June 9, 2021, by and among UpHealth, Inc. and certain stockholders (Cloudbreak) (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.15**
Registration Rights and Lockup Agreement, dated June  9, 2021, by and among UpHealth, Inc. and certain stockholders (UpHealth Holdings) (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.16#**	Cloudbreak Health, LLC 2015 Unit Incentive Plan (incorporated by reference to Exhibit 10.6 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.17#**	Form of Cloudbreak Health, LLC Unit Option Agreement (incorporated by reference to Exhibit 10.7 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.18#**	2021 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.19**	Form of PIPE Subscription Agreement (included as Annex I to GigCapital2, Inc.’s Proxy Statement/Prospectus filed with the SEC on February 8, 2021).

10.20**	Form of Convertible Note Subscription Agreement (included as Annex J to GigCapital2, Inc.’s Proxy Statement/Prospectus filed with the SEC on February 8, 2021).

10.21**	Form of Amendment to Subscription Agreement (PIPE), dated June 8, 2021 (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

10.22**
Form of Amendment to Subscription Agreement (Reduction in Purchase Amount), dated June 8, 2021 (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

10.23**	Form of Termination of Subscription Agreement, dated June 8, 2021 (incorporated by reference to Exhibit 10.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 14, 2021).

10.24#**	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.9 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.25#**	Form of Option Agreement (incorporated by reference to Exhibit 10.10 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

10.26#**
Employment Agreement, dated May 10, 2022, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2022).

10.27#**
Amendment to Employment Agreement, dated January 12, 2023, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 13, 2023).

10.28#**
Employment Agreement dated October 24, 2021, by and between UpHealth, Inc. and Martin Beck. (included as Exhibit 10.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.29#**	Letter of Offer of Employment for Al Gatmaitan, entered into October 19, 2021 (included as Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on October 25, 2021).

10.30#**	Amended & Restated Employment Offer Letter (Martin S.A. Beck) (included as Exhibit 10.10 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.31#**	Amended & Restated Employment Offer Letter (Alfonso W. Gatmaitan) (included as Exhibit 10.11 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.32#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.33#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

Exhibit No.	Description
10.34#**
Employment Agreement dated October 23, 2021, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan (included as Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.35#**
Amendment to Employment Agreement, dated July 31, 2022, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan (included as Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022).

10.36#**	Separation Agreement and Release dated January 10, 2022, by and between UpHealth, Inc. and Al Gatmaitan (included as Exhibit 10.1 to UpHealth, Inc.’s Form 8-K filed with the SEC on January 12, 2022).

10.37†**
McKinsey Project Commercial Agreement, dated March 15, 2022, by and between UpHealth, Inc. and its affiliates and McKinsey & Company, Inc. United States and its affiliates (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

10.38†**
Security Agreement, dated August 18, 2022, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as collateral agent (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.39**	Form of Subscription Agreement (2025 Notes) (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.40**	Form of Note Purchase Agreement (2026 Note Repurchase) (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.41†**
Stock Purchase Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc., Innovations Group, Inc. and Belmar MidCo, Inc. (incorporated by reference to Exhibit 2.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.42**
Release Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc. and Innovations Group, Inc. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.43**
Form of Securities Purchase Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.44**
Form of Registration Rights Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BPM LLP, independent registered public accounting firm of UpHealth, Inc.

23.2*	Consent of Plante & Moran, PLLC, with respect to UpHealth, Inc.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit No.	Description

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement.
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

Dated: March 31, 2023	UPHEALTH, INC.

	By:	/s/ Samuel J. Meckey
	Name:	Samuel J. Meckey
	Title:	Chief Executive Officer

POWERS OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mr. Samuel J. Meckey and Mr. Martin Beck his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Samuel J. Meckey	Chief Executive Officer and Director	March 31, 2023
Samuel J. Meckey	(Principal Executive Officer)

/s/ Martin S. A. Beck	Chief Financial Officer	March 31, 2023
Martin S. A. Beck	(Principal Accounting and Financial Officer)

/s/ Dr. Avi S. Katz	Chairman of the Board of Directors	March 31, 2023
Dr. Avi S. Katz

/s/ Dr. Raluca Dinu	Director	March 31, 2023
Dr. Raluca Dinu

/s/ Nathan Locke	Director	March 31, 2023
Nathan Locke

/s/ Dr. Chirinjeev Kathuria	Director	March 31, 2023
Dr. Chirinjeev Kathuria

/s/ Dr. Mariya Pylypiv	Director	March 31, 2023
Dr. Mariya Pylypiv

/s/ Agnès Rey-Giraud	Director	March 31, 2023
Agnès Rey-Giraud

/s/ Luis Machuca	Director	March 31, 2023
Luis Machuca

/s/ Mark Guinan	Director	March 31, 2023
Mark Guinan