Form 10-K/A
period 2022-12-31
UpHealth, Inc.
filed 2023-04-13
CIK 1770141

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
The registrant had outstanding 16,784,476 shares of common stock, $0.0001 par value per share, as of April 12, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 of UpHealth, Inc. (the “Company”), filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Filing”).

This Amendment No. 1 is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2022. The Company is filing this Amendment No. 1 to provide the information required in Part III of Form 10-K because a definitive proxy statement containing such information will not be filed by the Company within 120 days after the end of the fiscal year covered by the Original Filing.

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

Except as described above or as otherwise expressly provided by the terms of this Amendment No. 1, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment No. 1 continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. Capitalized terms used herein and not otherwise defined are defined as set forth in the Original Filing.

Unless otherwise indicated or the context otherwise requires, references in this section to “we,” “our,” “us,” “UpHealth” or the “Company” and other similar terms refer to UpHealth, Inc. and its consolidated subsidiaries. Certain figures have been rounded for ease of presentation and may not sum due to rounding.

Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout this Amendment No. 1 has been retroactively adjusted to reflect the Reverse Stock Split.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance
As of the date of this Amendment No. 1, the following persons serve as our executive officers and directors:

Name	Age	Position
Samuel J. Meckey(1)	52	Chief Executive Officer and Director
Martin S. A. Beck	56	Chief Financial Officer
Dr. Avi S. Katz	65	Chairman of the Board of Directors
Luis Machuca	65	Director
Mark J. Guinan	61	Director
Dr. Raluca Dinu	49	Director
Nathan Locke	40	Director
Dr. Mariya Pylypiv	34	Director
Agnès Rey-Giraud	58	Director
Dr. Chirinjeev Kathuria	58	Director
(1) Mr. Meckey has served as our Chief Executive Officer since July 11, 2022.

Executive Officers

Samuel J. Meckey. Mr. Meckey has served as a member of our Board and our Chief Executive Officer since July 2022. Prior to joining UpHealth, he served as the Executive Vice President of EXLService Holdings, Inc., a leading data analytics, digital operations, technology and solutions company, since November 2018 and as its Business Head, Healthcare beginning in 2019. During his tenure, he integrated five separate businesses into one cohesive operating unit and developed the strategic plan to double the business’s size, grew revenues and net income, increased gross margin and significantly improved return on invested capital. Prior to joining EXLService Holdings, Inc., Mr. Meckey served as President of UnitedHealth Group’s Optum Global Solutions, where he oversaw the company’s global operations and technology services organization and was responsible for more than 35,000 employees in India, the Philippines, Brazil and the United States, and before that, he held various executive roles at UnitedHealth Group, where he was employed from May 2004 to June 2018. Prior to joining UnitedHealth Group, Mr. Meckey was an officer and naval aviator in the United States Navy from May 1992 to August 2002. He earned a B.S. in Economics from the United States Naval Academy and an MBA from Harvard Business School. The Company believes that Mr. Meckey is qualified to serve on the Board based on his executive management, business development and leadership experience with healthcare and technology companies.

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

Directors

Dr. Avi S. Katz. Dr. Katz has served as Chairman of our Board since June 2022, and prior to then, he served as Co-Chairman of our Board since the closing of the Business Combinations in June 2021. Previously, he served as the Executive Chairman of our Board from March 2019 until the closing of the Business Combinations, and from March 2019 until August 2019, was also our Chief Executive Officer, President and Secretary. In March 2019, Dr. Katz founded the Company. Dr. Katz has spent nearly 33 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In addition to the Company, Dr. Katz has held leadership positions, including founder, Executive Chairman, director and secretary in several SPAC companies, including GigCapital1, Inc. (“GIG1”), where he was also the Chief Executive Officer and Executive Chairman of the board of directors from October 2017 through the completion of its initial public offering in December 2017 until the closing of its business combination in November 2019 with Kaleyra S.p.A. to form Kaleyra, Inc. (NYSE: KLR), where he remains as the Chairman of the board of directors; GigCapital3, Inc. (“GIG3”), where he was also the Executive Chairman of the board of directors and Chief Executive Officer from inception until May 2021 and which completed its initial public offering in May 2020 and later a business combination in May 2021 with Lightning Systems, Inc. to form Lightning eMotors, Inc. (NYSE: ZEV), where he continued to serve as Co-Chairman of the board of directors until October 2021; GigCapital4, Inc. (“GIG4”), where he was Executive Chairman of the board of directors from its inception in December 2020 and which completed its initial public offering in February 2021 and later a business combination in December 2021 with BigBear.ai Holdings, LLC to form BigBear.ai Holdings, Inc. (NYSE: BBAI), where he continues to serve as a member of the board of directors; and GigCapital5, Inc. (“GIG5”), where he has served as Executive Chairman of the board of directors since its inception in January 2021, and which completed its initial public offering in September 2021. Dr. Katz is also the co-founder of Cognizer, Inc., a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to GIG1, GIG3, GIG4 and GIG5, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (NYSE American: formerly GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix/GigPeak. From its inception in 2007 until its sale in April 2017 to Integrated Device Technology (“IDT”) (Nasdaq: IDTI) for $250 million in cash, GigPeak provided semiconductor integrated circuits (ICs) and software solutions for high-speed connectivity and video compression. While Dr. Katz was at GigPeak’s helm, the company completed 10 M&A deals. From February 2014 to September 2017, Dr. Katz was Chairman of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc., which at the time provided full-featured, enterprise-class IP-based Storage Area Networks (SAN). From 2000 to 2003, Dr. Katz was the Chief Executive Officer and a member of the board of directors of Equator Technologies, which at the time sought to commercialize leading edge programmable media processing platform technology for the rapid design and deployment of digital media and imaging products. Dr. Katz has held several leadership positions over the span of his career within the technology industry and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, a member of our Board. The Company believes that Dr. Katz is qualified to serve as Chairman of the Board based on his business experience as a founder, inventor, chief executive officer and director of a publicly listed company and his investing experience.

Luis Machuca. Mr. Machuca joined our Board in December 2022. He also serves as a director of Umpqua Bank (Nasdaq: UMPQ) since 2010 and as Chair of its Compensation Committee since 2015, and was the designated director for its FinTech venture. Mr. Machuca played a key role in Umpqua’s Chief Executive Officer succession in 2017, as well as in the pending merger between Umpqua and Columbia Bank (Nasdaq: COLB). In addition, he serves as a director of Cambia Health Solutions since 2008, and also serves as Cambia’s director on the board of Echo Health Ventures, which he chaired from 2019 until 2021. Mr. Machuca also serves as an independent director and Chairman of the board of Saphyre, a private equity-backed FinTech startup. Mr. Machuca is a leader in technology and healthcare with experience in governance, turnarounds, mergers and acquisitions, finance, risk management and talent development. In December 2001, he founded Kryptiq Corporation, a venture-backed company in the healthcare technology field, and served as its Chief Executive Officer from January 2002 until 2015. Under Mr. Machuca’s leadership, Kryptiq had a profound impact on the relationship between medical providers and patients, leading to its acquisition by Surescripts as a wholly owned subsidiary in August 2012. After spinning off in January 2015 as Enli Health Intelligence Corporation, under Mr. Machuca’s continued leadership as Chief Executive Officer (a role that he held until December 2020), the newly independent company rapidly became the market leader in population health management software. Prior to Enli Health Intelligence, Mr. Machuca served as President and Chief Operating Officer of eFusion Corporation from 1998 until its acquisition by ITXC in 2000, after which he served as Executive Vice President and General Manager of e-Commerce until 2001. Before eFusion, Mr. Machuca served as Executive Vice President of the NEC Computer Services Division of Packard Bell-NEC Corporation from 1996 to 2001. He began his career with Intel in 1981, where he spent 15 years ascending to leadership roles in manufacturing, engineering, marketing, and ultimately became the General Manager of the OEM Systems Division. He holds a B.S. in Electrical Engineering and an M.S. in Industrial Engineering from Purdue University. The Company believes that Mr. Machuca is qualified to serve on the Board based on his extensive business operations and leadership experience with healthcare and technology companies.

Mark J. Guinan. Mr. Guinan joined our Board in December 2022. Mr. Guinan also served as a director of Myovant Sciences until March 10, 2023. He recently retired from Quest Diagnostics after serving as Executive Vice President and Chief Financial Officer for nine years. From 2010 until joining Quest Diagnostics in 2013 as Senior Vice President and Chief Financial Officer,

Mark served as Chief Financial Officer for Hill-Rom Holdings Inc., a manufacturer and provider of medical technologies and related services for the health care industry. Previously, he had served in a number of finance and operations roles in a long career at Johnson & Johnson, where Mark served as Chief Procurement Officer, and earlier as Vice President of Pharmaceuticals Group Finance. Before that, he held a number of financial roles at Procter & Gamble. Mr. Guinan earned an MBA from The John M. Olin Graduate School of Business at Washington University, St. Louis, Mo., and a bachelor’s degree in economics from the University of Notre Dame. The Company believes that Mr. Guinan is qualified to serve on the Board of directors based on his business experience as a board member of a publicly listed company and his experience as an audit committee financial expert.

Dr. Raluca Dinu. Dr. Dinu joined our Board in March 2019 and served as our President and Chief Executive Officer from August 2019 until the closing of the Business Combinations in June 2021. She has also served as a director of Lightning eMotors, Inc. (formerly GIG3), since its business combination in May 2021 until October 2021, and prior to then, of GIG3 since February 2020. Dr. Dinu serves as a director of BigBear.ai Holdings, Inc. (formerly GIG4), and a member of its audit committee, where prior to the December 2021 business combination she served as the President, Chief Executive Officer, Secretary and a director of GIG4 since its inception in December 2020. Dr. Dinu has served as a director of GIG5 since its inception in January 2021, and as its President, Chief Executive Officer and Secretary since February 2021. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from 2008 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações. From 2001 to 2008, Dr. Dinu was VP of Engineering at Lumera (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-MBA from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021, and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, Chairman of our Board. The Company believes that Dr. Dinu is qualified to serve on the Board based on her business experience as a board member of a publicly listed company and her investing experience.

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

Dr. Mariya Pylypiv. Dr. Pylypiv has served as a member of our Board since the closing of the Business Combinations in June 2021, and previously served as the SVP Corporate Finance of UpHealth from May 2022 until September 2022 and as the Chief Strategy Officer of UpHealth from June 2021 until May 2022. She is the co-founder of UpHealth Holdings and previously served as the Vice Chairwoman and Secretary of the board of directors of UpHealth Holdings. Prior to that, she held the same roles at UpHealth Services, Inc. following its formation in November 2019. Since November 2016, Dr. Pylypiv has been responsible for the development of UpHealth Services, Inc.’s business and corporate strategy. Dr. Pylypiv joined Sikich LLC in 2018 as an Associate and was promoted to Vice President of Investment Banking and Corporate Development, a position she held until July 2021. During her tenure, she was responsible for managing internal acquisitions for Sikich and leading investment banking transactions for clients. Prior to that, Dr. Pylypiv oversaw daily operations and trading, while also developing global absolute return long/short market-neutral equity strategies for Acrospire Investment Management LLC with peak AUM of $350m, from February 2016 to March 2018 in her role as a Senior Research Analyst. From July 2014 to January 2016, Dr. Pylypiv worked as a Quantitative Research Analyst at Rotella Capital Management, where she developed trading strategies using machine learning techniques and supervised trade executions on a daily basis. Dr. Pylypiv has also provided her expertise to advisory boards for companies involved in investment banking, financial investments, health tech, aerospace and technology. Dr. Pylypiv holds a Bachelors of Business Economics: Accounting and Audit, and a Masters in Accounting and Audit from Vasyl Stefanyk Precarpathian National University, B.A. and M.A. degrees in International Economics from Ternopil National Economic University and a Ph.D. from Purdue University in Consumer and Family Economics, with focus on Finance. Dr. Pylypiv has completed various certifications in financial accounting, ESG, corporate governance, and cyber security. The Company believes that Dr. Pylypiv is qualified to serve on the Board based on her historic knowledge of UpHealth Holdings and her leadership and managerial experience.

Agnès Rey-Giraud. Ms. Rey-Giraud joined our Board upon the closing of the Business Combinations in June 2021. Ms. Rey-Giraud is Chairman of Acera Surgical, Inc., which she co-founded in 2013, and until May 2022, was its Chief Executive Officer. Acera Surgical has engineered a new class of resorbable synthetic hybrid-scale fiber matrices designed to restore damaged tissue. Ms. Rey-Giraud played an essential role in devising Acera’s initial strategy, recruiting the company’s first leadership team and securing the financial backing to bring revolutionary concepts from the lab to the operating room. Ms. Rey-Giraud was previously an officer at Express Scripts Holding Company (Nasdaq: ESRX), a Fortune 100 company, where she served in multiple executive roles of increasing responsibility, including Executive Vice President of Product Development, Supply Chain, Corporate Strategy and President of International Operations. Ms. Rey-Giraud currently serves on the board of GoodRx, Inc. (Nasdaq: GDRX), a role she has held since 2016. The company recently completed a multibillion IPO. GoodRx offers a range of services that help people get the healthcare they need at a price they can afford. In addition, Ms. Rey-Giraud has served on numerous boards of directors, including RxHub (now SureScripts), a healthcare technology services company, from its design and creation from 2000 to 2006. During this period, RxHub transformed from a business plan to a service and technology platform, facilitating the creation of communication standards and the adoption of electronic prescribing in the United States that are now the common standard in the country. Her other board roles have included Pritikin, a wellness company, from September 2011 to June 2020 and HD Smith, a privately owned drug wholesale distributor, from September 2013 to March 2015. Ms. Rey-Giraud is a cancer survivor who credits a clinical trial with her life-saving treatment. She has since become an advocate for breast cancer awareness and affordable health care, especially for patients diagnosed with debilitating or terminal illness. Ms. Rey-Giraud holds an MBA from the University of Chicago, a Master of Management in Operations from Ecole de Management de Lyon Business School, and a Master’s Degree in engineering, also earned in France. She has earned certifications in board service from Northwestern University and Harvard College. The Company believes that Ms. Rey-Giraud is qualified to serve on the Board based on her business experience, and in particular with companies in the healthcare technology space.

Dr. Chirinjeev Kathuria. Dr. Kathuria has served as a member of our Board since the closing of the Business Combinations in June 2021, and previously also served as Co-Chairman of our Board until June 2022. Dr. Kathuria is an Indian American investor, businessperson, and philanthropist. He co-founded UpHealth Holdings in October 2020, following the reorganization of UpHealth Services, Inc., which he founded in November 2019. Prior to the closing of the Business Combinations, he served as the Chairman of the Board of UpHealth Holdings and UpHealth Services, Inc. since each of their inceptions. Dr. Kathuria co-founded Ocean Biomedical in January 2019 and serves as the Chairman of its board of directors, a position he has held since inception. Ocean Biomedical is a biotech company that partners with leading scientists and research institutions to accelerate the translation of new discoveries into breakthrough medicines. Dr. Kathuria also co-founded AIRO Group in March 2020 and serves as the Chairman of its board of directors, a position he has held since inception. AIRO Group offers an end-to-end solution for the next generation of avionics, manned and unmanned mobility, and multi-modal transportation for defense and commercial markets. In addition, Dr. Kathuria co-founded and served as Chairman of New Generation Power in February 2009 and founded and served as a director of American Teleradiology NightHawks, Inc. in March 2003. American Teleradiology NightHawks, Inc. merged with NightHawk Radiology Holdings, Inc. and the combined company went public on Nasdaq in October 2006. Dr. Kathuria served as a director of The X-Stream Networks Inc. from March 1998 to March 2000, an internet service provider which was sold to Liberty Surf Group S.A. and subsequently went public on the Paris Stock Exchange. Dr. Kathuria has also been involved in space exploration, and was the Founding Director of MirCorp in January 1999, the first commercial company to privately launch and fund manned space programs. Dr. Kathuria ran for U.S. Senate in Illinois, becoming the first Indian American to run for the U.S. Senate in U.S. history, in a race that included eventual winner, President Barack Obama. Dr. Kathuria received a Bachelor of Science degree and Doctor of Medicine from Brown University and a Master of Business Administration degree from Stanford University. The Company believes that Dr. Kathuria is qualified to serve on the Board based on his historic knowledge of UpHealth Holdings, vision for company growth and his leadership and managerial experience.

Director Independence

The Board has determined that, other than Mr. Meckey and Drs. Kathuria and Pylypiv, each of the current members of the Board is, and each of Jerome Ringo, Moshe Bar-Siman-Tov and Neil Miotto, each of whom previously served as members of the Board during the fiscal year ended December 31, 2022, was during his term of service as a member of the Board, an “independent director” for purposes of the listing standards of the New York Stock Exchange (“NYSE”) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, as the term relates to membership on the Board and the various committees of the Board, and which is defined generally as a person other than an executive officer or employee of UpHealth or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board is comprised of nine members. Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting dates. Each Class II director, consisting of Drs. Dinu and Pylypiv and Mr. Locke, will have a term that expires at the Company’s annual meeting of stockholders in 2023, each Class III director, consisting of Drs. Katz and Kathuria and Ms. Rey-Giraud, will have a term that expires at the Company’s annual meeting of stockholders in 2024 and each Class I director, consisting of Messrs. Meckey, Machuca and Guinan, will have a term that expires at the Company’s annual meeting of stockholders in 2025, or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

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

Committees of the Board of Directors

The standing committees of our Board currently consist of an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and a Compliance Committee. Each of the committees will report to the Board as they deem appropriate and as the Board may request. The composition, duties and responsibilities of these committees are set forth below. The Board may also convene additional committees as necessary and in accordance with the organizational documents of the Company.

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

Our Audit Committee consists of Messrs. Guinan, Locke and Machuca and Dr. Dinu, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Audit Committee membership. Mr. Guinan serves as chairman of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Guinan qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules. Our Board has adopted a written charter for the Audit Committee, which is be available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

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

Our Compensation Committee consists of Ms. Rey-Giraud, Dr. Dinu and Messrs. Guinan and Machuca, each of whom qualifies as an independent director according to the rules and regulations of NYSE with respect to Compensation Committee membership. Ms. Rey-Giraud serves as chairman of the Compensation Committee. Our Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

Nominating and Corporate Governance Committee

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

The Nominating and Corporate Governance Committee has not established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the Board considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our stockholders.

Our Nominating and Corporate Governance Committee consists of Messrs. Machuca and Locke, Dr. Katz and Ms. Rey-Giraud, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Nominating and Corporate Governance Committee membership. Dr. Katz serves as chairman of the Nominating and Corporate Governance Committee. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://investors.uphealthinc.com. The information on our website is not part of this Amendment No. 1.

Compliance Committee

The Compliance Committee is responsible for, among other matters:
•reviewing, approving, overseeing and monitoring the Company’s Enterprise Risk Management Program, including determining whether appropriate risks have been identified, establishing a risk management infrastructure to identify, measure, address, monitor and report those risks, and periodically reviewing and approving the Company’s enterprise-wide risk management framework;
•reviewing, overseeing and monitoring implementation of the Company’s Healthcare Compliance Program and Work Plan, which includes elements recognized by the Office of Inspector General for the Department of Health and Human Services as pertinent to an effective compliance program;
•establishing a management-level compliance committee and appointing an individual to serve as Chief Compliance Officer, providing prior approval for all decisions relating to the appointment, material discipline, and termination of the Chief Compliance Officer, as well as consultation and prior approval of compensation or benefit decisions impacting the Chief Compliance Officer;
•receiving and discussing reports prepared by the Chief Compliance Officer and the management-level compliance committee concerning risk and compliance matters, including meeting in executive session;
•giving regular reports to the Board concerning meetings of the committee and such other matters as may be specified by the Board;
•making findings and recommendations to the Board regarding the adequacy of the Company’s compliance program;
•performing any other activity consistent with its charter as the committee may deem necessary or appropriate for the fulfillment of its responsibilities under its charter or as required by applicable law or regulation; and
•conducting an annual performance evaluation of the committee and annually evaluate the adequacy of its charter.

Our Compliance Committee consists of Drs. Dinu and Katz, Ms. Rey-Giraud and Mr. Guinan. Dr. Dinu serves as chairman of the Compliance Committee. Our Board has adopted a written charter for the Compliance Committee.

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

Communications with Directors

Stockholders may communicate with UpHealth’s Board through UpHealth’s Secretary by writing to the following address: Board of Directors, c/o Secretary, UpHealth, Inc., 14000 S. Military Trail, Suite 203, Delray Beach, Florida 33484. UpHealth’s Secretary will forward all correspondence to the Board, except for spam, junk mail, mass mailings, product complaints or inquiries, job inquiries, surveys, business solicitations or advertisements, or patently offensive or otherwise inappropriate material. UpHealth’s Secretary may forward certain correspondence, such as product-related inquiries, elsewhere within UpHealth for review and possible response.

Section 16(a) Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our management team and persons who beneficially own more than ten percent of our common stock, par value $0.0001 per share (“Common Stock”) to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2022, there were four delinquent filers. The disposition of securities by Dr. Ramesh Balakrishnan on each of May 1, 2022 and June 9, 2022 were not reported by Dr. Balakrishnan until July 11, 2022. In addition, the disposition of securities by Dr. Chirinjeev Kathuria on September 9, 2022 was not reported by Dr. Kathuria until October 14, 2022. In addition, the dispositions of securities by Dr. Mariya Pylypiv on each of August 1, 2022 and September 9, 2022 were not reported by Dr. Pylypiv until August 23, 2022 and October 14, 2022, respectively. Lastly, certain shares of TTC Healthcare Partners, LLC, which are deemed to be beneficially owned by Martin S. A. Beck, were distributed to a member of the entity on December 30, 2021. Mr. Beck reported the distribution of these shares on April 29, 2022.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2022 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.

Overview

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

In evaluating our overall executive compensation program and decisions for the 2022 fiscal year, including payouts and awards under our compensation programs, the Compensation Committee considered a number of factors, including the achievement of both strategic enterprise and financial objectives and our position as a high growth, transformational Company. The Compensation Committee makes any determinations as it relates to the payout of the previous year’s compensation programs as well as the adoption of any performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year financial performance in order to evaluate the performance of our named executive officers (each, an “NEO”) against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.

For the fiscal year ended December 31, 2022, our NEOs were:

Named Executive Officer	Age	Title
Samuel J. Meckey(1)	52	Chief Executive Officer
Dr. Ramesh Balakrishnan(2)	68	President and Chief Strategy Officer
Martin S. A. Beck	56	Chief Financial Officer
(1) Mr. Meckey has served as our Chief Executive Officer and director since July 11, 2022.
(2) Dr. Balakrishnan served as our President and Chief Strategy Officer from July 2022 until December 30, 2022, when he resigned as an officer of the Company. Following his resignation, Dr. Balakrishnan is available to advise the Company’s Chief Executive Officer as appropriate, although the Company and Dr. Balakrishnan have no agreement with terms for such advisory role. Dr. Balakrishnan previously served as our Chief Executive Officer from the closing of the Business Combinations until July 11, 2022, when he transitioned to the role of President and Chief Strategy Officer. Prior to then, Dr. Balakrishnan served as Co-Chief Executive Officer of UpHealth Holdings from November 2020 until the closing of the Business Combinations, and was also the Chief Executive Officer of Thrasys from its formation by him in March 2002 until the closing of the Business Combinations.

During the 2022 fiscal year, we made changes to who are the NEOs from those who were NEOs for the fiscal year ended December 31, 2021. On July 11, 2022, Mr. Meckey joined the Company as its new CEO. That same day, Dr. Balakrishnan transitioned to the role of President and Chief Strategy Officer of the Company. Dr. Balakrishnan served as our President and Chief Strategy Officer until December 30, 2022, when he resigned as an officer of the Company.

In addition, Dr. Al Gatmaitan served as our Chief Operating Officer from the closing of the Business Combinations until January 10, 2022, when he resigned as an officer of the Company. As a result, he was an NEO for the fiscal year ended December 31, 2021, but not for the 2022 fiscal year. Prior to the closing of the Business Combinations, Dr. Gatmaitan beginning in November 2019 served as the Chief Executive Officer and a board member of UpHealth Services, Inc., which became a subsidiary of UpHealth Holdings following a reorganization in October 2020, and from October 2020 until June 2021 he served as the Co-Chief Executive Officer and a board member of UpHealth Holdings until the closing of the Business Combinations.

Compensation Philosophy and Objectives

UpHealth has developed an executive compensation program that is consistent with the compensation policies and philosophies of the Compensation Committee and the Board, which are designed to align compensation with the Company’s business objectives and the creation of stockholder value, while enabling UpHealth to attract, motivate and retain individuals who contribute to its long-term success. Decisions on the executive compensation program are made by the Compensation Committee.

The objectives of the Company’s executive compensation program are to encourage retention and recruitment of high-performing executives, to motivate employees and align executive interests across the organization and with the Company’s stockholders, to reward sustainable financial performance, accountability and innovation, to create consistence with UpHealth’s strategy and culture (mission, vision and values) and to balance innovation and performance with risk. In setting executive compensation in 2022, the Compensation Committee took into account the Company’s strategy, culture and stage in defining plan feature tradeoffs. The Compensation Committee also looked to manage exceptions to its approach based upon the individual profiles of various members of the Company’s management.

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

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience and market factors. The base salary is an annual total cash salary paid over 12 months in equal amounts. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall Company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2022 for our NEOs take into account the initial base amount set forth in the executive’s respective employment agreement or employment offer letter, as applicable, and the scope of the executive’s responsibilities, individual contributions, prior experience and sustained performance.

The base salaries of our NEOs for 2022 were as follows:

Executive & Title	2022 Base Salary
Samuel J. Meckey(1)	$520,000
Martin S. A. Beck(2)	$360,000
Dr. Ramesh Balakrishnan(3)	$408,000
(1) Mr. Meckey joined the Company as its Chief Executive Officer on July 11, 2022.
(2) Mr. Beck's base salary was increased during the 2022 fiscal year from $350,000 to $360,000.
(3) Dr. Balakrishnan resigned from his role as President and Chief Strategy Officer of the Company effective December 30, 2022.

Annual Bonuses

UpHealth uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. The annual cash incentive bonus is expressed as a percentage of an individual’s base salary. The Compensation Committee set the performance targets using five financial metrics for the 2022 fiscal year: total revenue; gross margin; adjusted EBITDA; free cash flow; and price per share. Determination of the achievement of the targets is based upon the full year financial results following the completion of the audit of the Company’s financial statements. Following the end of the year, the Compensation Committee determined the extent to which the performance targets were achieved and the amount of the award that is payable to the NEOs. For the NEOs, performance is measured at an aggregated level. Mr. Beck earned a partial bonus for the fiscal year 2022.

For the 2022 fiscal year, the Compensation Committee has added a sixth measurement criteria – the Company’s organizational health index – for purposes of setting the aggregate corporate performance goals for the annual bonus pool. Furthermore, members of management hired prior to October 1 of the fiscal year will have their annual bonuses prorated for their first year from the date of hire.

Equity-Based Awards

UpHealth uses equity-based awards to reward long-term performance of the NEOs. UpHealth believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its NEOs with the interests of its stockholders and serves to motivate and retain the individual NEOs. Any awards would be made in accordance with the executive compensation program discussed above. UpHealth is currently using restricted stock units (“RSUs”) to encourage long term performance. Each award of RSUs will be separated into those that vest over time and those which will vest based on performance using, for the 2022 fiscal year, the same performance metrics as are used for determining achievement of the annual cash incentive bonus. For the NEOs, the performance metrics for vesting of RSUs subject to performance were partially achieved in fiscal year 2022.

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

Summary Compensation Table

The table below sets forth the annual compensation levels of our NEOs for 2022, who as a smaller reporting company consist of the principal executive officer who serves as CEO of UpHealth, and the next two most highly compensated executive officers. The compensation totals and individual amounts reflect the compensation of such officers by UpHealth as of December 31, 2022 and 2021. In fiscal year 2023, such totals and amounts may change based on, among other things, changes to the terms of the employment of such persons.

Name and Principal Position	Year	Base Salary ($)	Bonus ($)	RSUs Awards ($)(1)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Dr. Ramesh Balakrishnan(2)	2022	$408,000	$—	$185,632	$—	$2,434	$596,066
President and Chief Strategy Officer(3)	2021	$334,231	$—	$22,122,707(4)	$108,904(5)	$26,133	$22,591,975
Martin S. A. Beck(6)(7)	2022	$355,385(8)	$—	$197,234	$202,963(9)	$1,300	$756,882
Chief Financial Officer	2021	$492,160	$225,000	$850,001	$—	$839	$1,568,000
Samuel J. Meckey(10)	2022	$230,000	$1,170,586(11)	$—	$—	$212	$1,400,798
Chief Executive Officer(12)	2021	$—	$—	$—	$—	$—	$—

(1)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)	“All other compensation” for Dr. Balakrishnan for fiscal year 2021 includes $2,896 for premium payments for group life insurance and $23,237 for premium payments for additional life insurance. “All other compensation” for Dr. Balakrishnan for fiscal year 2022 includes $2,434 for premium payments for group life insurance.

(3)	During fiscal year 2021, Dr. Balakrishnan was employed by the Company as its Chief Executive Officer. On July 11, 2022, Dr. Balakrishnan transitioned to the role of President and Chief Strategy Officer of the Company. On December 27, 2022, Dr. Balakrishnan resigned from his role as President and Chief Strategy Officer effective December 30, 2022.

(4)	“RSUs awards” for Dr. Balakrishnan for fiscal year 2021 includes $20,622,707.28 in grant date fair value for the award of 4,091,807 RSUs awarded in accord with the terms of the UpHealth Business Combination Agreement.

(5)	“Nonequity incentive plan compensation” for Dr. Balakrishnan for fiscal year 2021 consists of $108,904 for performance at Thrasys in the prior fiscal year, which was paid to Dr. Balakrishnan in fiscal year 2022.

(6)	For fiscal year 2022 and 2021, “All other compensation” consists of premium payments for group life insurance.

(7)	Pursuant to the terms of the offer letter between Mr. Beck and UpHealth Services, Inc., Mr. Beck was paid his 2020 accrued salary amounts of $196,875 upon the closing of the UpHealth Business Combination in June 2021. In addition, Mr. Beck received a bonus of $225,000 upon the closing of the UpHealth Business Combination.

(8)	Mr. Beck’s base salary was increased during the 2022 fiscal year from $350,000 to $360,000, which resulted in Mr. Beck receiving a base salary of $355,385 as of December 31, 2022.

(9)	“Nonequity incentive plan compensation” for Mr. Beck for fiscal year 2022 consists of $202,963 for performance at the Company during such fiscal year, to be paid to Mr. Beck in fiscal year 2023.

(10)	For fiscal year 2022, “All other compensation” consists of premium payments for group life insurance.

(11)	Pursuant to the terms of the employment agreement between Mr. Meckey and the Company, Mr. Meckey’s bonus for fiscal year 2022 consists of (i) a guaranteed prorated bonus in an amount not less than $230,000 (equal to 100% of Mr. Meckey’s base salary actually earned by Mr. Meckey during 2022, prorated for the period) and (ii) a payment of $940,568, subject to applicable withholding. Such bonus amounts are to be paid to Mr. Meckey in fiscal year 2023. In January 2023, the payment of $940,568 to Mr. Meckey in 2023 was amended to increase it to $958,794, subject to applicable withholding, as a result of changes in the dates of payment of Mr. Meckey’s bonus amounts in 2023.

(12)	On July 11, 2022, Mr. Meckey joined the Company as its Chief Executive Officer, effective that same day, and was appointed by the Board as a Class I director. Mr. Meckey was not an NEO or a director of the Company during fiscal year 2021, and therefore received no compensation during such year.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2022:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested($)(1)
Martin S. A. Beck	22,020(2)(3)	$35,893
	9,350(4)(5)	$15,241
	11,008(6)	$17,943
	12,500(7)	$20,375
	4,500(8)	$7,335
Samuel J. Meckey(9)	—	$—
Dr. Ramesh Balakrishnan(10)	—	$—

(1)
The market value of RSU awards that have not vested is calculated by multiplying the number of shares underlying the RSUs that have not vested by the closing price of the Company’s Common Stock on December 31, 2022, which was $1.63.

(2)
Consists of RSUs that are “Performance-Based Vesting Equity Awards” awarded during the fiscal year 2021. Provided that the recipient’s continued service has not terminated prior to the applicable determination upon filing with the SEC on an Annual Report on Form 10-K of the audit of the Company’s financial statements for the fiscal years ended December 31, 2021, 2022 and 2023 (each a “2021 Award Audit Filing Date”), the number of Performance-Based Vesting Equity Awards (disregarding any resulting fractional RSU) that are vested shall cumulatively increase three business days following the respective 2021 Award Audit Filing Date as follows:

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

(B) Up to 120% of 1/3 of the Performance-Based Vesting Equity Awards shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board in 2022 for the fiscal year ending December 31, 2022 on a consolidated basis based upon such audit:

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

(3)
The necessary targets for achievement of the vesting for the 2021 fiscal year and the 2022 fiscal year, respectively, of the Performance-Based Vesting Equity Awards awarded during the fiscal year 2021 did not occur, and as a result, 2/3 of such Performance-Based Vesting Equity Awards were not vested as of the end of the 2022 fiscal year.

(4)	Consists of RSUs that are “Performance-Based RSUs” awarded during the fiscal year 2022. Provided that the executive’s continued service has not terminated prior to the applicable determination upon filing with the SEC on an Annual Report on Form 10-K of the audit of the Company’s financial statements for the fiscal years ended December 31, 2022, 2023, and 2024 (each a “2022 Award Audit Filing Date”), the number of Performance-Based RSUs (disregarding any resulting fractional RSU) that are vested shall cumulatively increase three business days following the respective 2022 Award Audit Filing Date as follows:

(A) Up to 120% of 1/3 of the Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2022 for the fiscal year ended December 31, 2022 on a pro forma consolidated basis based upon such audit:

1) Total Revenue – 40% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 40% of the allocated amount if the low threshold is achieved; 120% of such 45% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

2) Gross Margin – 30% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as the target minus 0.5%, and the high threshold is set as the target plus 0.5%.

3) Adjusted EBITDA – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

4) Free Cash Flow – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

5) Price per Share – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved. For fiscal year ended December 31, 2022, the low threshold is set as 50% of target, and the high threshold is set as 120% of target.

(B) Up to 120% of 1/3 of the Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2023 for the fiscal year ended December 31, 2023 on a consolidated basis based upon such audit:

1) Total Revenue – 40% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 40% of the allocated amount if the low threshold is achieved; 120% of such 40% amount if the high threshold is achieved.

2) Gross Margin – 30% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved.

3) Adjusted EBITDA – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

4) Free Cash Flow – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

5) Price per Share – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% if the high threshold is achieved.

(C) Up to 120% of 1/3 of the Performance-Based RSUs, but no more than the total number of Performance-Based RSUs minus the number of previously vested Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2024 for the fiscal year ended December 31, 2024 on a consolidated basis based upon such audit and the cumulative achievement of the performance for the three fiscal years 2022-2024, with the greater of such performance determining how many of the allocated amount of Performance-Based RSUs shall become vested:

1) Total Revenue – 40% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 40% of the allocated amount if the low threshold is achieved; 120% of such 40% amount if the high threshold is achieved.

2) Gross Margin – 30% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved.

3) Adjusted EBITDA – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

4) Free Cash Flow – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

5) Price per Share – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

(5)
The necessary targets for achievement of the vesting for the 2022 fiscal year of the Performance-Based RSUs awarded during the fiscal year 2022 were partially achieved, and as a result, 3,150 of such Performance-Based Vesting Equity Awards were vested as of the end of the 2022 fiscal year.

(6)
Consists of RSUs that are “Time-Based Vesting Equity Awards,” of which 1/3 vested on May 1, 2022 (the “Initial Vesting Date”), and the remaining 2/3 of the RSUs will vest quarterly on each of three-month anniversary following the Initial Vesting Date until fully vested.

(7)
Consists of RSUs that are “Refresh Time-Based RSUs,” which shall vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 33% will vest on May 1, 2023 (the “Refresh Cliff Date”) and the remaining 67% will vest in equal quarterly installments on each of August 1st, November 1st, February 1st and May 1st over the two years following the Refresh Cliff Date, such that the Refresh Time-Based RSUs will be 100% vested on the second anniversary of the Refresh Cliff Date and in each case subject to the executive’s continued services with the Company through each such applicable vesting date

(8)
Consists of RSUs that are “Retention Time-Based RSUs,” which shall vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 50% vested on August 22, 2022, and the remaining 50% will vest on June 1, 2023, such that the Retention Time-Based RSUs will be 100% vested on June 1, 2023, and in each case subject to the executive’s continued services with the Company through each such applicable vesting date.

(9)
On July 11, 2022, Samuel J. Meckey joined the Company as its CEO, effective that same day, and was appointed by the Board as a Class I director of the Company. Mr. Meckey had not received any equity-based awards as of December 31, 2022.

(10)
On December 27, 2022, Dr. Balakrishnan submitted his resignation from his position as President and Chief Strategy Officer of the Company effective December 30, 2022. Pursuant to the terms of his employment agreement with the Company, as amended, as previously disclosed by the Company, the 48,860 RSUs then held by Dr. Balakrishnan were cancelled on December 30, 2022. As a result, following such cancellation, Dr. Balakrishnan no longer held any unvested RSUs as of December 31, 2022.

Employment Arrangements with Named Executive Officers

Employment Agreement with Dr. Ramesh Balakrishnan

On October 23, 2021, UpHealth entered into an employment agreement with Dr. Balakrishnan as its CEO. On July 11, 2022, Dr. Ramesh Balakrishnan transitioned out of his prior role as CEO of the Company. On July 31, 2022, Dr. Balakrishnan and the Company entered into an Amendment to the employment agreement, effective as of July 19, 2022 (the “Amendment”), for Dr. Balakrishnan’s new role as President and Chief Strategy Officer of the Company. As provided for in the Amendment, as of July 11, 2022, Dr. Balakrishnan will have the title of President and Chief Strategy Officer and the duties and responsibilities commensurate with such position, and will report to the Chief Executive Officer of the Company.

Prior to the Amendment, the employment agreement provided that “Good Reason” for Dr. Balakrishnan to terminate his employment shall mean the occurrence of any of the following events without his consent: (i) a material adverse change in Dr. Balakrishnan’s title or a material reduction in Dr. Balakrishnan’s duties, authority, or responsibilities relative to the duties, authority, or responsibilities in effect immediately prior to such reduction; (ii) the relocation of Dr. Balakrishnan’s primary work location to a point more than fifty miles from San Francisco, California; (iii) a material reduction by the Company of the Base Salary or annual target Bonus opportunity, without the written consent of Dr. Balakrishnan, as initially set forth in the employment agreement or as the same may be increased from time to time pursuant to the employment agreement, except for across-the-board salary reductions implemented prior to a change in control which are implemented based on the Company’s financial performance and similarly affecting all or substantially all senior management employees of the Company; and (iv) a material breach by the Company of the terms of the employment agreement; provided, however, that such termination by Dr. Balakrishnan of his employment shall only be deemed for Good Reason pursuant to the foregoing definition if (i) the Company is given written notice from Dr. Balakrishnan within sixty days following the first occurrence of the condition that he considers to constitute Good Reason describing the condition and the Company fails to satisfactorily remedy such condition within thirty days following such written notice, and (ii) Dr. Balakrishnan terminates employment within thirty days following the end of the period within which the Company was entitled to remedy the condition constituting Good Reason but failed to do so.

The Amendment adds to the foregoing that, notwithstanding the foregoing, at any time prior to December 31, 2022, by delivery of written notice to the Company, Dr. Balakrishnan also may terminate his employment for any or no reason and without regard to the criteria or process set forth above. In the event of such termination, Dr. Balakrishnan shall be entitled to receive (i) the Base Salary, accrued but unpaid business expenses and accrued and unused vacation benefits earned through the date of termination at the rate in effect at the time of termination and (ii) shall be eligible to receive all compensation, equity, and benefits specified in the employment agreement for a termination for Good Reason, subject to Dr. Balakrishnan furnishing to the Company an executed waiver and release of claims in a form satisfactory to the Company (hereafter, a “Release”) within the applicable time period set forth therein, but in no event later than forty-five days following termination of employment and permitting such Release to become effective in accordance with its terms, and subject to Dr. Balakrishnan continuing to comply with his obligations pursuant to the Proprietary Information and Inventions Agreement (included as Exhibit A to the employment agreement).

The Amendment further provides that all other terms and conditions of the employment agreement, including, without limitation, the provisions related to Base Salary, Bonus and Equity Awards and all exhibits thereto, shall continue in full force and effect. The employment agreement provides that Dr. Balakrishnan will receive a base salary at an annual rate of $408,000, subject to increase from time to time as determined by the Board or the Compensation Committee, with such base salary to be retroactive to June 9, 2021, as well as that he shall be eligible to receive an annual bonus of 100% of his base salary based on the Board’s determination, in good faith, as to whether applicable performance milestones as are established by the Board or the Compensation Committee (hereinafter referred to as the “Performance Milestones”) have been achieved. As an inducement to Dr. Balakrishnan’s commencement of employment with the Company, the Board approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Dr. Balakrishnan or UpHealth at any time and for any reason or no reason.

Under his employment agreement, if Dr. Balakrishnan’s employment is terminated by UpHealth without cause or due to his resignation for good reason within twelve (12) months following a change in control subject to his execution of a Release, he will be eligible to receive (a) accrued but unpaid business expenses and vacation benefits, to be paid as a lump sum no later than thirty (30) days after the date of termination, (b) one times his base salary, to be paid as a lump sum on the first regular payroll date following the effectiveness of the Release, (c) a pro-rated portion of his target bonus amount for the year of termination (or, if there is none and a change in control has occurred, one times the last target bonus in effect for Dr. Balakrishnan), to be paid within ten (10) days after the date the bonus is determined, (d) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of twelve (12) months following the termination date, or, (ii) the date on which Dr. Balakrishnan begins full-time employment with another company or business entity which offers comparable health insurance coverage to Dr. Balakrishnan and (e) the vesting of any Time-Based Vesting Equity Awards will be fully accelerated such that on the effective date of such termination (or if later and a change in control has occurred, the date of the change in control) 100% of any Time-Based Vesting Equity Awards granted to Dr. Balakrishnan prior to such termination will be fully vested and immediately exercisable, if applicable, by Dr. Balakrishnan.

On December 27, 2022, Dr. Balakrishnan informed the Board that he is resigning from his role as President and Chief Strategy Officer of the Company effective December 30, 2022. There are no changes to the severance that Dr. Balakrishnan is entitled to receive upon his resignation pursuant to his employment agreement with the Company, as amended by the Amendment, as described above and as previously disclosed by the Company.

Employment Agreement with Martin Beck

On October 24, 2021, UpHealth entered into an employment agreement with its Chief Financial Officer, Martin Beck. That employment agreement provides that Mr. Beck will receive a base salary at an annual rate of $350,000, subject to increase from time to time as determined by the Board or the Compensation Committee, with such base salary to be retroactive to June 9, 2021, as well as that he shall be eligible to receive an annual bonus of 75% of his base salary based on the Board’s determination, in good faith, as to whether applicable Performance Milestones have been achieved. As an inducement to Mr. Beck’s commencement of employment with the Company, the Board approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 Equity Plan. The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Mr. Beck or UpHealth at any time and for any reason or no reason.

Under his employment agreement, if Mr. Beck’s employment is terminated by UpHealth without cause or due to his resignation for good reason within twelve (12) months following a change in control subject to his execution of a Release, he will be eligible to receive (a) accrued but unpaid business expenses and vacation benefits, to be paid as a lump sum no later than thirty (30) days after the date of termination, (b) one times his base salary, to be paid as a lump sum on the first regular payroll date following the effectiveness of the Release, (c) a pro-rated portion of his target bonus amount for the year of termination (or, if there is none and a change in control has occurred, one times the last target bonus in effect for Mr. Beck), to be paid within ten (10) days after the date the bonus is determined, (d) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of twelve (12) months following the termination date, or, (ii) the date on which Mr. Beck begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Beck and (e) the vesting of any Time-Based Vesting Equity Awards shall be fully accelerated such that on the effective date of such termination (or if later and a change in control has occurred, the date of the change in control) 100% of any Time-Based Vesting Equity Awards granted to Mr. Beck prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Beck.

Employment Agreement with Samuel J. Meckey

On May 10, 2022, the Company entered into an employment agreement with Samuel J. Meckey as its CEO, effective as of July 11, 2022 when Mr. Meckey commenced his role as CEO of the Company. That employment agreement provides that Mr. Meckey will receive a base salary at the initial annualized rate of $520,000 per year, subject to standard deductions and withholdings, or such other rate as may be determined from time to time as determined by the Board or the Compensation Committee (hereinafter referred to as the “Meckey CEO Base Salary”). For the period beginning July 1, 2022 and ending on December 31, 2022, Mr. Meckey will be guaranteed to receive a prorated bonus payment in an amount not less than 100% of the Meckey CEO Base Salary actually earned by Mr. Meckey during 2022 (the “Meckey Initial Bonus”), prorated for the period, provided Mr. Meckey remains employed on the date the Meckey Initial Bonus is paid, subject to the termination provisions of his employment agreement. Mr. Meckey will be eligible for an annual discretionary bonus beginning as of January 1, 2023 (hereinafter referred to as the “Meckey CEO Bonus”) with a target amount of 100% of the Meckey CEO Base

Salary, subject to standard deductions and withholdings, based on the Board’s determination, in good faith, as to whether applicable Performance Milestones have been achieved.

On January 9, 2023, the Company’s Board approved an Amendment to the employment agreement between Mr. Meckey and the Company, effective as of January 10, 2023 (the “CEO Amendment”), to amend certain of the compensation terms of Mr. Meckey’s employment as Chief Executive Officer of the Company. The CEO Amendment amends the terms of the employment agreement as described below.

As an additional inducement to Mr. Meckey’s commencement of employment with the Company, his employment agreement provides that the Company will grant “Initial Awards” pursuant to and subject to the terms of the Company’s 2021 Equity Plan and the form of RSU award agreements and compliance with applicable securities laws. Prior to the CEO Amendment, Mr. Meckey’s employment agreement provided that the Company would grant RSUs under the Company’s 2021 Equity Incentive Plan to Mr. Meckey in the amount of 430,000 (post-Reverse Stock Split basis), with certain of the RSUs vesting subject to Mr. Meckey’s continued provision of services to the Company as further detailed below (the “Time-Based RSUs”), and certain of the RSUs being subject to vesting based upon performance. None of the RSUs to be granted pursuant to the terms of the employment agreement had been granted prior to January 9, 2023. Pursuant to the terms of the CEO Amendment, all of the 430,000 RSUs to be granted will be Time-Based RSUs, and subject to Mr. Meckey’s continued provision of services to the Company through the applicable vesting dates, these Time-Based RSUs are eligible to vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 25% will vest on June 1, 2023 (the “Cliff Date”) and the remaining 75% will vest in equal quarterly installments on each subsequent August 1st, November 1st, February 1st and June 1st over the three years following the Cliff Date, such that these Time-Based RSUs will be 100% vested on the third anniversary of the Cliff Date and in each case subject to Mr. Meckey’s continued services with the Company through each such applicable vesting date.

Commencing with the Company’s regular annual equity grant cycle in 2023, Mr. Meckey will be eligible to receive annual refresher equity grants of RSUs with a target grant date value of not less than $2,000,000 (“Meckey Annual Grants”). The Meckey Annual Grants will be eligible to vest as follows: (i) 50% of each Meckey Annual Grant will be eligible to vest subject to Mr. Meckey’s continued services over a four-year period following the applicable date of grant, with 25% one-year annual cliff vesting and quarterly vesting thereafter over the three years following the cliff vesting date, and (ii) 50% of each Meckey Annual Grant will be eligible to vest subject to (x) achievement of performance goals to be established by the Compensation Committee in consultation with Mr. Meckey and (y) Mr. Meckey’s continued services as approved by the Compensation Committee and set forth in the applicable restricted stock unit agreement for the award.

In addition, Mr. Meckey will be eligible to receive any additional grants of equity awards under the 2021 Equity Plan or any successor plan, as determined at the sole discretion of the Compensation Committee.

The Company has also agreed to pay to Mr. Meckey as additional compensation the following amounts, subject to applicable withholding, on the corresponding dates, provided that Mr. Meckey remains employed with the Company through each applicable payment date, subject to the termination provisions in his employment agreement: $1,062,347 on January 1, 2024; and $734,115 on January 1, 2025. In addition, prior to the CEO Amendment, the employment agreement provided that Mr. Meckey was supposed to receive as additional consideration for his services as Chief Executive Officer, payment of $940,568 on January 1, 2023, subject to applicable withholding. Pursuant to the terms of the CEO Amendment, this payment is being restructured to be made with one payment of $500,000 on January 13, 2023 and a second payment of $458,794.24 on May 31, 2023, with each subject to applicable withholding and provided that Mr. Meckey remains employed with the Company through each applicable payment date, and subject to the qualified termination severance benefit provisions in the employment agreement.

The CEO Amendment further provides that all other terms and conditions of the employment agreement shall continue in full force and effect.

The employment agreement terms provide for at will employment and the employment relationship may be terminated by either Mr. Meckey or UpHealth at any time and for any reason or no reason.

Under his employment agreement, if Mr. Meckey’s employment is terminated by UpHealth without cause or due to his resignation for good reason within the period commencing three (3) months prior to a change in control and ending twelve (12) months immediately following a change in control, he will receive accrued but unpaid business expenses and vacation benefits, to be paid as a lump sum no later than thirty (30) days after the date of termination. In addition, subject to Mr. Meckey furnishing to the Company an executed Release within the applicable time period set forth therein, but in no event later than forty-five days following termination of employment and permitting such Release to become effective in accordance with its terms, Mr. Meckey shall be entitled to receive (a) one times his base salary, for a period of eighteen (18) months following the date of termination in equal installments according to the Company’s regular payroll practices following the effectiveness of the Release; (b) a pro-rated portion of his target bonus amount for the year of termination (or, if there is none and a change in control has occurred, one times the last target bonus in effect for Mr. Meckey), to be paid within ten (10) days after the date the bonus is determined; (c) continued coverage under the Company’s medical, dental, life and disability insurance for the period of eighteen (18) months following the date of termination and (d) any remaining additional compensation amounts that would have been paid to Mr. Meckey had he continued his employment with the Company through January 1, 2025, to be paid in a lump sum no later than thirty (30) days after the effective date of the Release. Similarly, such remaining additional compensation amounts that would have been paid to Mr. Meckey had he continued his employment with the Company through January 1, 2025 will be paid in accordance with the schedule as if her were still so employed in the event that Mr. Meckey’s employment terminates due to his death or Complete Disability.

In addition, in the event that Mr. Meckey’s employment is terminated without cause or due to his resignation for good reason and a change in control trigger has not occurred, or in the event of Mr. Meckey’s death or complete disability, the vesting of any Time-Based RSUs or other time-based awards will be fully accelerated such that on the effective date of such termination 100% of any Time-Based RSUs or other time-based awards granted to Mr. Meckey prior to such termination will be fully vested and immediately exercisable, if applicable, by Mr. Meckey. Treatment of any Performance-Based RSUs or other performance-based awards will be governed solely by the terms of the agreements under which such awards were granted and will not be eligible to accelerate vesting. In the event that Mr. Meckey’s employment is terminated without cause or due to his resignation for good reason and a change in control trigger has occurred, the vesting of any Time-Based RSUs or other time-based awards will be fully accelerated such that on the effective date of such termination, 100% of any Time-Based RSUs or other time-based awards granted to Mr. Meckey prior to such termination will be fully vested and immediately exercisable, if applicable, by Mr. Meckey. In such case, the vesting of the Performance-Based RSUs or other performance-based awards will also be fully accelerated at the target performance level.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board as of December 31, 2022, other than any directors who are also our NEOs, during the fiscal year ended December 31, 2022.

Name	Fees earned or paid in cash	RSU Awards ($) (1)	All Other Compensation ($)	Total
Dr. Avi S. Katz(2) Chairman of the Board	$250,750	$—	$—	$250,750
Dr. Raluca Dinu(3) Director	$761,000	$—	$—	$761,000
Dr. Chirinjeev Kathuria(4) Director	$82,500	$—	$—	$82,500
Dr. Mariya Pylypiv(5) Director	$179,135	$—	$157	$179,292
Neil Miotto(6) Director	$100,000	$—	$—	$100,000
Nathan Locke(7) Director	$55,000	$—	$—	$55,000
Jerome Ringo(8) Director	$52,500	$—	$—	$52,500
Agnès Rey-Giraud(9) Director	$540,000	$—	$—	$540,000
Moshe Bar-Siman-Tov(10) Director	$27,500	$—	$—	$27,500
Mark Guinan(11) Director	$—	$199,394	$—	$199,394
Luis Machuca(12) Director	$—	$199,394	$—	$199,394

(1)	The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.

(2)
“Fees earned or paid in cash” consists of $118,750 paid in cash in the 2022 fiscal year for services as a director, $119,000 paid in cash in the 2022 fiscal year as consideration for services on special board committees, and $13,000 paid in the 2023 fiscal year but earned in the 2022 fiscal year as consideration for services on special board committees.

(3)
“Fees earned or paid in cash” consists of $118,750 paid in cash in the 2022 fiscal year for services as a director, $663,000 paid in cash in the 2022 fiscal year as consideration for services on special board committees, and $13,000 paid in the 2023 fiscal year but earned in the 2022 fiscal year as consideration for services on special board committees.

(4)	“Fees earned or paid in cash” consists of $82,500 paid in cash in the 2022 fiscal year for services as a director.

(5)
Dr. Pylypiv was previously an employee of the Company, although not an NEO, and as a result, the compensation listed here includes her compensation as an employee. “Fees earned or paid in cash” consists of (i) $11,250 paid in cash in the 2022 fiscal year for services as a director and (ii) $167,885 paid in cash in the 2022 fiscal year for services as an employee. “All other compensation” for Dr. Pylypiv for fiscal year 2022 includes $157 for premium payments for group life insurance.

(6)
“Fees earned or paid in cash” consists of $100,000 paid in cash in the 2022 fiscal year for services as a director. Following the expiration of his term as a Class I director of the Company at the 2022 annual meeting of stockholders held on December 5, 2022, Mr. Miotto no longer serves as a director of Company.

(7)	“Fees earned or paid in cash” consists of $55,000 paid in cash in the 2022 fiscal year for services as a director.

(8)
“Fees earned or paid in cash” consists of $52,500 paid in cash in the 2022 fiscal year for services as a director. Following the expiration of his term as a Class I director of the Company at the 2022 annual meeting of stockholders held on December 5, 2022, Mr. Ringo no longer serves as a director of Company.

(9)
“Fees earned or paid in cash” consists of $85,000 paid in cash in the 2022 fiscal year for services as a director and $455,000 paid in cash in the 2022 fiscal year as consideration for services on special board committees.

(10)
“Fees earned or paid in cash” consists of $27,500 paid in cash in the 2022 fiscal year for services as a director. On July 8, 2022, Mr. Bar-Siman-Tov resigned from his position as a Class I director of UpHealth, effective that same day. Mr. Bar-Siman-Tov’s resignation is not as a result of any disagreements with the Company.

(11)	Mr. Guinan was not a director of the Company until December 5, 2022, when he was elected as a Class I director at the 2022 annual meeting of stockholders.

(12)	Mr. Machuca was not a director of the Company until December 5, 2022, when he was elected as a Class I director at the 2022 annual meeting of stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information as of March 31, 2023 regarding the beneficial ownership of shares of Common Stock of UpHealth by:
•each person, including any “group” as defined in Section 13(d)(3) of the Exchange Act, known to be the beneficial owner of more than 5% of the Common Stock of UpHealth;
•each of UpHealth’s NEOs as of December 31, 2022;
•each of UpHealth’s directors as of March 31, 2023; and
•all of UpHealth’s NEOs as of December 31, 2022 and directors as of March 31, 2023, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or RSUs that will vest within 60 days. As of March 31, 2023, there were 16,784,476 shares of our Common Stock outstanding.

Unless otherwise indicated, UpHealth believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock of UpHealth beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of Common Stock	% of Class
Samuel J. Meckey	—	*
Dr. Ramesh Balakrishnan(2)	752,447	4.48%
Martin S. A. Beck(3)	640,829	3.82%
Dr. Avi S. Katz(4)(5)	512,475	3.04%
Dr. Raluca Dinu(5)	11,660	*
Agnès Rey-Giraud(5)	12,160	*
Nathan Locke(5)	11,660	*
Luis Machuca	—	*
Mark Guinan	—	*
Dr. Mariya Pylypiv(6)	677,990	4.04%
Dr. Chirinjeev Kathuria(5)	3,852,868	22.95%
Armistice Capital Master Fund, Ltd.(7)	1,651,000	9.84%
GigAcquisitions2, LLC(8)	500,555	2.97%
Kayne Anderson Capital Advisors, L.P.(9)	1,065,509	6.35%
All directors and all NEOs as of December 31, 2022 (11 individuals) as a group	6,472,089	38.43%
*Less than 1%

(1)	The business address of Drs. Katz and Dinu and GigAcquisitions2, LLC is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The business address of each of the other directors is c/o UpHealth, Inc., 14000 S. Military Trail, Suite 203, Delray Beach, FL 33484. The business address of Armistice Capital Master Fund, Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022. The business address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.

(2)	Dr. Balakrishnan resigned as President and Chief Strategy Officer of the Company effective December 30, 2022.

(3)	Includes (i) 6,003 RSUs subject to vesting within 60 days of March 31, 2023, (ii) 186,164 shares held by Rewi Enterprises LLC (of which Mr. Beck is the sole owner) and (iii) 122,208 shares held by TTC Healthcare Partners, LLC (“Partners”) (of which Mr. Beck is an equity owner and chairman of the board of directors), for which Mr. Beck may be deemed the beneficial owner. Mr. Beck disclaims beneficial ownership of the shares held by Partners.
(4)	Includes (i) 452,430 shares of Common Stock and (ii) 48,125 shares of Common Stock underlying warrants, all held by GigAcquisitions2, LLC (“GigAcquisitions2”). The securities held by GigAcquisitions2 are beneficially owned by Dr. Katz, the Chairman of the Company’s Board and the manager of GigAcquisitions2, who has sole voting and dispositive power over the shares held by GigAcquisitions2.
(5)	Includes 560 RSUs subject to vesting within 60 days of March 31, 2023.
(6)	Includes 1,295 RSUs subject to vesting within 60 days of March 31, 2023.
(7)	Consists of (1) 1,650,000 Shares and (ii) 1,000 shares of Common Stock issuable upon the exercise of warrants that are currently exercisable. These securities are directly held by Armistice Capital Master Fund, Ltd. (“Master Fund”), a Cayman Islands exempted company, and may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund, and Steven Boyd, as the Managing Member of Armistice. Armistice and Mr. Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein.
(8)	Consists of (i) 452,430 shares of Common Stock and (ii) 48,125 shares of Common Stock underlying warrants, all held by GigAcquisitions2. The securities held by GigAcquisitions2 are beneficially owned by Dr. Katz, the Chairman of the Company’s Board and the manager of GigAcquisitions2, who has sole voting and dispositive power over the shares held by GigAcquisitions2.
(9)	Pursuant to a Schedule 13G filed with the SEC on March 22, 2023, the shares reported above are owned by investment accounts (investment limited partnerships, registered investment companies and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P. (or a controlled affiliate thereof), as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported above, except those shares attributable to it by virtue of its general partner interests in the limited partnerships.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2022 regarding equity compensation plans under which the Company’s equity securities are authorized for issuance. All share, stock option, RSU, and per share information set forth below has been retroactively adjusted to reflect the Reverse Stock Split.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan	—(1)	$	—(1)	1,086,452(1)(2)
Equity compensation plans not approved by stockholders:
Cloudbreak Health, LLC 2015 Unit Incentive Plan	138,406		$50.76	—(3)
Total	138,406		$50.76	1,086,452

(1)
Outstanding awards under the Company’s 2021 Equity Incentive Plan (the “2021 EIP”) consist solely of RSUs. The number of securities does not reflect shares issuable upon the vesting of outstanding RSUs awarded under the 2021 EIP, which consisted of 877,594 shares of Common Stock as of December 31, 2022.

(2)	The number of shares that may be granted under the 2021 EIP are subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending and including January 1, 2032, equal to the lesser of (i) 5% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year and (ii) such smaller number of shares as is determined by the Board.
(3)
In connection with the closing of the Business Combinations on June 9, 2021, the Company assumed the Cloudbreak Health, LLC 2015 Unit Incentive Plan (the “Cloudbreak 2015 Incentive Plan”) and the outstanding options awarded thereunder at the time of closing, which as of June 9, 2021 represent options for the purchase of 1,711,613 shares of Common Stock at a weighted-average exercise price per option of $44.51. Upon completion of the Business Combinations, Cloudbreak ceased granting awards under the Cloudbreak 2015 Incentive Plan. As of December 31, 2022, outstanding options awarded under the Cloudbreak 2015 Incentive Plan represent options for the purchase of 138,406 shares of Common Stock at a weighted-average exercise price per option of $50.76. Options awarded under the Cloudbreak 2015 Incentive Plan are subject to the terms and conditions set forth in the Cloudbreak Health, LLC Unit Option Agreement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Policy

UpHealth’s Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the Board (or the Audit Committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) UpHealth or any of UpHealth’s subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of UpHealth’s shares of Common Stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

UpHealth’s Audit Committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent UpHealth enters into such transactions. The Audit Committee will consider all relevant factors when determining whether to approve a related party transaction, including whether the related party transaction is on terms no less favorable to us than terms generally available from an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. No director may participate in the approval of any transaction in which he or she is a related party, but that director is required to provide the Audit Committee with all material information concerning the transaction. UpHealth also requires each of UpHealth’s directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

Registration Rights Agreement

On June 5, 2019, the Company entered into a Registration Rights Agreement with, among others, GigAcquisitions2, LLC, which is an affiliate of Drs. Avi Katz and Raluca Dinu. The holders of securities that are a party to this agreement are entitled to make up to three demands, excluding short form registration demands, that the Company register their securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements. There will be no penalties associated with delays in registering the securities under the Registration Rights Agreement.

Management Services Agreement

On September 5, 2019, TTC Healthcare, TTC Healthcare Partners, LLC (“Partners”), and Rewi Enterprises, LLC (“Rewi”) entered into a Management Services Agreement (the “MSA”). Martin S. A. Beck, our Chief Financial Officer, is the sole member of Rewi. Mr. Beck transferred his shares in UpHealth Holdings to Rewi on November 2, 2020. Mr. Beck was the Chairman of TTC Healthcare prior to its acquisition of UpHealth Holdings, and is the Manager and President of Rewi. Pursuant to the MSA, Rewi provided certain advisory services to TTC Healthcare prior to the closing of the Business Combinations, including analyzing and advising on opportunities for, and structuring and negotiating, operational arrangements, financings and investments and identifying, analyzing, and advising on potential dispositions, exit opportunities, and prospective purchases. In consideration for these services, Rewi was paid an annual management fee equal to the greater of 5.0% of TTC Healthcare’s trailing twelve-month EBITDA and $500,000, which was payable on a monthly basis. Upon completion by TTC Healthcare of any Transaction (as defined in the MSA), Rewi was also paid an advisory fee of 3.50% of the Aggregate Gross Consideration (as defined in the MSA). No management fee expenses were incurred for the year ended December 31, 2022. Management fee expenses incurred were $0 and $166,667 for the years ended December 31, 2022 and December 31, 2021, respectively. There were no unpaid management fees as of December 31, 2022 or December 31, 2021.

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

Registration Rights and Lock-Up Agreements

In connection with and prior to the closing of the UpHealth Business Combination, certain former UpHealth stockholders, including Dr. Chirinjeev Kathuria, Dr. Mariya Pylypiv, Dr. Ramesh Balakrishnan, Dr. Syed Sabahat Azim and affiliates of Martin S. A. Beck (the “UpHealth Holders”) entered into the UpHealth Registration Rights and Lock-Up Agreement. Pursuant to the terms of the UpHealth Registration Rights and Lock-Up Agreement, subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the UpHealth Holders may demand at any time or from time to time, that the Company file a registration statement on Form S-1 or Form S-3 to register certain shares of the Company’s Common Stock held by such UpHealth Holders or to conduct an underwritten offering. The UpHealth Registration Rights and Lock-Up Agreement also provides the UpHealth Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

In connection with and prior to the closing of the Cloudbreak Business Combination, certain existing Cloudbreak equityholders, including MARTTI in the USA, LLC, which is affiliated with Nathan Locke, entered into the Cloudbreak Registration Rights and Lock-Up Agreement. Pursuant to the terms of the Cloudbreak Registration Rights and Lock Up Agreement, the Company is obligated to file a registration statement to register the resale of certain shares of the Company Common Stock held by the Cloudbreak Holders. In addition, pursuant to the terms of the Cloudbreak Registration Rights and Lock-Up Agreement, and subject to certain requirements and customary conditions, including with regard to the number of demand rights that may be exercised, the Cloudbreak Holders may demand at any time or from time to time, that the Company conduct an underwritten offering with respect to certain shares of the Company Common Stock held by such Cloudbreak Holders. The Cloudbreak Registration Rights and Lock-Up Agreement also provides the Cloudbreak Holders with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Employee Relationships

Edna Boone Johnson, has served as the Company’s former Chief Communications and Corporate Marketing Officer from January 4, 2022 until January 6, 2023, is the spouse of Agnès Rey-Giraud, a director of the Company. As such, Ms. Rey-Giraud has an indirect material interest in the compensation paid by the Company to Ms. Johnson, and therefore, Ms. Johnson’s employment agreement with the Company is being disclosed as a related person transaction for Ms. Rey-Giraud. During the fiscal year ended December 31, 2021, and before Ms. Johnson became employed by the Company in her former capacity, she provided investor relations and public relations communication services to the Company on a consulting basis and received 2,862 shares of Common Stock (on a post-Reverse Stock Split basis). On January 4, 2022, Ms. Johnson entered into a Letter Agreement (the “Letter Agreement”) with the Company providing for her employment as the Company’s Chief Communications and Corporate Marketing Officer. In this role, Ms. Johnson oversaw the Company’s communications and corporate marketing, inclusive of media relations, brand strategy, corporate social responsibility and digital strategy. The Letter Agreement provided that, during the fiscal year ended December 31, 2022, Ms. Johnson would receive aggregate compensation equal to approximately $900,000, consisting of a base salary of $300,000 and an initial equity award (“Initial Equity Award”) of RSUs with an aggregate grant date fair value of $600,000, as well as that she would be eligible receive a discretionary bonus equal to 45% of the base salary, or approximately $135,000 (collectively, the “2022 Compensation”). On January 24, 2022, the Compensation Committee approved the Initial Equity Award of 22,900 RSUs to Ms. Johnson (on a post-Reverse Stock Split basis) and on July 6, 2022, the Compensation Committee approved an additional award of 20,000 RSUs to Ms. Johnson (on a post-Reverse Stock Split basis). In addition, on July 6, 2022, the Compensation Committee approved an award of 9,000 RSUs (on a post-Reverse Stock Split basis). The Letter Agreement provided for at will employment and the employment relationship could be terminated by either Ms. Johnson or the Company at any time and for any reason or no reason. On January 6, 2023, Ms. Johnson’s employment was terminated by the Company without cause. In connection with Ms. Johnson’s termination, on January 9, 2023, the Compensation Committee approved, and the Company and Ms. Johnson entered into, a Separation Agreement and Release, effective as of January 17, 2023 (the “Separation Agreement”). Under the terms of the Separation Agreement, which contains a customary release of claims in favor of the Company, (i) the Company agreed to pay Ms. Johnson a severance payment of $155,000, less applicable withholdings, which is the equivalent of six months of Ms. Johnson’s base salary in effect on the date of termination, to be paid out bi-weekly through normal payroll procedure after January 17, 2023 (the effective date of the Separation Agreement), (ii) the RSUs previously awarded to Ms. Johnson that were not yet vested will continue to be eligible for vesting under the same terms and conditions as provided in the grants for a period of six months from the date of termination, (iii) Ms. Johnson will be eligible for determination of a bonus for 2022 pursuant to the terms of her Letter Agreement and (iv) if Ms. Johnson timely elects continued coverage under COBRA, the Company will pay the health insurance premium beginning on January 17, 2023.
Item 14.    Principal Accountant Fees and Services
On June 14, 2021, Plante & Moran, PLLC, Denver, CO, PCAOB ID: 166 (“Plante & Moran”), was appointed as UpHealth’s independent registered public accounting firm for the fiscal year ended December 31, 2021. On November 9, 2022, BPM LLP, San Jose, CA, PCAOB ID: 207 (“BPM”), was appointed as UpHealth’s independent registered public accounting firm for the fiscal year ended December 31, 2022.
The following table presents the aggregate fees billed for professional services rendered by BPM for the fiscal year ended December 31, 2022 and by Plante & Moran for the fiscal year ended December 31, 2021.

	Year Ended December 31,
Type of Fees	2022	2021
Audit Fees(1)	$1,074,127	$1,437,500
Audit-Related Fees(2)	—	80,500
Tax Fees(3)	—	20,930
All Other Fees(4)	—	—
Total	$1,074,127	$1,538,930

(1)
Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of UpHealth’s year-end consolidated financial statements, reviews of the quarterly condensed consolidated financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.

(2)
Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of UpHealth’s year-end financial statements and are not reported under “Audit Fees.” These services include comfort letters and consents related to the filings of registration statements.

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

The Audit Committee has determined that all services performed by Plante & Moran and BPM are compatible with maintaining the independence of Plante & Moran and BPM. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

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

2.2†**
Cloudbreak Business Combination Agreement, dated as of November  20, 2020 (as amended by the Amendment, dated as of April  23, 2021), by and among GigCapital2, Inc., Cloudbreak Health Merger Sub, LLC, Cloudbreak Health, LLC, solely with respect to Section 7.15, Chirinjeev Kathuria and Mariya Pylypiv and UpHealth Holdings, Inc., and Shareholder Representative Services LLC (included as Annex B to GigCapital2, Inc.’s Proxy Statement/Prospectus filed with the SEC under Rule 424(b)(3) on May 13, 2021).

2.3**
Fourth Amendment to Business Combination Agreement, dated as of May 30, 2021, by and among GigCapital2, Inc., UpHealth Holdings, Inc. and UpHealth Merger Sub, Inc. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K filed with the SEC on June 2, 2021).

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

2.5**
Share Purchase Agreement, dated as of October 30, 2020, by and among UpHealth Holdings, Inc., Glocal Healthcare Systems Private Limited and certain other parties thereto (incorporated by reference to Exhibit 2.13 to the Registration Statement on Form S-4/A filed by UpHealth, Inc. on May 6, 2021).

2.6**
Amendment Agreement to Share Purchase Agreement by and among UpHealth Holdings, Inc., Glocal Healthcare Systems Private Limited and certain other parties thereto, dated as of November 30, 2020 (incorporated by reference to Exhibit 2.14 to the Registration Statement on Form S-4/A filed by UpHealth, Inc. on May 6, 2021).

2.7**
Waiver and Second Amendment Agreement to Share Purchase Agreement by and among UpHealth Holdings, Inc., Glocal Healthcare Systems Private Limited and certain other parties thereto, dated as of March 4, 2021 (incorporated by reference to Exhibit 2.15 to the Registration Statement on Form S-4/A filed by UpHealth, Inc. on April 12, 2021).

3.1**
Second Amended and Restated Certificate of Incorporation of UpHealth, Inc., as amended by the Certificate of Amendment effective December 8, 2022 (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

3.2**
Second Amended and Restated Bylaws of UpHealth, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 24, 2022).

4.1**	Specimen Common Stock Certificate of UpHealth, Inc. (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

4.2**	Specimen Warrant Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.3 of GigCapital2, Inc.’s Form S-1/A filed with the SEC on May 22, 2019).

4.3**
Amended and Restated Warrant Agreement, dated June 9, 2021, by and between GigCapital2, Inc. and Continental Stock Transfer  & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K/A filed with the SEC on June 15, 2021).

Exhibit No.	Description
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

10.11**
Forward Share Purchase Agreement, dated June 3, 2021, by and between GigCapital2, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to GigCapital2, Inc.’s Current Report on Form 8-K filed with the SEC on June 4, 2021).

Exhibit No.	Description
10.12**
Amendment to Forward Share Purchase Agreement, dated August 10, 2021, by and between UpHealth, Inc. and Kepos Alpha Master Fund L.P. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 12, 2021).

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

10.28#**
Employment Agreement, dated October 24, 2021, by and between UpHealth, Inc. and Martin Beck. (included as Exhibit 10.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.29#**	Letter of Offer of Employment for Al Gatmaitan, entered into October 19, 2021 (included as Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.30#**	Amended & Restated Employment Offer Letter (Martin S.A. Beck) (included as Exhibit 10.10 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.31#**	Amended & Restated Employment Offer Letter (Alfonso W. Gatmaitan) (included as Exhibit 10.11 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

Exhibit No.	Description
10.32#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.33#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.34#**
Employment Agreement, dated October 23, 2021, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan (included as Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.35#**
Amendment to Employment Agreement, dated July 31, 2022, by and between UpHealth, Inc. and Dr. Ramesh Balakrishnan (included as Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 4, 2022).

10.36#**
Separation Agreement and Release, dated January 10, 2022, by and between UpHealth, Inc. and Al Gatmaitan (included as Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 12, 2022).

10.37#**	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.38†**
McKinsey Project Commercial Agreement, dated March 15, 2022, by and between UpHealth, Inc. and its affiliates and McKinsey & Company, Inc. United States and its affiliates (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

10.39†**
Security Agreement, dated August 18, 2022, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as collateral agent (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.40**	Form of Subscription Agreement (2025 Notes) (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.41**	Form of Note Purchase Agreement (2026 Note Repurchase) (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.42†**
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

10.44**
Form of Securities Purchase Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.45**
Form of Registration Rights Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

21.1*	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to UpHealth, Inc.’s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

23.1***	Consent of BPM LLP, independent registered public accounting firm of UpHealth, Inc.

23.2***	Consent of Plante & Moran, PLLC, with respect to UpHealth, Inc.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

Exhibit No.	Description
101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).
_____________________________

*	Filed herein.

**	Previously filed.

***	Previously filed with the registrant’s Annual Report on Form 10-K filed with the SEC on March 31, 2023.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2023	UPHEALTH, INC.

	By:	/s/ Samuel J. Meckey
	Name:	Samuel J. Meckey
	Title:	Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Samuel J. Meckey	Chief Executive Officer and Director	April 13, 2023
Samuel J. Meckey	(Principal Executive Officer)

/s/ Martin S. A. Beck	Chief Financial Officer	April 13, 2023
Martin S. A. Beck	(Principal Accounting and Financial Officer)

*	Chairman of the Board of Directors	April 13, 2023
Dr. Avi S. Katz

*	Director	April 13, 2023
Dr. Raluca Dinu

*	Director	April 13, 2023
Nathan Locke

*	Director	April 13, 2023
Dr. Chirinjeev Kathuria

*	Director	April 13, 2023
Dr. Mariya Pylypiv

*	Director	April 13, 2023
Agnès Rey-Giraud

*	Director	April 13, 2023
Luis Machuca

*	Director	April 13, 2023
Mark Guinan

*By: /s/ Samuel J. Meckey
Samuel J. Meckey, as attorney-in-fact