Form 10-Q
period 2023-03-31
UpHealth, Inc.
filed 2023-05-11
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________
FORM 10-Q
___________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 10, 2023, the registrant had 16,784,476 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$13,333	$15,557
Accounts receivable, net	24,432	21,851
Inventories	134	161
Due from related parties	—	14
Prepaid expenses and other current assets	3,263	2,991
Assets held for sale, current	3,178	2,748
Total current assets	44,340	43,322
Property and equipment, net	14,324	14,069
Operating lease right-of-use assets	6,644	7,213
Intangible assets, net	30,216	31,362
Goodwill	159,675	159,675
Equity investment	21,200	21,200
Other assets	474	438
Assets held for sale, noncurrent	61,924	62,525
Total assets	$338,797	$339,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$17,261	$17,983
Accrued expenses	41,099	38,763
Deferred revenue	1,549	2,738
Due to related party	166	229
Income taxes payable	367	388
Related-party debt, current	200	—
Lease liabilities, current	5,317	5,475
Other liabilities, current	433	74
Liabilities held for sale, current	2,975	3,319
Total current liabilities	69,367	68,969
Related-party debt, noncurrent	31	281
Debt, noncurrent	148,621	145,962
Deferred tax liabilities	1,203	1,200
Derivative liability, noncurrent	30	56
Warrant liabilities, noncurrent	17	9
Lease liabilities, noncurrent	8,050	8,741
Other liabilities, noncurrent	201	662
Liabilities held for sale, noncurrent	7,678	7,787
Total liabilities	235,198	233,667
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock	2	2
Additional paid-in capital	693,496	688,355
Treasury stock, at cost	(17,000)	(17,000)
Accumulated deficit	(574,292)	(566,209)
Total UpHealth, Inc., stockholders’ equity	102,206	105,148
Noncontrolling interests	1,393	989
Total stockholders’ equity	103,599	106,137
Total liabilities and stockholders’ equity	$338,797	$339,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues:
Services	$30,941	$25,686
Licenses and subscriptions	1,936	1,781
Products	9,268	8,505
Total revenues	42,145	35,972
Costs of revenues:
Services	13,744	15,758
License and subscriptions	319	233
Products	5,406	5,990
Total costs of revenues	19,469	21,981
Gross profit	22,676	13,991
Operating expenses:
Sales and marketing	4,619	3,434
Research and development	1,285	1,758
General and administrative	11,009	11,467
Depreciation and amortization	1,611	5,236
Stock-based compensation	989	1,374
Lease abandonment expenses	—	75
Goodwill and intangible asset impairment	495	6,174
Acquisition, integration, and transformation costs	3,446	2,384
Total operating expenses	23,454	31,902
Loss from operations	(778)	(17,911)
Other expense:
Interest expense	(6,858)	(6,995)
Gain on fair value of derivative liability	26	4,829
Gain (loss) on fair value of warrant liabilities	(8)	95
Other expense, net, including interest income	(17)	(16)
Total other expense	(6,857)	(2,087)
Loss before income tax benefit	(7,635)	(19,998)
Income tax benefit	—	2,293
Net loss	(7,635)	(17,705)
Less: net income (loss) attributable to noncontrolling interests	448	(260)
Net loss attributable to UpHealth, Inc.	$(8,083)	$(17,445)
Net loss per share attributable to UpHealth, Inc.:
Basic and diluted	$(0.51)	$(1.21)
Weighted average shares outstanding:(1)
Basic and diluted	15,730	14,454
(1)Amounts as of March 31, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Net loss	$(7,635)	$(17,705)
Foreign currency translation adjustments, net of tax	—	(1,377)
Comprehensive loss	(7,635)	(19,082)
Comprehensive income (loss) attributable to noncontrolling interests	448	(260)
Comprehensive loss attributable to UpHealth, Inc.	$(8,083)	$(18,822)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2023	15,054	$2	$688,355	170	$(17,000)	$(566,209)	$—	$105,148	$989	$106,137
Equity award activity, net of shares withheld for taxes	80	—	(3)	—	—	—	—	(3)	—	(3)
Issuance of common stock in connection with 2023 private placement, net of issuance costs of $348	1,650	—	4,155	—	—	—	—	4,155	—	4,155
Stock-based compensation	—	—	989	—	—	—	—	989	—	989
Net income (loss)	—	—	—	—	—	(8,083)	—	(8,083)	448	(7,635)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(44)	(44)
Balance as of March 31, 2023	16,784	$2	$693,496	170	$(17,000)	$(574,292)	$—	$102,206	$1,393	$103,599

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022(1)	14,428	$1	$665,474	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes(1)	37	—	(68)	—	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	1,374	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)	—	(1,377)
Balance as of March 31, 2022(1)	14,465	$1	$666,780	—	$—	$(360,654)	$(5,179)	$300,948	$15,119	$316,067
(1)Amounts as of March 31, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(7,635)	$(17,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,412	6,605
Amortization of debt issuance costs and discount on convertible debt	2,659	3,485
Stock-based compensation	989	1,374
Impairment of property and equipment, intangible assets and goodwill	495	5,459
Provision for credit losses	(122)	(342)
Loss (gain) on fair value of warrant liabilities	8	(95)
Gain on fair value of derivative liability	(26)	(4,829)
Deferred income taxes	—	(2,262)
Amortization of operating lease right-of-use assets	559	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(2,456)	3,472
Inventories	26	(161)
Prepaid expenses and other current assets	(632)	(577)
Accounts payable and accrued expenses	1,611	3,067
Operating lease liabilities	(587)	—
Income taxes payable	(19)	317
Deferred revenue	(1,188)	(907)
Due to related parties	(49)	62
Other current liabilities	(84)	(34)
Net cash used in operating activities	(4,039)	(3,071)
Investing activities:
Purchases of property and equipment	(1,341)	(1,663)
Net cash used in investing activities	(1,341)	(1,663)
Financing activities:
Proceeds from 2023 private placement, net of issuance costs of $348	4,152	—
Repayments of debt	—	(151)
Payments of finance and capital lease obligations	(899)	(800)
Net tax withholdings from share-based compensation	(3)	(68)
Payments of amounts due to members	(50)	—
Distribution to noncontrolling interest	(44)	—
Net cash provided by (used in) provided by financing activities	3,156	(1,019)
Effect of exchange rate changes on cash and cash equivalents	—	(394)
Net decrease in cash and cash equivalents	(2,224)	(6,147)
Cash and cash equivalents, beginning of period	15,557	76,801
Cash and cash equivalents, end of period	$13,333	$70,654

Supplemental cash flow information:
Cash paid for interest	$2,283	$235
Cash paid for income taxes	$19	$521
Non-cash investing and financing activity:
Property and equipment reclassified from other assets	$—	$3,833
Property and equipment acquired through capital lease and vendor financing arrangements	$179	$1,628
FIN 48 liability reclassified from deferred tax liabilities	$—	$1,750
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$13,333	$52,036
Restricted cash	—	18,618
Total cash and cash equivalents and restricted cash	$13,333	$70,654
The accompanying notes are an integral part of these financial statements.

UPHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in dollars, unaudited)

1.Organization and Business
UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” “UpHealth,” or the “Company”) is the parent company of both UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”).

GigCapital2, Inc. (“GigCapital2”), the Company’s predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. The Company’s business combinations (the “Business Combinations”) were consummated on June 9, 2021, and in connection with the Business Combinations, GigCapital2 changed its corporate name to UpHealth, Inc.
Deconsolidation of Glocal
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
The financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and December 31, 2022 and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements. The only transactions between us and Glocal subsequent to July 1, 2022 was the transfer by us during the three months ended September 30, 2022 of $5.1 million to a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory.
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
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, Inc. (“Innovations Group”), to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. See Note 3, Assets and Liabilities Held for Sale, for further information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited financial statements. Our condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022.
Our unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. As described in Note 1, Organization and Business, our Glocal subsidiary was deconsolidated effective July 2022.
All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes thereto.

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
Allowance for Expected Credit Losses
We closely monitor our accounts receivable balances and estimate the allowance for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events. Credit losses associated with accounts receivable have not been material historically.
Equity Investment

As discussed in Deconsolidation of Equity Investment in Note 1, Organization and Business, as of March 31, 2023 and December 31, 2022, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the Accounting Standards Codification (“ASC”) 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU was effective for us on January 1, 2023, and the adoption did not have a material effect on our condensed consolidated financial statements.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation as shown below:

	Three Months Ended March 31, 2022
	As Reported	Reclassifications	As Adjusted
Revenues:
Services	$25,686	$—	$25,686
Licenses and subscriptions	1,781	—	1,781
Products	8,505	—	8,505
Total revenues	35,972	—	35,972
Costs of revenues:
Services	14,445	1,313	15,758
License and subscriptions	233	—	233
Products	5,990	—	5,990
Total costs of revenues	20,668	1,313	21,981
Gross profit	15,304	(1,313)	13,991
Operating expenses:
Sales and marketing	2,726	708	3,434
Research and development	1,587	171	1,758
General and administrative	13,659	(2,192)	11,467
Depreciation and amortization	5,236	—	5,236
Stock-based compensation	1,374	—	1,374
Lease abandonment expenses	75	—	75
Goodwill and intangible asset impairment	6,174	—	6,174
Acquisition, integration, and transformation costs	2,384	—	2,384
Total operating expenses	33,215	(1,313)	31,902
Loss from operations	(17,911)	—	(17,911)
Other expense:
Interest expense	(6,995)	—	(6,995)
Gain on fair value of derivative liability	4,829	—	4,829
Gain on fair value of warrant liabilities	95	—	95
Other expense, net, including interest income	(16)	—	(16)
Total other expense	(2,087)	—	(2,087)
Loss before income tax benefit	(19,998)	—	(19,998)
Income tax benefit	2,293	—	2,293
Net loss	(17,705)	—	(17,705)
Less: net loss attributable to noncontrolling interests	(260)	—	(260)
Net loss attributable to UpHealth, Inc.	$(17,445)	$—	$(17,445)

3. Assets and Liabilities Held for Sale
On February 26, 2023, we entered into an agreement to sell Innovations Group, one of our subsidiaries within our Services segment. The transaction closed on May 11, 2023. In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of March 31, 2023.
In connection with the held for sale classification, we recorded a total loss of $0.5 million in the three months ended March 31, 2023 and $1.8 million in the three months ended December 31, 2022 on the remeasurement of the disposal group to its fair value, less cost to sell, which was recorded in goodwill and intangible asset impairment in the condensed consolidated statements of operations.
Total assets and liabilities of the disposal group held for sale on the March 31, 2023 and December 31, 2022 condensed consolidated balance sheets consisted of the following:

	March 31, 2023	December 31, 2022
Accounts receivable, net	$117	$78
Inventories	2,425	2,058
Prepaid expenses and other current assets	636	612
Property and equipment, net	4,602	4,602
Operating lease right-of-use assets	1,193	1,298
Intangible assets, net	23,063	23,063
Goodwill	33,561	35,353
Less: Impairment	(495)	(1,791)
Total assets held for sale	$65,102	$65,273

Accounts payable	$978	$1,104
Accrued expenses	1,329	1,544
Deferred revenue	234	242
Lease liabilities, current	434	429
Deferred tax liabilities	6,918	6,918
Lease liabilities, noncurrent	760	869
Total liabilities held for sale	$10,653	$11,106

4. Revenues
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.
Revenues by geography consisted of the following:

	Three months ended March 31,
(In thousands)	2023	2022
Americas	$42,145	$32,663
Asia	—	3,309
Total revenues	$42,145	$35,972
Our revenues are entirely derived from the healthcare industry. Revenues recognized over-time were approximately 75% and 71% of the total revenues during three months ended March 31, 2023 and 2022, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, during the three months ended March 31, 2023 and 2022.
The change in contract assets was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Unbilled receivables, beginning of period	$694	$784
Reclassifications to billed receivables	(694)	(232)
Revenues recognized in excess of period billings	668	285
Unbilled receivables, end of period	$668	$837
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

	Three Months Ended March 31,
(In thousands)	2023	2022
Deferred revenue, beginning of period	$2,738	$2,649
Revenues recognized from balances held at the beginning of the period	(1,442)	(1,581)
Revenues deferred from period collections on unfulfilled performance obligations	253	664
Deferred revenue, end of period	$1,549	$1,732
Revenues recognized ratably over time are generally billed in advance and includes software-as-a-service (“SaaS”) internet hosting, subscriptions, construction of digital hospitals and dispensaries, and related consulting, implementation, services support, and advisory services.
Revenues recognized as delivered over time include professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately 3.4% of revenues recognized during the three months ended March 31, 2023, was from the deferred revenue balance existing as of December 31, 2022. Approximately 4% of revenues recognized during the three months ended March 31, 2022, was from the deferred revenue balance existing as of December 31, 2021.
Remaining Performance Obligations
Remaining performance obligations consisted of the following as of March 31, 2023:

(In thousands)	Remaining 2023	2024	Total
Subscriptions	$2,919	$1,104	$4,023
Program management and professional services	2,092	—	2,092
Total	$5,011	$1,104	$6,115

5. Supplemental Financial Statement Information
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and December 31, 2022 and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.
Property and equipment consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Leasehold improvements	$878	$868
Electrical and other equipment	21	21
Computer equipment, furniture and fixtures	16,413	16,222
Vehicles	305	302
Capitalized software development costs	6,925	4,404
Capitalized software development costs in progress	849	2,590
	25,391	24,407
Accumulated depreciation and amortization	(11,067)	(10,338)
Total property and equipment, net	$14,324	$14,069
As discussed in Note 4, Assets and Liabilities Held for Sale, an additional $4.6 million of property and equipment are included in assets held for sale, noncurrent, in the condensed consolidated balance sheet as of both March 31, 2023 and December 31, 2022.
Depreciation expense was $1.3 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.
Accrued expenses consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Accrued professional fees	$15,768	$14,245
Accrued products and licenses	17,820	17,820
Accrued interest on debt	2,553	741
Accrued payroll and bonuses	4,715	5,163
Other accruals	243	794
Total accrued expenses	$41,099	$38,763
As discussed in Note 4, Assets and Liabilities Held for Sale, an additional $1.3 million and $1.5 million of accrued expenses are included in liabilities held for sale, current, in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022, respectively.
6. Intangible Assets
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and December 31, 2022 and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.
The changes in carrying amounts of intangible assets consisted of the following as of March 31, 2023:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
December 31, 2022	$11,995	$5,850	$13,517	$31,362
Amortization	(358)	(379)	(409)	(1,146)
March 31, 2023	$11,637	$5,471	$13,108	$30,216
No impairment charge was recognized during the three months ended March 31, 2023. An impairment charge of $0.7 million was recognized during the three months ended March 31, 2022 in our Services segment.
As discussed in Note 3, Assets and Liabilities Held for Sale, an additional $23.1 million of intangible assets (which includes trade names of $9.1 million, technology and intellectual property of $5.7 million, customer relationships of $7.8 million, and lease assets of $0.5 million) are included in assets held for sale, noncurrent, in the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.
The estimated useful lives of trade names are 3-10 years, the estimated useful lives of technology and intellectual property are 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $1.1 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
Remaining 2023	$1,058	$1,149	$1,212	$3,419
2024	1,416	1,532	1,616	4,564
2025	1,416	1,532	1,616	4,564
2026	1,416	896	1,616	3,928
2027	1,416	362	1,616	3,394
Thereafter	4,915	—	5,432	10,347
	$11,637	$5,471	$13,108	$30,216

7. Goodwill
As discussed in Note 3, Assets and Liabilities Held for Sale, an additional $33.1 million and $33.6 million of goodwill is included in assets held for sale, noncurrent, in the condensed consolidated balance sheets as of March 31, 2023 and December 31,

2022, respectively. In the three months ended March 31, 2023, we recorded a $0.5 million impairment charge on the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, which was included in assets held for sale, noncurrent, in our condensed consolidated balance sheets. See Note 3, Assets and Liabilities Held for Sale, for further information. In the three months ended March 31, 2022, as a result of measurement period adjustments, we increased goodwill in the amount of $5.5 million, which was immediately impaired.
The carrying amount of goodwill consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
Goodwill	$159,675	$159,675

8. Debt
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and December 31, 2022 and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.
Debt consisted of the following:

(In thousands)	March 31, 2023	December 31, 2022
2025 Notes	$67,500	$67,500
2026 Notes	115,000	115,000
Total debt	182,500	182,500
Less: unamortized original issue and debt discount	(33,879)	(36,538)
Total debt, net of unamortized original issue and debt discount	148,621	145,962
Less: current portion of debt	—	—
Noncurrent portion of debt	$148,621	$145,962
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “2026 Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the 2026 Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of March 31, 2023 and December 31, 2022, the fair value of the derivative was $30 thousand and $0.1 million, respectively, all of which was included in derivative liability, noncurrent, in our unaudited condensed consolidated balance sheets.
Total interest expense for the three months ended March 31, 2023 was $4.3 million, of which $1.8 million related to contractual interest expense, $2.2 million related to derivative accretion, and $0.3 million related to debt issuance costs amortization. Total interest expense for the three months ended March 31, 2022 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization. Total other income for the three months ended March 31, 2023 and 2022 included a $26 thousand gain and a $4.8 million gain on the fair value of the derivative liability, respectively.
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
2025 Senior Secured Convertible Notes and Indenture
On August 12, 2022, we entered into an indenture (the “2025 Indenture”) with the Indenture Trustee in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of a new series of variable rate convertible senior secured notes due December 15, 2025 (the “2025 Notes”) issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock, following the reverse stock split, with a value of $0.7 million. The 2025 Notes are convertible following the reverse split of our shares into 3,857,142 shares of our common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require us to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that we sell assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. We may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. We will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
Total interest expense for the three months ended March 31, 2023 was $2.5 million, of which $2.3 million related to contractual interest expense and $0.2 million related to debt issuance costs amortization.
In March 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.03% for our June 15, 2023 interest payment date.
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.2 million and $0.3 million as of March 31, 2023 and December 31, 2022. The notes bear interest at rates of 3.50% per annum. The notes are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was zero as of both March 31, 2023 and December 31, 2022. Interest expense was $3 thousand and $10 thousand for the three months ended March 31, 2023 and 2022, respectively.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of both March 31, 2023 and December 31, 2022, the seller notes totaled zero.
Accrued interest payable was zero as of both March 31, 2023 and December 31, 2022. Interest expense was zero and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

9. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	March 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$96	$—	$—	$96
	$96	$—	$—	$96
Liabilities:
Derivative liability	$—	$—	$30	$30
Warrant liability	—	17	—	17
	$—	$17	$30	$47

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Liabilities:
Derivative liability	$—	$—	$56	$56
Warrant liability	—	9	—	9
	$—	$9	$56	$65

Money Market Funds
As of March 31, 2023 and December 31, 2022, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the three months ended March 31, 2023 and the year ended December 31, 2022.
Cash equivalents as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$96	$—	$—	$96
Total cash equivalents	$96	$—	$—	$96

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$1,681	$—	$—	$1,681
Total cash equivalents	$1,681	$—	$—	$1,681
Derivative Liability
As of March 31, 2023 and December 31, 2022, the fair value of the derivative was $30 thousand and $0.1 million, respectively, which was included in derivative liability, noncurrent in our unaudited condensed consolidated balance sheets. Total other income for the three months ended March 31, 2023 and 2022 included a gain of $26 thousand and $4.8 million, respectively, on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	March 31, 2023	December 31, 2022
Stock price	$1.49	$1.63
Volatility	95.0%	95.0%
Risk free rate	3.79%	4.17%
Exercise price	$106.50	$106.50
Expected life (in years)	3.19	3.44
Conversion periods	2-4 years	2-4 years
Future share price	$0.10-$303.10	$0.10-$405.60

2021 Private Placement Warrants and 2021 PIPE Warrants
As of March 31, 2023, the fair value of the 2021 Private Placement Warrants (the “2021 Private Placement Warrants”) and the 2021 PIPE Warrants (the “2021 PIPE Warrants”) was determined to be $0.02 per warrant, totaling $11 thousand and $6 thousand respectively, and are included in warrant liabilities in our unaudited condensed consolidated balance sheets. As of December 31, 2022, the fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants was determined to be $0.01 per warrant, totaling $6 thousand and $3 thousand respectively, and are included in warrant liabilities in our unaudited condensed consolidated balance sheets. During the three months ended March 31, 2023, we recorded a $5 thousand gain due to the fair value changes in the 2021 Private Placement Warrants and a $3 thousand due to fair value changes in the 2021 PIPE Warrants, both of which are included in gain in fair value of warrant liabilities in our unaudited condensed consolidated statements of operations. During the three months ended March 31, 2022, we recorded a $0.1 million gain due to the fair value changes in the 2021 Private Placement Warrants and a $33 thousand gain due to fair value changes in the 2021 PIPE Warrants, both of which are included in gain in fair value of warrant liabilities in our unaudited condensed consolidated statements of operations.
There were no transfers between fair value levels during the three months ended March 31, 2023 and year ended December 31, 2022.

10. Capital Structure
2023 Private Placement
On March 9, 2023, we entered into a Securities Purchase Agreement, with a single institutional investor, pursuant to which, in a private placement (the “2023 Private Placement”), we agreed to issue and sell (i) 1,650,000 shares of our common stock, par value $0.0001 per share; (ii) warrants that are exercisable six months from the date of issuance and will have a term of five years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series A Warrants”); (iii) warrants that are exercisable six months from the date of issuance and will have a term of two years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series B Warrants” and, collectively with Series A Warrants, the “Common Stock Purchase Warrants”); and (iv) pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Stock Purchase Warrants, the “Private Placement Warrants”) to purchase an additional 1,350,000 shares of our common stock (all of such shares issuable upon exercise of the Warrants, the “Warrant Shares”). On March 13, 2023, we announced that we completed the closing of the 2023 Private Placement. The purchase price of each share of common stock sold in the 2023 Private Placement was $1.50, the exercise price of each Common Stock Purchase Warrants (as defined above) is $2.04, and the exercise price of each Pre-

Funded Warrant is $0.0001 and the purchase price of each Pre-Funded Warrant was $1.4999. The aggregate gross proceeds to us from the 2023 Private Placement were approximately $4.5 million, before deducting $0.3 million of placement agent fees and other offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.
Common Stock Reserved for Future Issuance
The following table summarizes shares of common stock reserved for future issuance as of March 31, 2023 (recorded on a post-reverse split basis):

(In thousands)	Number of Shares
Restricted stock units outstanding	1,342
Stock options outstanding	138
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of 2021 Public Warrants	1,725
Shares issuable upon conversion of 2021 Private Warrants	57
Shares issuable upon conversion of 2021 PIPE Warrants	29
Shares issuable upon conversion of the 2023 Private Placement Series A Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Series B Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Pre-Funded Warrants	1,350
Shares available for future grant under 2021 EIP	1,032
16,610

2015 Cloudbreak Incentive Plan

The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	138	$50.76
Options exercised	—	$—
Outstanding as of March 31, 2023	138	$50.76

2021 Equity Incentive Plan

The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	878	$6.61
RSUs granted	663	$2.03
RSUs vested and released	(82)	$16.09
RSUs forfeited	(117)	$7.11
Outstanding as of March 31, 2023	1,342	$3.73

11. Income Taxes
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and December 31, 2022 and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.

Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of March 31, 2023. As a result, the estimated annual effective tax rate for 2023 is expected to be 0% because our forecasted losses are expected to generate no income tax benefit. Furthermore, there were no discrete tax items for the quarter ended March 31, 2023.
The income tax benefit was zero and $2.3 million for the three months ended March 31, 2023 and 2022, respectively.
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

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the shareholders for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment in Thrasys, Inc. v. Commissioner (T.C. Memo 2018-199); however, Thrasys prevailed, and the motion was denied. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to Thrasys’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated. Thrasys intends to vigorously defend its position in the case and believes it will prevail if the case is taken to trial. We have accrued $0.2 million representing probable additional taxes and interest imposed, in other liabilities, current in the unaudited condensed consolidated balance sheets.

12. Earnings (Loss) Per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net income (loss) attributable to UpHealth, Inc.	$(8,083)	$(17,445)
Denominator:
Weighted average shares outstanding(1)	15,730	14,454
Diluted effect of stock options	—	—
Diluted effect of RSUs	—	—
Weighted average shares outstanding assuming dilution	15,730	14,454
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$(0.51)	$(1.21)
Diluted	$(0.51)	$(1.21)
(1) The shares and earnings per share as of March 31, 2022 differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, Organization and Business).
For the three months ended March 31, 2023, the calculation of basic and dilutive earnings per share included the 1.35 million pre-funded warrants with an exercise price of $0.0001, as the shares are issuable for little consideration, and excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 6.0 million Common Stock Purchase Warrants at $2.04 per share; 0.1 million of stock options; 1.3 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; and 2026 Notes, convertible into 1.1 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive. For the three months ended March 31, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 23 thousand of stock options; 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share; and 0.2 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

13. Related Party Transactions
See Note 8, Debt, for related party debt.
See Note 16, Commitments and Contingencies, for leases with related parties.
We make guaranteed payments to related parties. Guaranteed payments aggregated $0.4 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. These amounts are presented in cost of revenues in our unaudited condensed consolidated statements of operations. We had unpaid guaranteed payments of $0.2 million and $0.5 million as of March 31, 2023 and December 31, 2022, respectively, which is included in accrued liabilities in our unaudited condensed consolidated balance sheets.

14. Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Integrated Care Management—through our Thrasys subsidiary;
•Virtual Care Infrastructure—through our Cloudbreak and Glocal subsidiaries(1);
•Services—through our Innovations Group, BHS, and TTC subsidiaries; and
•Corporate—through UpHealth and our UpHealth Holdings subsidiary.
(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.
We evaluate performance based on several factors, of which Revenues, Gross Profit, and Total Assets are the primary financial measures:
Revenues by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2023	2022
Integrated Care Management	$3,873	$2,612
Virtual Care Infrastructure(1)	17,458	15,630
Services	20,814	17,730
Total revenues	$42,145	$35,972

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.

Gross profit by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2023	2022
Integrated Care Management	$2,580	$1,638
Virtual Care Infrastructure(1)	10,185	6,501
Services	9,911	5,852
Total gross profit	$22,676	$13,991

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.

Total assets by segment consisted of the following:

In thousands	March 31, 2023	December 31, 2022
Integrated Care Management	$45,132	44,776
Virtual Care Infrastructure(1)	140,311	140,776
Services	126,142	124,980
Corporate	27,212	29,272
Total assets	$338,797	$339,804

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial position of Glocal as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.

Total assets by geography consisted of the following:

In thousands	March 31, 2023	December 31, 2022
Americas	$317,597	339,804
Asia(1)	21,200	—
Total assets	$338,797	$339,804

(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; accordingly, the financial position of Glocal as of March 31, 2023 and December 31, 2022 and for the three months ended March 31, 2023 are not included in our unaudited condensed consolidated financial statements.

15. Leases
The components of lease expense consisted of the following for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
In thousands	Third Party	Related Party	Total
Finance lease costs:
Amortization of right-of-use assets	$885	$—	$885
Interest on lease liabilities	88	—	88
Operating lease costs	716	98	814
Short-term lease costs	27	67	94
Variable lease costs	144	—	144
Sublease income	(129)	—	(129)
Total lease costs	$1,731	$165	$1,896
Lease-related assets and liabilities recorded on the consolidated balance sheet are as follows:

	March 31, 2023			December 31, 2022
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Assets
Finance lease right-of-use assets (included in property and equipment, net)	$5,546	$—	$5,546	$5,916	$—	$5,916
Operating lease right-of-use assets	5,331	1,313	6,644	5,819	1,394	7,213
Total leased assets	$10,877	$1,313	$12,190	$11,735	$1,394	$13,129

Liabilities
Lease liabilities, current:
Finance lease liabilities	$2,936	$—	$2,936	$3,023	$—	$3,023
Operating lease liabilities	2,045	336	2,381	2,130	322	2,452
Lease liabilities, current	4,981	336	5,317	5,153	322	5,475

Lease liabilities, noncurrent:
Finance lease liabilities	2,813	—	2,813	2,976	—	2,976
Operating lease liabilities	4,235	1,002	5,237	4,672	1,093	5,765
Lease liabilities, noncurrent	7,048	1,002	8,050	7,648	1,093	8,741
Total leased liabilities	$12,029	$1,338	$13,367	$12,801	$1,415	$14,216

Accumulated amortization related to the finance lease assets was $4.8 million and $3.9 million as of March 31, 2023 and December 31, 2022, respectively.

The following table summarizes our lease term and discount rate assumptions as of March 31, 2023:

	March 31, 2023
	Third Party	Related Party	Total
Weighted-average remaining lease term (years):
Finance leases	1.94	—	1.94
Operating leases	3.47	3.67	3.50

Weighted-average discount rate:
Finance leases	6.3%	—	6.3%
Operating leases	6.8%	5.3%	6.5%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of March 31, 2023, have been reconciled to the total operating and finance lease liabilities recognized on the condensed consolidated balance sheets as of March 31, 2023 as follows:

	March 31, 2023
	Finance Leases			Operating Leases
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Remaining 2023	$2,495	$—	$2,495	$1,922	$291	$2,213
2024	2,526	—	2,526	1,930	421	2,351
2025	1,060	—	1,060	1,535	427	1,962
2026	—	—	—	1,029	323	1,352
2027	—	—	—	457	—	457
Thereafter	—	—	—	380	—	380
Total lease payments	6,081	—	6,081	7,253	1,462	8,715
Less: Interest	332	—	332	973	124	1,097
Present value of lease liabilities	$5,749	$—	$5,749	$6,280	$1,338	$7,618

Prior to the adoption of ASC 2016-02, Leases, the following was disclosed in our Quarterly Report on Form 10-Q for the three months ended March 31, 2022:

Total rent expense under related party and third-party agreements was approximately $0.2 million and $1.2 million, respectively, for the three months ended March 31, 2022.

Total sublease revenue under third-party agreements was approximately $0.2 million for the three months ended March 31, 2022.

During the three months ended March 31, 2022, we recorded additional lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office lease.

16. Commitments and Contingencies
Commitments
Operating leases

See Note 15, Leases, for commitments related to our operating leases.
Contingencies
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter (see Note 11, Income Taxes, for further information) and matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. Except as set forth below, in the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of March 31, 2023 and December 31, 2022, and is included in accrued expenses in our unaudited condensed consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
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

17. Subsequent Events

Management has determined that no material events or transactions have occurred subsequent to the balance sheet date, other than those events noted below, that require disclosure in our unaudited condensed consolidated financial statements.
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, Inc. (“Innovations Group”), to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. See Note 3, Assets and Liabilities Held for Sale, for further information.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023 (our “Annual Report”) and in any more recent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

UpHealth, Inc. Business Overview

After undergoing a process launched in the second half of 2021 designed to help us determine how to tie the various components of the businesses brought together between November 2020 and June 2021 that we launched in the summer of 2021, in 2022, we turned to transforming our business strategy to create a company that can profitably fulfill our mission as an integrated whole. By considering our previous financial performance, we determined that it was necessary for us to pivot and to focus on fewer investments for growth. As a result, we sought to establish a company that will deliver high-quality, predictable revenue streams, conserve cash and readjust our operating expenses, and improve operational excellence. This led us to make the following decisions with regard to our reporting segments:

•As a result of the previously disclosed ongoing control issues and legal proceedings with Glocal, we deconsolidated Glocal in July 2022. These issues and disputes are described in our Current Reports on Form 8-K filed with the SEC on October 3, 2022 and November 14, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on December 29, 2022, as well as in Part II, Item 1, Legal Proceedings, of this Quarterly Report. Accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in the discussion of our financial results for the Virtual Care Infrastructure segment, but are excluded in the discussion for the three months ended March 31, 2023. As of March 31, 2023, the operations of Glocal remain deconsolidated from the rest of UpHealth as we continue to pursue all legal recourse against the founders of that business.

•On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement, dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. The financial results of Innovations Group, which is classified as held-for-sale, are included in the discussion of our financial results for the Services segment for the three months ended March 31, 2023 and 2022.

•At the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind down our provider practice in Missouri. The financial results of BHS are included in the discussion of our financial results for the Services segment for the three months ended March 31, 2023 and 2022.

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

Going forward, we will offer patient-centric digital health technologies and technology-enabled services to manage health and behavioral health across our strategic businesses. We are focused on integrating the value streams represented across these three product and service lines, and focusing on building more data and analytics capabilities to complement our technology. Additionally, we are working on a partnership to incorporate artificial intelligence (“AI”) into our core product offerings.

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

Virtual Care Infrastructure Segment

Overview

Virtual Care Infrastructure is a technology and technology-enabled services business that connects healthcare systems with platforms, analytics and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on us to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

Virtual Care Infrastructure is a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. Virtual Care Infrastructure solely consists of the U.S. Telehealth business, which has one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States. Through its integrated telehealth and language access services, the Martti™ platform serves as the digital front door to in-hospital care. The MarttiTM platform provides digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in.

In 2022, the U.S. Telehealth business expanded its operations by leveraging its existing platform to include other telemedicine use cases such as telestroke, teleneurology, and telepsychiatry. We also launched a home health virtual visit platform enabling healthcare system partners to see their patients remotely on any device, at any time, anywhere the patient may be, and in any language they may speak.

The U.S. Telehealth’s products and services are sold primarily through a direct sales force. The U.S. Telehealth’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface our products with their applications. The U.S. Telehealth's business offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. Our client base includes hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics, and medical practices.

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal during the three months ended September 30, 2022. Accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of March 31, 2023 and the financial results of Glocal for the three months then ended are not included in our unaudited condensed consolidated financial statements.

Components of Results of Operations

Revenues

Services. Services revenues are generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Our U.S. Telehealth business also records ancillary revenues from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, U.S. Telehealth’s medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Martti™ device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date. For the period from March 26, 2021 through June 30, 2022, services revenues also included revenues from Glocal, which were generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.

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

Cost of Revenues

Cost of revenues primarily consist of costs related to supporting and hosting U.S. Telehealth’s product offerings and delivering services, and include the cost of maintaining U.S. Telehealth’s data centers, customer support team, and U.S. Telehealth’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs. For the period from March 26, 2021 through June 30, 2022, cost of revenues also included cost of revenues from Glocal, which primarily consisted of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.

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

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. The sale closed on May 11, 2023. The financial results of Innovations Group, which is classified as held-for-sale, are included in the discussion of our financial results for the Services segment for the three months ended March 31, 2023 and 2022.

Additionally, at the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind down our provider practice in Missouri. The financial results of BHS are included in the discussion of our financial results for the Services segment for the three months ended March 31, 2023 and 2022.

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

UpHealth, Inc. Consolidated Results of Operations
Operating Results
As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal during the three months ended September 30, 2022. Accordingly, the financial results of Glocal for the three months ended March 31, 2022 are included in the discussion of our financial results for the Virtual Care Infrastructure segment for the three months ended March 31, 2022, but are excluded in the discussion for the three months ended March 31, 2023.

The following table sets forth our consolidated results of operations:

(Unaudited, in thousands)	Three Months Ended March 31,
	2023	2022	$ Change	% Change
Revenues:
Services	$30,941	$25,686	$5,255	20%
Licenses and subscriptions	1,936	1,781	155	9%
Products	9,268	8,505	763	9%
Total revenues	42,145	35,972	6,173	17%
Costs of revenues:
Services	13,744	15,758	(2,014)	(13)%
License and subscriptions	319	233	86	37%
Products	5,406	5,990	(584)	(10)%
Total costs of revenues	19,469	21,981	(2,512)	(11)%
Gross profit	22,676	13,991	8,685	62%
Operating expenses:
Sales and marketing	4,619	3,434	1,185	35%
Research and development	1,285	1,758	(473)	(27)%
General and administrative	11,009	11,467	(458)	(4)%
Depreciation and amortization	1,611	5,236	(3,625)	(69)%
Stock-based compensation	989	1,374	(385)	(28)%
Lease abandonment expenses	—	75	(75)	(100)%
Goodwill and intangible asset impairment	495	6,174	(5,679)	(92)%
Acquisition, integration, and transformation costs	3,446	2,384	1,062	45%
Total operating expenses	23,454	31,902	(8,448)	(26)%
Loss from operations	(778)	(17,911)	17,133	(96)%
Other expense:
Interest expense	(6,858)	(6,995)	137	(2)%
Gain on fair value of derivative liability	26	4,829	(4,803)	(99)%
Gain (loss) on fair value of warrant liabilities	(8)	95	(103)	(108)%
Other expense, net, including interest income	(17)	(16)	(1)	6%
Total other expense	(6,857)	(2,087)	(4,770)	229%
Loss before income tax benefit	(7,635)	(19,998)	12,363	(62)%
Income tax benefit	—	2,293	(2,293)	(100)%
Net loss	(7,635)	(17,705)	10,070	(57)%
Less: net income (loss) attributable to noncontrolling interests	448	(260)	708	(272)%
Net loss attributable to UpHealth, Inc.	$(8,083)	$(17,445)	$9,362	(54)%

The following table sets forth our consolidated results of operations as a percentage of total revenue:

	Three Months Ended March 31,
	2023	2022
Revenues:
Services	73%	71%
Licenses and subscriptions	5%	5%
Products	22%	24%
Total revenues	100%	100%
Costs of revenues:
Services	33%	44%
License and subscriptions	1%	1%
Products	13%	17%
Total costs of revenues	46%	61%
Gross profit	54%	39%
Operating expenses:
Sales and marketing	11%	10%
Research and development	3%	5%
General and administrative	26%	32%
Depreciation and amortization	4%	15%
Stock-based compensation	2%	4%
Lease abandonment expenses	—%	—%
Goodwill and intangible asset impairment	1%	17%
Acquisition, integration, and transformation costs	8%	7%
Total operating expenses	56%	89%
Loss from operations	(2)%	(50)%
Other expense:
Interest expense	(16)%	(19)%
Gain on fair value of derivative liability	—%	13%
Gain (loss) on fair value of warrant liabilities	—%	—%
Other expense, net, including interest income	—%	—%
Total other expense	(16)%	(6)%
Loss before income tax benefit	(18)%	(56)%
Income tax benefit	—%	6%
Net loss	(18)%	(49)%
Less: net income (loss) attributable to noncontrolling interests	1%	(1)%
Net loss attributable to UpHealth, Inc.	(19)%	(48)%
Due to the deconsolidation of Glocal during the third quarter of 2022, the numbers presented above are not directly comparable between periods.
Three months ended March 31, 2023 and 2022
Revenues
In the three months ended March 31, 2023, revenues were $42.1 million, representing an increase of $6.2 million, or 17%, compared to $36.0 million in the three months ended March 31, 2022.
Services revenues increased $5.3 million, primarily due to an increase in the Services segment of $2.2 million, the Virtual Care Infrastructure segment of $1.9 million, and the Integrated Care Management segment of $1.1 million. The increase in the Services segment was primarily due to a $3.0 million increase in revenues at UpHealth BehavioralTM attributed to higher census and imporved payor mix, partially offset by a $1.0 million decrease in revenues at BHS in connection with its wind down. The increase in the Virtual Care Infrastructure segment was primarily due to a $5.2 million increase in revenues resulting from an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal during the three months ended March 31, 2023 as a result of its deconsolidation in July 2022. The increase in the Integrated Care Management segment was primarily due to an increase in professional services revenue for existing customers.

Licenses and subscriptions revenues increased $0.2 million in the Integrated Care Management segment in the three months ended March 31, 2023.
Products revenues increased $0.8 million, due to an increase in the Services segment of $0.9 million, partially offset by a decrease in the Virtual Care Infrastructure segment of $0.1 million. The increase in the Services segment was primarily due to an increase in the volume and sales prices of prescriptions in the Pharmacy business.
We expect revenues to decrease in the year ending December 31, 2023, primarily as a result of a decrease in revenues in our Services segment due to a partial year of revenues to be recognized at Innovations Group as a result of its sale, which closed on May 11, 2023, partially offset by increased revenues at the other business units. We also expect a decline in revenues in our Integrated Care Management segment in the year ending December 31, 2023. We expect these decreases will be partially offset by increased revenues in the Virtual Care Infrastructure segment as we invest in advertising and marketing, add new customers, and continue to integrate and develop our technology platforms across each of our segments. These increases will be partially offset by no revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022.

Cost of Revenues
In the three months ended March 31, 2023, cost of revenues was $19.5 million, a decrease of $2.5 million, or 11%, compared to $22.0 million in the three months ended March 31, 2022.
Services cost of revenues decreased $2.0 million, primarily due to decreases in the Virtual Care Infrastructure segment of $1.8 million and the Services segment of $0.5 million, partially offset by increases in the Integrated Care Management segment of $0.2 million. The decrease in the Virtual Care Infrastructure segment was primarily due to no cost of revenues being recognized for Glocal during the three months ended March 31, 2023 as a result of its deconsolidation in July 2022, partially offset by a $0.8 million increase in cost of revenues associated with higher revenues and a shift in mix from audio to video minutes in the U.S. Telehealth business. The decrease in the Services segment was primarily due to a $0.9 million decrease in costs of revenues at BHS in connection with its wind down, partially offset by a $0.4 million increase in costs of revenues at UpHealth BehavioralTM due to higher census and improved mix of services.
License and subscriptions cost of revenues increased $0.1 million in the Integrated Care Management segment in the three months ended March 31, 2023.
Products cost of revenues decreased $0.6 million due to a decrease in the Services segment of $0.5 million and the Virtual Care Infrastructure segment of $0.1 million. The decrease in the Services segment was primarily due to a $0.4 million decrease in cost of revenues at BHS in connection with its wind down.
We expect cost of revenues to decrease in the year ending December 31, 2023, commensurate with the decrease in revenues. Cost of revenues from our Services segment is expected to decrease due to a partial year of cost of revenues to be recognized at Innovations Group as a result of its sale, which closed on May 11, 2023, partially offset by increased cost of revenues at the other business units. We also expect a decline in costs of revenues in our Integrated Care Management segment, commensurate with the expected decline in revenues. We expect these decreases will be partially offset by increased cost of revenues in the Virtual Care Infrastructure segment commensurate with the expected increase in revenues in the segment, partially offset by no cost of revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022. Our cost of revenues may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the three months ended March 31, 2023, S&M expenses were $4.6 million, representing an increase of $1.2 million, or 35%, compared to $3.4 million in the three months ended March 31, 2022, primarily due to an increase in compensation, benefits, and contractor expenses.
We expect S&M expenses to increase in the year ending December 31, 2023 as we invest in advertising and marketing. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the three months ended March 31, 2023, R&D expenses were $1.3 million, representing a decrease of $0.5 million, or 27%, compared to $1.8 million in the three months ended March 31, 2022 due to an increase in capitalized software development costs.
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
General and Administrative. In the three months ended March 31, 2023, G&A expense were $11.0 million, representing a decrease of $0.5 million, or 4%, compared to $11.5 million in the three months ended March 31, 2022, primarily due to a decrease in compensation, benefits, and contractor expenses.
We expect G&A expenses to decrease in the year ending December 31, 2023 primarily as a result of a decrease in legal and other professional fees. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the three months ended March 31, 2023, depreciation and amortization expenses were $1.6 million, primarily consisting of $1.1 million of amortization of intangible assets and $0.5 million of depreciation related to property and equipment, net of allocations to cost of revenues. In the three months ended March 31, 2022 depreciation and amortization expenses were $5.2 million, primarily consisting of $5.1 million of amortization of intangible assets and $0.1 million of depreciation related to property and equipment, net of allocations to cost of revenues. The decrease in depreciation and amortization expenses was due to the deconsolidation of Glocal in the third quarter of 2022, the impairment of intangible assets in the Integrated Care Management segment in the third quarter of 2022, and no depreciation and amortization expense being recorded at Innovations Group during the three months ended March 31, 2023 due to its classification as held-for-sale, partially offset by increased amortization related to an increase in capitalized software development costs and increased depreciation related to additions to property and equipment.
We expect depreciation and amortization expenses to decrease in the year ending December 31, 2023 due to decreased amortization expense related to the decrease in intangible assets, partially offset by an increase in amortization related to capitalized software development costs and an increase in depreciation from purchases of property and equipment.
Stock-Based Compensation. In the three months ended March 31, 2023, stock-based compensation expenses were $1.0 million, representing a decrease of $0.4 million, or 28%, compared to $1.4 million in the three months ended March 31, 2022, related to grants under equity incentive plans. We expect stock-based compensation expenses to increase in the year ending December 31, 2023 as we continue to make grants under our equity incentive plan to new and existing employees.
Goodwill and Intangible Asset Impairment. An impairment charge of $0.5 million was recognized in the three months ended March 31, 2023, resulting from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell. An impairment charge of $6.2 million was recognized in the three months ended March 31, 2022, primarily consisting of a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC.
Acquisition, Integration and Transformation Costs. In the three months ended March 31, 2023, acquisition, integration and transformation costs were $3.4 million, primarily related to legal and litigation expenses associated with the prior acquisitions. In the three months ended March 31, 2022, acquisition, integration and transformation costs were $2.4 million, primarily consisting of one-time transaction expenses related to the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak and UpHealth Holdings’ merger with UpHealth.
Other Expense
In the three months ended March 31, 2023, other expense was $6.9 million, primarily consisting of $6.9 million of interest expense. In the three months ended March 31, 2022, other expense was $2.1 million, primarily consisting of $7.0 million of interest expense, partially offset by a $4.8 million gain on fair value of derivative liability and a $0.1 million gain on fair value of warrants.
Income Tax Benefit
In the three months ended March 31, 2023, the income tax benefit was zero. In the three months ended March 31, 2022, the income tax benefit was $2.3 million.
Income tax benefit reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements. Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of March 31, 2023. As a result, the estimated annual effective tax rate for 2023 is expected to be 0% because our forecasted losses are expected to generate no income tax benefit. Furthermore, there were no discrete tax items for the quarter ended March 31, 2023.

Segment Information
We evaluate performance based on several factors, of which revenues and gross profit by operating segment are the primary financial measures.
Revenues
Revenues by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2023	2022
Integrated Care Management	$3,873	$2,612
Virtual Care Infrastructure	17,458	15,630
Services	20,814	17,730
Total revenues	$42,145	$35,972
Three Months Ended March 31, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment increased $1.8 million, consisting of $1.9 million in services revenues, partially offset by a $0.1 million decrease in products revenues. The increase in services revenues was primarily due to a $5.2 million increase in revenues resulting from an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal during the three months ended March 31, 2023 as a result of its deconsolidation in July 2022.

Revenues from the Services segment increased $3.1 million, consisting of a $2.2 million increase in services revenues and a $0.9 million increase in products revenues. The increase in services revenues was primarily due to a $3.0 million increase in revenues at UpHealth BehavioralTM due to higher census and payor mix, partially offset by a $1.0 million decrease in revenues at BHS in connection with its wind down. The increase in products revenues was primarily due to an increase in the volume and sales price of prescriptions.

Revenues from the Integrated Care Management segment increased $1.3 million, primarily due to growth in professional services revenue for existing customers.
Gross profit
Gross profit by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2023	2022
Integrated Care Management	$2,580	$1,638
Virtual Care Infrastructure	10,185	6,501
Services	9,911	5,852
Total gross profit	$22,676	$13,991

Three Months Ended March 31, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $3.7 million, primarily due to a $4.4 million increase in services gross profit as a result in the shift in mix from audio to video minutes in the U.S. Telehealth business, partially offset by no gross profit being recognized for Glocal during the three months ended March 31, 2023 as a result of its deconsolidation in July 2022.
Gross profit from the Services segment increased $4.1 million, consisting of a $2.7 million increase in services gross profit and a $1.4 million increase in products gross profit. The increase in services gross profit was primarily due to higher census and imrpoved mix of services, at UpHealth BehavioralTM. The increase in products gross profit was primarily due to higher sales prices of prescriptions in the Pharmacy business.
Gross profit from the Integrated Care Management segment increased $0.9 million, as a result of a $0.9 million increase in services gross profit from increased professional services performed at higher margins.
Liquidity and Capital Resources
As of March 31, 2023 and December 31, 2022, we had free cash on hand of $13.3 million and $15.6 million, respectively. Excluded from cash and cash equivalents as of March 31, 2023 and December 31, 2022, was $7.0 million in funds held in a designated “Share Account”

maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory. As of March 31, 2023 and December 31, 2022, we had no restricted cash included in our unaudted condensed consolidated balance sheets.
We believe our current cash and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report.

Cash Flows
The following tables summarize cash flows for the three months ended March 31, 2023 and 2022 (unaudited):

	Three Months Ended March 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(4,039)	$(3,071)
Net cash used in investing activities	(1,341)	(1,663)
Net cash provided by (used in) provided by financing activities	3,156	(1,019)
Effect of exchange rate changes on cash and cash equivalents	—	(394)
Net decrease in cash and cash equivalents	$(2,224)	(6,147)
As UpHealth’s subsidiaries are included from their dates of acquisition, as described above, the numbers presented above are not directly comparable between periods.
In the three months ended March 31, 2023, cash used in operating activities was $4.0 million, primarily attributed to the net loss of $7.6 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $3.4 million, partially offset by $7.0 million of net non-cash items (debt issuance cost amortization, depreciation, intangible amortization, stock-based compensation and impairments, partially offset by provision for bad debt expense). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts receivable of $2.5 million resulting from increased revenues in our Virtual Care Infrastructure segment, a decrease in deferred revenue of $1.2 million, and a decrease in operating lease liabilities of $0.6 million, partially offset by an increase in accounts payable and accrued expenses of $1.6 million due to delayed payments to vendors.
In the three months ended March 31, 2022, cash used in operating activities was $3.1 million, primarily attributed to the net loss of $17.7 million and gain on fair value of derivatives, gain on fair value of warrants, partially offset by partially offset by $9.4 million of non-cash items (impairments, depreciation, intangible amortization, debt issuance cost amortization and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $5.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to a decrease in accounts receivable of $3.5 million due to net collections of receivables and an increase in accounts payable and accrued expenses of $3.1 million due to delayed payments to vendors.
In the three months ended March 31, 2023, cash used in investing activities was $1.3 million, primarily consisting of purchases of property and equipment and capitalized software development costs of $1.3 million. In the three months ended March 31, 2022, cash used in investing activities was $1.7 million, primarily consisting of purchases of property and equipment.
In the three months ended March 31, 2023, cash provided by financing activities was $3.2 million, primarily consisting of proceeds from equity issuance of $4.2 million, partially offset by payments of finance lease obligations of $0.9 million. In the three months ended March 31, 2022, cash used in financing activities was $1.0 million, primarily consisting of payments of capital lease obligations of $0.8 million and repayments of debt of $0.2 million.

Debt
See Note 8, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our debt.
Contractual Obligations and Commitments
See Note 15, Leases, and Note 16, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
As of March 31, 2023, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for the recently issued accounting standards that could have an effect on us.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.
Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as well as Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2022 included in our Annual Report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity:
•Business combinations;
•Identification and reporting of variable interest entities (“VIEs”);
•Accounting for equity investments;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our entity-level controls and business process controls were effective as of March 31, 2023; however, our CEO and CFO also concluded that the previously identified material weakness in our information technology general controls (“ITGCs”) in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of March 31, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2023.
There were no misstatements identified in the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2023 as a result of this material weakness.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts related to our ITGCs described above, there was no change in our internal control over financial reporting that occurred in the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information
Item 1. Legal Proceedings

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in Note 16, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Dispute and Litigation Regarding Control of Glocal Board of Directors

Please refer to Part I, Item 3 of our Annual Report for information regarding the dispute and litigation regarding control of the Glocal board of directors. This process remains in the early stages, and the International Court of Arbitration of the International Chamber of Commerce is scheduling hearing dates for the arbitration that are expected to occur in the second half of 2023.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, we supplement the risk factors disclosed in our Annual Report with the following risk factors. Any of these risk factors disclosed in our Annual Report or herein could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Risks Relating to UpHealth’s Business and Industry

In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years three months ended March 31, 2023 and 2022, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $4.0 million and $3.1 million, respectively.

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

Our debt agreements contain restrictions that may limit our flexibility in operating and financing our business, and any default on our secured credit facility could result in foreclosure by our secured noteholders on our assets.

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

As of March 31, 2023, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.235 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our IPO. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

As previously disclosed in our Annual Report on Form 10‑K for year ended December 31, 2021, our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to certain material weaknesses described in Part I, Item 4, Controls and Procedures, of this Quarterly Report, as well as in Part II, Item 9A, Controls and Procedures, of our Annual Report. To address these material weaknesses that we identified as of December 31, 2021, we implemented measures designed to improve our internal controls over financial reporting during the year ended December 31, 2022. These measures included enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, and implementing a new enterprise resource planning (“ERP”) system. As of December 31, 2022, all of the U.S. entities are live on the ERP system. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our ITGCs, and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.

As a result of our remediation efforts, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer have the material weaknesses in internal controls over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021 and our assessment has not changed as of March 31, 2023; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of March 31, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2023.

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

General Risks Related to the Company

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

As a result of events which occurred during the three months ended September 30, 2022, as discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. Furthermore, as a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million and an intangible asset impairment in the amount of $16.9 million. We also recorded a $0.5 million and a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended March 31, 2023 and December 31, 2022, respectively, in connection with the pending sale of Innovations Group. Additionally, we recorded a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC during the three months ended March 31, 2022. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

Resales of our shares of common stock could depress the market price of our common stock.

We have approximately 16,784,476 shares of common stock outstanding as of May 10, 2023. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration (none of which remain subject to a contractual lockup period), registered for resale shares of common stock issued in the 2023 Private Placement, and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and Convertible Notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or Convertible Notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2022. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Please refer to the Current Reports on Form 8-K that we have filed with the SEC for information regarding our private placement that closed on March 13, 2023.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The vesting schedule for 430,000 RSUs previously granted to Samuel J. Meckey, our Chief Executive Officer, on January 9, 2023 will be changed as follows: subject to Mr. Meckey’s continued service to the Company, 25% of the RSUs shall vest on June 22, 2023 (the “Initial Vesting Date”), and the remaining 75% of the RSUs shall vest in equal quarterly installments on each subsequent August 22, November 22, and March 7 over the three years following the Initial Vesting Date, such that the RSUs will be 100% vested on June 22, 2027.
Item 6. Exhibits

Exhibit No.	Description

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

4.1**	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.2**	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.3**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.1#**	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UpHealth, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 8, 2023).

10.2#*	Form of Restricted Stock Units Agreement.

10.3#*	Form of Notice of Grant of Restricted Stock Units.

10.4#**
Amendment to Employment Agreement, dated January 12, 2023, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 13, 2023).

10.5†**
Stock Purchase Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc., Innovations Group, Inc. and Belmar MidCo, Inc. (incorporated by reference to Exhibit 2.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.6**
Release Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc. and Innovations Group, Inc. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.7**
Form of Securities Purchase Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.8**
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 11, 2023.

UPHEALTH, INC.

By:	/s/ Samuel J. Meckey
Name:	Samuel J. Meckey
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)