Form 10-Q
period 2023-06-30
UpHealth, Inc.
filed 2023-08-10
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 9, 2023, the registrant had 17,161,024 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$46,803	$15,557
Accounts receivable, net	22,369	21,851
Inventories	18	161
Prepaid expenses and other current assets	2,121	3,005
Assets held for sale, current	—	2,748
Total current assets	71,311	43,322
Property and equipment, net	13,997	14,069
Operating lease right-of-use assets	5,728	7,213
Intangible assets, net	29,069	31,362
Goodwill	153,318	159,675
Equity investment	21,200	21,200
Other assets	455	438
Assets held for sale, noncurrent	—	62,525
Total assets	$295,078	$339,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$12,694	$17,983
Accrued expenses	39,002	39,380
Deferred revenue	2,512	2,738
Related-party debt, current	181	—
Lease liabilities, current	5,141	5,475
Other liabilities, current	453	74
Liabilities held for sale, current	—	3,319
Total current liabilities	59,983	68,969
Related-party debt, noncurrent	—	281
Debt, noncurrent	141,255	145,962
Deferred tax liabilities	1,202	1,200
Lease liabilities, noncurrent	6,947	8,741
Other liabilities, noncurrent	276	727
Liabilities held for sale, noncurrent	—	7,787
Total liabilities	209,663	233,667
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock	2	2
Additional paid-in capital	694,554	688,355
Treasury stock, at cost	(17,000)	(17,000)
Accumulated deficit	(593,419)	(566,209)
Total UpHealth, Inc., stockholders’ equity	84,137	105,148
Noncontrolling interests	1,278	989
Total stockholders’ equity	85,415	106,137
Total liabilities and stockholders’ equity	$295,078	$339,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Services	$31,087	$28,096	$62,028	$53,782
Licenses and subscriptions	2,852	6,812	4,788	8,593
Products	3,884	8,760	13,152	17,265
Total revenues	37,823	43,668	79,968	79,640
Costs of revenues:
Services	14,954	16,232	28,698	31,990
License and subscriptions	403	217	722	450
Products	2,490	6,296	7,896	12,286
Total costs of revenues	17,847	22,745	37,316	44,726
Gross profit	19,976	20,923	42,652	34,914
Operating expenses:
Sales and marketing	2,421	3,539	7,040	6,973
Research and development	848	2,011	2,133	3,769
General and administrative	12,765	12,880	23,774	24,347
Depreciation and amortization	1,736	4,700	3,347	9,936
Stock-based compensation	1,058	1,088	2,047	2,462
Impairment of goodwill, intangible assets, and other long-lived assets	8,246	—	8,741	6,249
Acquisition, integration, and transformation costs	3,644	6,749	7,090	9,133
Total operating expenses	30,718	30,967	54,172	62,869
Loss from operations	(10,742)	(10,044)	(11,520)	(27,955)
Other expense:
Interest expense	(7,136)	(6,603)	(13,994)	(13,598)
Other income, net, including interest income	126	1,950	127	6,858
Total other expense	(7,010)	(4,653)	(13,867)	(6,740)
Loss before income tax benefit (expense)	(17,752)	(14,697)	(25,387)	(34,695)
Income tax benefit (expense)	(867)	2,232	(867)	4,525
Net loss	(18,619)	(12,465)	(26,254)	(30,170)
Less: net income (loss) attributable to noncontrolling interests	508	(27)	956	(287)
Net loss attributable to UpHealth, Inc.	$(19,127)	$(12,438)	$(27,210)	$(29,883)
Net loss per share attributable to UpHealth, Inc.:
Basic and diluted	$(1.05)	$(0.86)	$(1.60)	$(2.07)
Weighted average shares outstanding:(1)
Basic and diluted	18,220	14,462	16,975	14,458
(1)Amounts as of June 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net loss	$(18,619)	$(12,465)	$(26,254)	$(30,170)
Foreign currency translation adjustments, net of tax	—	(2,480)	—	(3,857)
Comprehensive loss	(18,619)	(14,945)	(26,254)	(34,027)
Comprehensive income (loss) attributable to noncontrolling interests	508	(27)	956	(287)
Comprehensive loss attributable to UpHealth, Inc.	$(19,127)	$(14,918)	$(27,210)	$(33,740)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2023	15,054	$2	$688,355	170	$(17,000)	$(566,209)	$105,148	$989	$106,137
Equity award activity, net of shares withheld for taxes	80	—	(3)	—	—	—	(3)	—	(3)
Issuance of common stock in connection with 2023 private placement, net of issuance costs of $348	1,650	—	4,155	—	—	—	4,155	—	4,155
Stock-based compensation	—	—	989	—	—	—	989	—	989
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	(8,083)	(8,083)	448	(7,635)
Balance as of March 31, 2023	16,784	2	693,496	170	(17,000)	(574,292)	102,206	1,393	103,599
Equity award activity, net of shares withheld for taxes	277	—	—	—	—	—	—	—	—
Exercise of pre-funded warrants	100	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,058	—	—	—	1,058	—	1,058
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(623)	(623)
Net loss	—	—	—	—	—	(19,127)	(19,127)	508	(18,619)
Balance at June 30, 2023	17,161	$2	$694,554	170	$(17,000)	$(593,419)	$84,137	$1,278	$85,415

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022(1)	14,428	$1	$665,474	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes(1)	37	—	(67)	—	—	—	—	(67)	—	(67)
Stock-based compensation	—	—	1,374	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)	—	(1,377)
Balance as of March 31, 2022(1)	14,465	1	666,781	—	—	(360,654)	(5,179)	300,949	15,119	316,068
Equity award activity, net of shares withheld for taxes(1)	390	1	(1,159)	—	—	—	—	(1,158)	—	(1,158)
Stock-based compensation	—	—	1,088	—	—	—	—	1,088	—	1,088
Common stock repurchased in connection with forward share purchase agreement(1)	(170)	—	17,000	170	(17,000)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(30)	(30)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(139)	(139)
Net loss	—	—	—	—	—	(12,438)	—	(12,438)	(27)	(12,465)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,480)	(2,480)	—	(2,480)
Balance at June 30, 2022(1)	14,685	$2	$683,710	170	$(17,000)	$(373,092)	$(7,659)	$285,961	$14,923	$300,884
(1)Amounts as of June 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1, Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net loss	$(26,254)	$(30,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,461	12,725
Amortization of debt issuance costs and discount on convertible debt	5,566	6,969
Stock-based compensation	2,047	2,462
Impairment of property and equipment, goodwill, intangible assets, and other long-lived assets	8,741	5,459
Provision for credit losses	19	(37)
Loss (gain) on fair value of warrant liabilities	8	(190)
Loss (gain) on fair value of derivative liability	3	(6,670)
Deferred income taxes	—	(4,596)
Amortization of operating lease right-of-use assets	1,116	—
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(432)	(6,151)
Inventories	142	(55)
Prepaid expenses and other current assets	(1,016)	540
Accounts payable and accrued expenses	(5,653)	8,347
Operating lease liabilities	(1,170)	—
Deferred revenue	(225)	3,838
Other liabilities	(406)	(312)
Net cash used in operating activities	(12,053)	(7,841)
Investing activities:
Purchases of property and equipment	(2,918)	(3,783)
Proceeds from sale of business, net of expenses	54,861	—
Net cash provided by (used in) investing activities	51,943	(3,783)
Financing activities:
Proceeds from equity issuance	4,155	—
Repayments of debt	(10,273)	—
Payment of debt issuance costs	—	(3,234)
Repayment of forward share purchase	—	(18,521)
Payments of finance and capital lease obligations	(1,756)	(1,619)
Net tax withholdings from share-based compensation	(3)	(67)
Payments of amounts due to members	(100)	—
Distribution to noncontrolling interest	(667)	(139)
Net cash used in financing activities	(8,644)	(23,580)
Effect of exchange rate changes on cash and cash equivalents	—	(460)
Net increase (decrease) in cash and cash equivalents	31,246	(35,664)
Cash and cash equivalents, beginning of period	15,557	76,801
Cash and cash equivalents, end of period	$46,803	$41,137

Supplemental cash flow information:
Cash paid for interest	$8,496	$5,269
Cash paid for income taxes	$457	$521
Non-cash investing and financing activity:
Property and equipment reclassified from other assets	$—	$3,751
Property and equipment acquired through capital lease and vendor financing arrangements	$179	$1,628
FIN 48 liability reclassified from deferred tax liabilities	$—	$1,750
Reconciliation of cash and cash equivalents and restricted cash:
Cash and cash equivalents	$46,803	$40,629
Restricted cash	—	508
Total cash and cash equivalents and restricted cash	$46,803	$41,137
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
Deconsolidation of Glocal
As a result of events which occurred in the three months ended September 30, 2022, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal Healthcare Systems Private Limited (“Glocal”), which was included in our Virtual Care Infrastructure segment, was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer had the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of July 1, 2022. The probability-weighted fair value of Glocal, which is included in equity investment in our unaudited condensed consolidated balance sheets, incorporated scenarios where control of Glocal was gained and Glocal would continue as a going concern, control of Glocal was gained and Glocal would need to be liquidated, and control of Glocal was not gained and the equity investment in Glocal would be worthless. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 321, Investments - Equity Securities (“ASC 321”) measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. In the six months ended June 30, 2023, there has been no change in the status of Glocal, and accordingly, we continue to account for it as an equity investment. If through legal processes we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
The financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and December 31, 2022 and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements. The only transactions between us and Glocal subsequent to July 1, 2022 was the transfer by us in the three months ended September 30, 2022 of $5.1 million to a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory.
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
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, Inc. (“Innovations Group”), to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. See Note 3, Significant Transactions, for further information.

2.Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Our unaudited condensed consolidated balance sheet as of December 31, 2022 has been derived from our audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.
In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations in the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022.
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
•The valuation of equity investments, including our determination of the carrying value of Glocal;
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
Equity Investment

As discussed in Deconsolidation of Equity Investment in Note 1, Organization and Business, as of June 30, 2023 and December 31, 2022, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the Accounting Standards Codification (“ASC”) 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
Held for Sale
Assets and liabilities to be disposed of by sale (“disposal groups”) are reclassified into assets and liabilities held for sale on our consolidated balance sheets as of December 31, 2022. The reclassification occurs when an agreement to sell exists, or management has committed to a plan to sell the assets within one year. Disposal groups are measured at the lower of carrying value or fair value less costs to sell and are not depreciated or amortized. When the net realizable value of a disposal group increases during a period, a gain can be recognized to the extent that it does not increase the value of the disposal group beyond its original carrying value when the disposal group was reclassified as held for sale. The fair value of a disposal group, less any costs to sell, is assessed each reporting period it remains classified as held for sale and any remeasurement to the lower of carrying value or fair value less costs to sell is reported as an adjustment to the carrying value of the disposal group. and reported in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.
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
Recently Adopted Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU was effective for us on January 1, 2023, and the adoption did not have a material effect on our unaudited condensed consolidated financial statements.
Reclassifications

Certain prior period amounts have been reclassified to conform to the current year presentation as shown below:

	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022
	As Reported	Reclassifications	As Adjusted	As Reported	Reclassifications	As Adjusted
Revenues:
Services	$28,096	$—	$28,096	$53,782	$—	$53,782
Licenses and subscriptions	6,812	—	6,812	8,593	—	8,593
Products	8,760	—	8,760	17,265	—	17,265
Total revenues	43,668	—	43,668	79,640	—	79,640
Costs of revenues:
Services	14,762	1,470	16,232	29,207	2,783	31,990
License and subscriptions	217	—	217	450	—	450
Products	6,296	—	6,296	12,286	—	12,286
Total costs of revenues	21,275	1,470	22,745	41,943	2,783	44,726
Gross profit	22,393	(1,470)	20,923	37,697	(2,783)	34,914
Operating expenses:
Sales and marketing	3,486	53	3,539	6,212	761	6,973
Research and development	1,782	229	2,011	3,369	400	3,769
General and administrative	14,632	(1,752)	12,880	28,291	(3,944)	24,347
Depreciation and amortization	4,700	—	4,700	9,936	—	9,936
Stock-based compensation	1,088	—	1,088	2,462	—	2,462
Impairment of goodwill, intangible assets, and other long-lived assets	—	—	—	6,174	75	6,249
Acquisition, integration, and transformation costs	6,749	—	6,749	9,208	(75)	9,133
Total operating expenses	32,437	(1,470)	30,967	65,652	(2,783)	62,869
Loss from operations	(10,044)	—	(10,044)	(27,955)	—	(27,955)
Other expense:
Interest expense	(6,603)	—	(6,603)	(13,598)	—	(13,598)
Other income, net, including interest income	1,950	—	1,950	6,858	—	6,858
Total other expense	(4,653)	—	(4,653)	(6,740)	—	(6,740)
Loss before income tax benefit (expense)	(14,697)	—	(14,697)	(34,695)	—	(34,695)
Income tax benefit (expense)	2,232	—	2,232	4,525	—	4,525
Net loss	(12,465)	—	(12,465)	(30,170)	—	(30,170)
Less: net loss attributable to noncontrolling interests	(27)	—	(27)	(287)	—	(287)
Net loss attributable to UpHealth, Inc.	$(12,438)	$—	$(12,438)	$(29,883)	$—	$(29,883)
Certain prior period amounts have been reclassified to conform with our current period presentation.
3. Significant Transactions
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to the Stock Purchase Agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022, and the financial position of Innovations Group as of December 31, 2022 are included in our unaudited condensed consolidated financial statements.
In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of December 31, 2022. There were no businesses classified as held for sale as of June 30, 2023. Assets and liabilities that were classified as held for sale were $65.3 million and $11.1 million, respectively, as of December 31, 2022.
In connection with the held for sale classification, upon the remeasurement of the disposal group to its fair value, less cost to sell, we recorded a loss of $0.5 million in the three months ended March 31, 2023 and a loss of $1.8 million in the three months ended December 31, 2022, which were recorded in impairment of goodwill, intangible assets, and other long-lived assets in the unaudited condensed consolidated statements of operations. In connection with the sale closing on May 11, 2023, based on net proceeds of $54.9 million, we recorded an additional loss of $1.4 million in the three months ended June 30, 2023, which was recorded in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.

4. Revenues
As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Revenues by geography consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Americas	$37,823	$40,073	$79,968	$72,736
Asia	—	3,595	—	6,904
Total revenues	$37,823	$43,668	$79,968	$79,640
Our revenues are entirely derived from the healthcare industry. Revenues recognized over-time were approximately 86% and 68% of the total revenues in the three months ended June 30, 2023 and 2022, respectively. Revenues recognized over-time were approximately 80% and 71% of the total revenues in the six months ended June 30, 2023 and 2022, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, in the three and six months ended June 30, 2023 and 2022.
The change in contract assets was as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Unbilled receivables, beginning of period	$694	$784
Reclassifications to billed receivables	(694)	(232)
Revenues recognized in excess of period billings	711	417
Unbilled receivables, end of period	$711	$969
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

	Six Months Ended June 30,
(In thousands)	2023	2022
Deferred revenue, beginning of period	$2,737	$2,649
Revenues recognized from balances held at the beginning of the period	(2,620)	(1,998)
Revenues deferred from period collections on unfulfilled performance obligations	2,395	5,801
Deferred revenue, end of period	$2,512	$6,452
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
Approximately 3.1% and 3.3% of revenues recognized in the three and six months ended June 30, 2023, was from the deferred revenue balance existing as of December 31, 2022. Approximately 1% and 2.5% of revenues recognized in the three and six months ended June 30, 2022, was from the deferred revenue balance existing as of December 31, 2021.
Remaining Performance Obligations
Remaining performance obligations consisted of the following as of June 30, 2023:

(In thousands)	Remaining 2023	2024	Total
Subscriptions	$2,882	$3,739	$6,621
Program management and professional services	1,143	963	2,106
Total	$4,025	$4,702	$8,727

5. Supplemental Financial Statement Information
As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and December 31, 2022 and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Property and equipment consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Leasehold improvements	$908	$868
Electrical and other equipment	21	21
Computer equipment, furniture and fixtures	16,599	16,222
Vehicles	272	302
Capitalized software development costs	7,801	4,404
Capitalized software development costs in progress	1,322	2,590
	26,923	24,407
Accumulated depreciation and amortization	(12,926)	(10,338)
Total property and equipment, net	$13,997	$14,069
Depreciation expense was $1.9 million and $1.8 million in the three months ended June 30, 2023 and 2022, respectively, and $3.2 million and $3.2 million in the six months ended June 30, 2023 and 2022, respectively.
Accrued expenses consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
Accrued professional fees	$14,885	$14,245
Accrued products and licenses	17,820	17,820
Accrued interest on debt	673	741
Accrued payroll and bonuses	4,301	5,163
Due to related party	304	229
Income tax payable	796	388
Other accruals	223	794
Total accrued expenses	$39,002	$39,380
Other liabilities, noncurrent consisted of the following

(In thousands)	June 30, 2023	December 31, 2022
Derivative liability, noncurrent	$59	$56
Warrant liabilities, noncurrent	17	9
Other liabilities, noncurrent	200	662
Total other liabilities, noncurrent	$276	$727
Impairment of goodwill, intangible assets, and other long-lived assets consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Impairment of goodwill	$7,797	$—	$8,292	$5,494
Impairment of long-lived assets	449	—	449	75
Impairment of intangible assets	—	—	—	680
Total impairment of goodwill, intangible assets, and other long-lived assets:	$8,246	$—	$8,741	$6,249

Other income, net, including interest income consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value of derivative liability	$(29)	$1,841	$(3)	$6,670
Gain (loss) on fair value of warrant liabilities	—	95	(8)	190
Other income, net, including interest income	155	14	138	(2)
Total other income, net, including interest income	$126	$1,950	$127	$6,858
6. Intangible Assets
As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and December 31, 2022 and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of June 30, 2023:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of June 30, 2023	$15,242	$10,634	$17,613	$43,489
Accumulated amortization	(4,012)	(5,521)	(4,887)	(14,420)
Intangible assets, net as of June 30, 2023	$11,230	$5,113	$12,726	$29,069

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of December 31, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of December 31, 2022	$15,242	$10,634	$17,613	$43,489
Accumulated amortization	(3,295)	(4,762)	(4,070)	(12,127)
Intangible assets, net as of December 31, 2022	$11,947	$5,872	$13,543	$31,362

No impairment charges were recognized in the three and six months ended June 30, 2023. No impairment charge was recognized in the three months ended June 30, 2022; however, an impairment charge of $0.7 million was recognized in the six months ended June 30, 2022 in our Services segment.
The estimated useful lives of trade names are 3-10 years, the estimated useful lives of technology and intellectual property are 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $1.1 million and $4.2 million in the three months ended June 30, 2023 and 2022, respectively. Amortization expense was $2.3 million and $9.3 million in the six months ended June 30, 2023 and 2022, respectively.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
Remaining 2023	$709	$770	$808	$2,287
2024	1,417	1,540	1,616	4,573
2025	1,417	1,540	1,616	4,573
2026	1,417	909	1,616	3,942
2027	1,417	354	1,616	3,387
Thereafter	4,853	—	5,454	10,307
	$11,230	$5,113	$12,726	$29,069

7. Goodwill
In the three months ended June 30, 2023, we recorded an impairment charge of $6.4 million in our Services segment in connection with the wind-down of a company within our Behavioral business and an impairment charge of $1.4 million in our Services segment in connection with the strategic sale of Innovations Group, which was classified as held for sale. No impairment charge was recorded in the three months ended June 30, 2022. In the six months ended June 30, 2023 we recorded a $6.4 million impairment charge in our Services segment in connection with the wind down of a company within our Behavioral business, and a $1.9 million impairment charge in our Services segment in connection with the strategic sale of Innovations Group. See Note 3, Significant Transactions, for further information. In the six months ended June 30, 2022, as a result of measurement period adjustments in our Virtual Care Infrastructure segment, we increased goodwill in the amount of $5.5 million, which was immediately impaired.
The carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance as of December 31, 2022	$159,675
Impairments	(6,357)
Balance as of June 30, 2023	$153,318

8. Debt
As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and December 31, 2022 and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Debt consisted of the following:

(In thousands)	June 30, 2023	December 31, 2022
2025 Notes	$57,227	$67,500
2026 Notes	115,000	115,000
Total debt	172,227	182,500
Less: unamortized original issue and debt discount	(30,972)	(36,538)
Total debt, net of unamortized original issue and debt discount	141,255	145,962
Less: current portion of debt	—	—
Noncurrent portion of debt	$141,255	$145,962
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

On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an indenture (the “2026 Indenture”) with Wilmington Trust, National Association, a national banking association, (the “Indenture Trustee”) in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the 2026 Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of June 30, 2023 and December 31, 2022, the fair value of the derivative was $59 thousand and $0.1 million, respectively, all of which was included in other liabilities, noncurrent, in our unaudited condensed consolidated balance sheets.
Interest expense in the three months ended June 30, 2023 was $4.3 million, of which $1.8 million related to contractual interest expense, $2.2 million related to derivative accretion, and $0.3 million related to debt issuance costs amortization. Interest expense in the three months ended June 30, 2022 was $6.0 million, of which $2.5 million related to contractual interest expense, $3.1 million related to derivative accretion, and $0.4 million related to debt issuance costs amortization. Interest expense in the six months ended June 30, 2023 was $8.6 million, of which $3.6 million related to contractual interest expense, $4.4 million related to derivative accretion, and $0.6 million related to debt issuance costs amortization. Interest expense in the six months ended June 30, 2022 was $12.0 million, of which $5.0 million related to contractual interest expense, $6.2 million related to derivative accretion, and $0.8 million related to debt issuance costs amortization.
Other income, net in the three months ended June 30, 2023 and 2022 included a $29 thousand loss and a $1.8 million gain on the fair value of the derivative liability, respectively. Other income, net in the six months ended June 30, 2023 and 2022 included a $3 thousand loss and a $6.7 million gain on the fair value of the derivative liability, respectively
On August 12, 2022, concurrently and in connection with the issuance of our 2025 senior secured convertible notes and indenture (see below), Oppenheimer & Co. Inc. (“OpCo”) commenced a private offer to repurchase approximately $45.0 million in aggregate principal amount of our 2026 Notes (the “2026 Notes Repurchase”). In connection with the 2026 Notes Repurchase, OpCo entered into a note purchase agreement with each institutional investor pursuant to which OpCo agreed to purchase 2026 Notes from each investor, concurrently with each investor’s purchase of 2025 Notes in the 2025 Notes Offering (see below). At the closing, each investor had the ability to sell $2.0 million in principal amount of 2026 Notes at 100% of par value for each $3.0 million in principal amount of 2025 Notes purchased in the 2025 Notes Offering. Concurrently and in connection with the closing on August 18, 2022, OpCo purchased from each investor the principal amount of the 2026 Notes set forth in each investor’s note purchase agreement, pursuant to and in accordance with the terms thereof. Following the reverse split of shares, the remaining 2026 Notes are convertible into approximately 1,079,812 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Indenture.
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
As discussed in Note 3, Significant Transactions, on May 11, 2023 we completed the sale of 100% of the outstanding capital stock of Innovations Group. In accordance with the terms and conditions set forth in the 2025 Indenture, on June 9, 2023, we commenced an offer to purchase up to $10.3 million (representing 20% of the net proceeds from the sale subject to adjustment to maintain the authorized denominations of the 2025 Notes) in aggregate principal amount of our 2025 Notes for cash, at a repurchase price per Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest (if any), from the holders of the 2025 Notes (the “Offer”). On June 15, 2023, we completed the repurchase of $10.3 million in aggregate principal amount of 2025 Notes, which were validly tendered and accepted for repurchase by us in accordance with the terms and conditions of the Offer (the “Note Repurchase”), representing 15.22% of the outstanding principal amount of the 2025 Notes before the Note Repurchase. Following the completion of the Note Repurchase, there is $57.2 million in aggregate principal amount of 2025 Notes outstanding.
Total interest expense in the three months ended June 30, 2023 was $2.7 million, of which $2.3 million related to contractual interest expense and $0.4 million related to debt issuance costs amortization. Total interest expense in the six months ended June 30, 2023 was $5.2 million, of which $4.6 million related to contractual interest expense and $0.6 million related to debt issuance costs amortization. Included in the debt issuance costs amortization in the three and six months ended June 30, 2023 was a write-off of $0.3 million, which was the proportionate share of the remaining debt issuance costs related to the repurchased 2025 Notes.
In March 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.03% for our June 15, 2023 interest payment date. In June 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.25% for our September 15, 2023 interest payment date.
Related Party Debt
One of our subsidiaries has notes payable to related parties totaling $0.2 million and $0.3 million as of June 30, 2023 and December 31, 2022. The notes bear interest at rates of 3.50% per annum. The notes are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was zero as of both June 30, 2023 and December 31, 2022. Interest expense was $3 thousand and $11 thousand in the three months ended June 30, 2023 and 2022, respectively. Interest expense was $6 thousand and $21 thousand in the six months ended June 30, 2023 and 2022, respectively.
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of both June 30, 2023 and December 31, 2022, the seller notes totaled zero.
Accrued interest payable was zero as of both June 30, 2023 and December 31, 2022. Interest expense was zero and $0.5 million in the three months ended June 30, 2023 and 2022, respectively. Interest expense was zero and $0.9 million in the six months ended June 30, 2023 and 2022, respectively.

9. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of June 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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
Level 3 - Unobservable inputs that cannot be corroborated by observable market data.
The following tables present information about our financial assets and liabilities measured at fair value on are recurring basis:

	June 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$37,918	$—	$—	$37,918
	$37,918	$—	$—	$37,918
Liabilities:
Derivative liability	$—	$—	$59	$59
Warrant liability	—	17	—	17
	$—	$17	$59	$76

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Liabilities:
Derivative liability	$—	$—	$56	$56
Warrant liability	—	9	—	9
	$—	$9	$56	$65

Money Market Funds
As of June 30, 2023 and December 31, 2022, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels in the three and six months ended June 30, 2023 and the year ended December 31, 2022.
Cash equivalents as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$37,918	$—	$—	$37,918
Total cash equivalents	$37,918	$—	$—	$37,918

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$1,681	$—	$—	$1,681
Total cash equivalents	$1,681	$—	$—	$1,681
Derivative Liability
As of June 30, 2023 and December 31, 2022, the fair value of the derivative was $59 thousand and $56 thousand, respectively, which was included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets. Other income, net in the three months ended June 30, 2023 and 2022 included a loss of $29 thousand and a gain of $1.8 million, respectively, on the fair value of the derivative liability. Other income, net in the six months ended June 30, 2023 and 2022 included a loss of $3 thousand and a gain of $6.7 million, respectively, on the fair value of the derivative liability.
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	June 30, 2023	December 31, 2022
Stock price	$1.90	$1.63
Volatility	100.0%	95.0%
Risk free rate	4.51%	4.17%
Exercise price	$106.50	$106.50
Expected life (in years)	2.95	3.44
Conversion periods	5 months-3 years	2-4 years
Future share price	$5.90-$594.30	$0.10-$405.60

2021 Private Placement Warrants and 2021 PIPE Warrants
As of June 30, 2023, the fair value of the 2021 Private Placement Warrants (the “2021 Private Placement Warrants”) and the 2021 PIPE Warrants (the “2021 PIPE Warrants”) was determined to be $0.02 per warrant, totaling $11 thousand and $6 thousand respectively, and are included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets. As of December 31, 2022, the fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants was determined to be $0.01 per warrant, totaling $6 thousand and $3 thousand respectively, and are included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets. In the three months ended June 30, 2023, we recorded no gain or loss due to the fair value changes in the 2021 Private Placement Warrants and no gain or loss due to the fair value changes in the 2021 PIPE Warrants. In the three months ended June 30, 2022, we recorded a $0.1 million gain due to the fair value changes in the 2021 Private Placement Warrants and a $33 thousand gain due to the fair value changes in the 2021 PIPE Warrants, both of which are included in other income, net in our unaudited condensed consolidated statements of operations. In the six months ended June 30, 2023, we recorded a $5 thousand loss due to the fair value changes in the 2021 Private Placement Warrants and a $3 thousand loss due to the fair value changes in the 2021 PIPE Warrants, both of which are included in other income, net in our unaudited condensed consolidated statements of operations. In the six months ended June 30, 2022, we recorded a $0.1 million gain due to the fair value changes in the 2021 Private Placement Warrants and a $0.1 million gain due to the fair value changes in the 2021 PIPE Warrants, both of which are included in other income, net in our unaudited condensed consolidated statements of operations.
There were no transfers between fair value levels in the three and six months ended June 30, 2023 and year ended December 31, 2022.

10. Capital Structure
2023 Private Placement
On March 9, 2023, we entered into a Securities Purchase Agreement, with a single institutional investor, pursuant to which, in a private placement (the “2023 Private Placement”), we agreed to issue and sell (i) 1,650,000 shares of our common stock, par value $0.0001 per share; (ii) warrants that are exercisable six months from the date of issuance and will have a term of five years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series A Warrants”); (iii) warrants that are exercisable six months from the date of issuance and will have a term of two years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “Series B Warrants” and, collectively with Series A Warrants, the “Common Stock Purchase Warrants”); and (iv) pre-funded warrants (the “Pre-Funded Warrants,” and together with the Common Stock Purchase Warrants, the “Private Placement Warrants”) to purchase an additional 1,350,000 shares of our common stock (all of such shares issuable upon exercise of the Warrants, the “Warrant Shares”). On March 13, 2023, we announced that we completed the closing of the 2023 Private Placement. The purchase price of each share of common stock sold in the 2023 Private Placement was $1.50, the exercise price of each Common Stock Purchase Warrants (as defined above) is $2.04, and the exercise price of each Pre-Funded Warrant is $0.0001 and the purchase price of each Pre-Funded Warrant was $1.4999. The aggregate gross proceeds to us from the 2023 Private Placement were approximately $4.5 million, before deducting $0.3 million of placement agent fees and other offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.
On June 6, 2023, 100,000 Pre-Funded Warrants were exercised, bringing the total outstanding to 1,250,000 as of June 30, 2023.
Common Stock Reserved for Future Issuance
The following table summarizes shares of common stock reserved for future issuance as of June 30, 2023 (recorded on a post-reverse split basis):

(In thousands)	Number of Shares
Restricted stock units outstanding	2,222
Stock options outstanding	54
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of 2021 Public Warrants	1,725
Shares issuable upon conversion of 2021 Private Warrants	57
Shares issuable upon conversion of 2021 PIPE Warrants	29
Shares issuable upon conversion of the 2023 Private Placement Series A Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Series B Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Pre-Funded Warrants	1,250
Shares available for future grant under 2021 EIP	575
16,849

2015 Cloudbreak Incentive Plan

The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	138	$50.76
Options exercised	—	$—
Outstanding as of March 31, 2023	138	$50.76
Options forfeited or expired	(84)	$53.00
Outstanding as of June 30, 2023	54	$47.35

2021 Equity Incentive Plan

The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	878	$6.61
RSUs granted	663	$2.03
RSUs vested and released	(82)	$16.09
RSUs forfeited	(118)	$7.10
Outstanding as of March 31, 2023	1,341	$3.91
RSUs granted	1,000	$1.56
RSUs vested and released	(277)	$5.67
RSUs forfeited	(42)	$1.95
Outstanding as of June 30, 2023	2,022	$2.55

2023 Inducement Equity Incentive Plan

On May 1, 2023, our Board of Directors approved up to 700,000 shares to be issued under a 2023 Inducement Equity Incentive Plan, the “2023 IEIP”. The following table summarizes our RSU activity under the 2023 IEIP:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
RSUs granted	200	$1.24
RSUs vested and released	—	$—
RSUs forfeited	—	$—
Outstanding as of June 30, 2023	200	$1.24

11. Income Taxes
As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and December 31, 2022 and the financial results of Glocal in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
The income tax benefit (expense) was $(0.9) million and $2.2 million in the three months ended June 30, 2023 and 2022, respectively. The income tax benefit (expense) was $(0.9) million and $4.5 million in the six months ended June 30, 2023 and 2022, respectively.
Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of June 30, 2023. However, we expect to suffer minimal income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards. As a result, in the three and six months ended June 30, 2023, we recorded discrete tax items totaling $0.6 million related to the sale of Innovations Group and state minimum income taxes totaling $0.3 million.
The Internal Revenue Service (“IRS”) audited the 2008 and 2009 tax returns for a business in our Integrated Care Management segment for the proper year of inclusion of approximately $15.0 million long-term capital gain on the sale of certain intellectual property rights. The business originally reported the gain on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and the business passed the gain through to its shareholders. The IRS has asserted that the business owes C Corporation tax of approximately $5.0 million for 2008, or in the alternative, the business owes C Corporation tax of approximately $5.0 million for 2009 as a built-in gain. In addition, the business could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% per year, compounded annually, resulting in potential interest of approximately $3.0 million. The IRS has not asked that penalties be imposed.

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the former shareholders of the business for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment; however, the business prevailed, and the motion was denied. In January 2020, the business filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to the business’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing the business’ motion. Had the motion been granted, the need for a trial would have been obviated. The business intends to vigorously defend its position in the case and believes it will prevail if the case is taken to trial. In addition, when we acquired the business in November 2020, all of the former shareholders of the business agreed to indemnify us for any losses as a result of this dispute with the IRS. We have accrued $0.2 million representing probable additional taxes and interest imposed, in other liabilities, current in the unaudited condensed consolidated balance sheets.

12. Earnings (Loss) Per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to UpHealth, Inc.	$(19,127)	$(12,438)	$(27,210)	$(29,883)
Denominator:
Weighted average shares outstanding(1)	18,220	14,462	16,975	14,458
Diluted effect of stock options	—	—	—	—
Diluted effect of RSUs	—	—	—	—
Weighted average shares outstanding assuming dilution	18,220	14,462	16,975	14,458
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$(1.05)	$(0.86)	$(1.60)	$(2.07)
Diluted	$(1.05)	$(0.86)	$(1.60)	$(2.07)
(1) The shares and earnings per share as of June 30, 2022 differ from those published in our prior unaudited condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described in Note 1, Organization and Business).
In the three months ended June 30, 2023, the calculation of basic and dilutive earnings per share included the 1.25 million pre-funded warrants with an exercise price of $0.0001, as the shares are issuable for little consideration, and excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 6.0 million Common Stock Purchase Warrants at $2.04 per share; 0.1 million of stock options; 2.2 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; and 2026 Notes, convertible into 1.1 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive. In the three months ended June 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.2 million of stock options; 0.4 million of RSUs; and 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive.
In the six months ended June 30, 2023, the calculation of basic and dilutive earnings per share included the 1.25 million pre-funded warrants with an exercise price of $0.0001, as the shares are issuable for little consideration, and excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 6.0 million Common Stock Purchase Warrants at $2.04 per share; 0.1 million of stock options; 2.2 million of RSUs; 2025 Notes convertible into 3.9 million shares of common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share; and 2026 Notes, convertible into 1.1 million shares of common stock at $106.50 per share, because the effect would be anti-dilutive. In the six months ended June 30, 2022, the calculation of dilutive earnings per share excluded outstanding warrants to purchase 1.8 million shares of common stock at $115.00 per share; 0.2 million of stock options; 0.4 million of RSUs; 2026 Notes convertible into 1.5 million shares of common stock at $106.50 per share; and 0.2 million shares of common stock under the terms of the forward share purchase agreement, because the effect would be anti-dilutive.

13. Related Party Transactions
See Note 8, Debt, for related party debt.
See Note 16, Commitments and Contingencies, for leases with related parties.
We make guaranteed payments to related parties. Guaranteed payments aggregated $0.2 million and $1.4 million in the three months ended June 30, 2023 and 2022, respectively, and $0.6 million and $2.8 million in the six months ended June 30, 2023 and 2022, respectively. These amounts are presented in cost of revenues in our unaudited condensed consolidated statements of operations. We had unpaid guaranteed payments of $6 thousand and $0.5 million as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses in our unaudited condensed consolidated balance sheets.
Due to related parties consisted of $0.3 million and $0.2 million as of June 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses in our unaudited condensed consolidated balance sheets. Due from related parties consisted $14 thousand as of December 31, 2022, which is included in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

14. Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:

•Virtual Care Infrastructure—consisting of U.S. Telehealth and International Telehealth businesses(1);
•Services—consisting of Behavioral and Pharmacy businesses(2);
•Integrated Care Management—consisting of SaaS business; and
•Corporate—consisting of holding company.
(1) As discussed in Note 1, Organization and Business, we deconsolidated Glocal in the three months ended September 30, 2022; accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal as of June 30, 2023 and December 31, 2022 and in the three and six months ended June 30, 2023 are not included in our unaudited condensed consolidated financial statements.
(2) As discussed in Note 3, Significant Transactions, we completed the sale of Innovations Group, which comprised our Pharmacy business, on May 11, 2023. In addition, we substantially completed the wind down of a company within our Behavioral business in our Services segment in the three months ended June 30, 2023.
We evaluate performance based on several factors, of which Revenues, Gross Profit, and Total Assets are the primary financial measures:
Revenues by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$16,838	$16,815	$34,296	$32,445
Services	15,503	19,030	36,317	36,760
Integrated Care Management	5,482	7,823	9,355	10,435
Total revenues	$37,823	$43,668	$79,968	$79,640

Gross profit by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$8,470	$7,255	$18,655	$13,756
Services	7,728	6,774	17,639	12,626
Integrated Care Management	3,778	6,894	6,358	8,532
Total gross profit	$19,976	$20,923	$42,652	$34,914

Total assets by segment consisted of the following:

In thousands	June 30, 2023	December 31, 2022
Virtual Care Infrastructure	$133,078	$140,776
Services	48,981	124,980
Integrated Care Management	47,635	44,776
Corporate	65,384	29,272
Total assets	$295,078	$339,804

All long-lived assets were located in the U.S. as of June 30, 2023 and December 31, 2022.

15. Leases
The components of lease expense consisted of the following in the three and six months ended June 30, 2023:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Finance lease costs:
Amortization of right-of-use assets	$847	$—	$847	$1,732	$—	$1,732
Interest on lease liabilities	81	—	81	169	—	169
Operating lease costs	593	98	691	1,309	196	1,505
Short-term lease costs	39	—	39	66	67	133
Variable lease costs	309	—	309	453	—	453
Sublease income	(113)	—	(113)	(242)	—	(242)
Total lease costs	$1,756	$98	$1,854	$3,487	$263	$3,750
Lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet are as follows:

	June 30, 2023			December 31, 2022
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Assets
Finance lease right-of-use assets (included in property and equipment, net)	$4,804	$—	$4,804	$5,916	$—	$5,916
Operating lease right-of-use assets	4,496	1,232	5,728	5,819	1,394	7,213
Total leased assets	$9,300	$1,232	$10,532	$11,735	$1,394	$13,129

Liabilities
Lease liabilities, current:
Finance lease liabilities	$2,946	$—	$2,946	$3,023	$—	$3,023
Operating lease liabilities	1,845	350	2,195	2,130	322	2,452
Lease liabilities, current	4,791	350	5,141	5,153	322	5,475

Lease liabilities, noncurrent:
Finance lease liabilities	2,018	—	2,018	2,976	—	2,976
Operating lease liabilities	4,020	909	4,929	4,672	1,093	5,765
Lease liabilities, noncurrent	6,038	909	6,947	7,648	1,093	8,741
Total leased liabilities	$10,829	$1,259	$12,088	$12,801	$1,415	$14,216
Accumulated amortization related to the finance lease assets was $5.7 million and $3.9 million as of June 30, 2023 and December 31, 2022, respectively.

The following table summarizes our lease term and discount rate assumptions as of June 30, 2023:

	June 30, 2023
	Third Party	Related Party	Total
Weighted-average remaining lease term (years):
Finance leases	1.79	—	1.79
Operating leases	3.53	3.42	3.51

Weighted-average discount rate:
Finance leases	6.5%	—	6.5%
Operating leases	7.3%	5.3%	7.0%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of June 30, 2023, have been reconciled to the total operating and finance lease liabilities recognized on the unaudited condensed consolidated balance sheets as of June 30, 2023 as follows:

	June 30, 2023
	Finance Leases			Operating Leases
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Remaining 2023	$1,668	$—	$1,668	$1,108	$195	$1,303
2024	2,625	—	2,625	2,068	421	2,489
2025	932	—	932	1,651	427	2,078
2026	25	—	25	1,029	324	1,353
2027	—	—	—	457	—	457
Thereafter	—	—	—	379	—	379
Total lease payments	5,250	—	5,250	6,692	1,367	8,059
Less: Interest	286	—	286	827	108	935
Present value of lease liabilities	$4,964	$—	$4,964	$5,865	$1,259	$7,124

In the three months ended June 30, 2023, we recorded an impairment charge of $0.4 million in our Integrated Care Management segment in connection with the write-down of an office lease which is included in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.

Prior to the adoption of ASC 2016-02, Leases, the following was disclosed in our Quarterly Report on Form 10-Q in the three and six months ended June 30, 2022:

Total rent expense under related party and third-party agreements consisted of the following:

In thousands	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Related party	$218	$400
Third-party	1,106	1,976
Sublease income	(149)	(246)
Total rent expense, net of sublease income	$1,175	$2,130

In the six months ended June 30, 2022, we recorded additional lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office which is included in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.

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
Advisory Services Agreement Dispute
We are in a services agreement dispute with a third-party advisory firm for fees due under the services agreement. The advisory firm claims $31.0 million, plus interest, is owed in fees. Based on consultation with legal counsel, we previously proposed a settlement in the amount of $8.0 million, which has been accrued for as of June 30, 2023 and December 31, 2022, and is included in accrued expenses in our unaudited condensed consolidated balance sheets. The amount of the ultimate loss may range from $8.0 million to $26.3 million.
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
On August 8, 2023, the Board approved an Amended and Restated Employment Agreement between the Chief Financial Officer and the Company that amends and restates in its entirety, and replaces, the Employment Agreement between the Chief Financial Officer and the Company dated October 24, 2021. The Company and the Chief Financial Officer entered into the Amended and Restated Employment Agreement on August 8, 2023.

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

UpHealth, Inc. Business Overview

In 2022, after undergoing a process launched in the second half of 2021 designed to help us determine how to tie the various components of the businesses brought together between November 2020 and June 2021, we turned to transforming our business strategy to create a company that can profitably fulfill our mission as an integrated whole. By considering our previous financial performance, we determined that it was necessary for us to pivot and to focus on fewer investments for growth. As a result, we sought to establish a company that will deliver high-quality, predictable revenue streams, conserve cash and readjust our operating expenses, and improve operational excellence. This led us to make the following decisions with regard to our reporting segments:

•As a result of the previously disclosed ongoing control issues and legal proceedings with Glocal, we deconsolidated Glocal in July 2022. These issues and disputes are described in our Current Reports on Form 8-K filed with the SEC on October 3, 2022 and November 14, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on December 29, 2022, as well as in Part II, Item 1, Legal Proceedings, of this Quarterly Report. Accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in the discussion of our financial results for the Virtual Care Infrastructure segment, but are excluded in the discussion in the three and six months ended June 30, 2023. As of June 30, 2023, the operations of Glocal remain deconsolidated from the rest of UpHealth as we continue to pursue all legal recourse against the founders of that business.

•On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement, dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022 are included in the discussion of our financial results for the Services segment.

•At the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind-down our provider practice in Missouri, which was substantially completed in the three months ended June 30, 2023. The financial results of BHS in the three and six months ended June 30, 2023 and 2022 are included in the discussion of our financial results for the Services segment.

Following all of these changes, our reporting structure remains the same. We have three business segments: (a) Integrated Care Management, which uses the SyntraNetTM technology platform; (b) Virtual Care Infrastructure, which consists of our U.S. Telehealth business; and (c) Services, which consists of our Behavioral business.

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

Virtual Care Infrastructure Segment

Overview

The Virtual Care Infrastructure segment consists of the U.S. Telehealth business, a technology and technology-enabled services business that connects healthcare systems with platforms, analytics, and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on us to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

The U.S. Telehealth business is a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. Through our MarttiTM platform, which serves as the digital front door to in-hospital care, the U.S. Telehealth business provides digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in. The MarttiTM platform has one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States.

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

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal, which comprised the International Telehealth business, in the three months ended September 30, 2022. Accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of June 30, 2023 and the financial results of Glocal in the three and six months then ended are not included in our unaudited condensed consolidated financial statements.

Components of Results of Operations

Revenues

Services. Services revenues from the U.S. Telehealth business are generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Ancillary revenues are also generated from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, medical language interpretation and information technology services are invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees are invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) are invoiced monthly in arrears. Martti™ device leases are invoiced monthly in advance in the period preceding the usage. Invoiced amounts are typically due within 30 days of the invoice date.

In the three and six months ended June 30, 2022, services revenues also included revenues from the International Telehealth business, which were generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.

Products. Products revenues consist of the sale of Martti™ devices to its customers. Sale of Martti™ devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts are typically due within 30 days of the invoice date.

In the three and six months ended June 30, 2022, products revenues also included revenues from the International Telehealth business, which were generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.

Cost of Revenues

Cost of revenues primarily consist of costs related to supporting and hosting the product offerings and delivering services, and include the cost of maintaining data centers, customer support team, and professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs.

In the three and six months ended June 30, 2022, cost of revenues also included cost of revenues from the International Telehealth business, which primarily consisted of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.

Operating Expenses

Sales and Marketing (S&M) Expenses. S&M expenses consist of compensation and benefits, costs related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative (G&A) Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to cost of revenues and S&M.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of the Virtual Care Infrastructure businesses.

Services Segment

Overview

The Services segment consists of the Behavioral business, which provides behavioral health services in the United States and is critically important to managing whole person care and its associated costs. The Services segment also included the Pharmacy business until we sold Innovations Group, a compounding pharmacy business, on May 11, 2023.

Our Behavioral business is powered by our UpHealth BehavioralTM platform, which provides evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our UpHealth BehavioralTM platform is working to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms. In the three months ended June 30, 2023, we substantially completed the wind-down of a company within our Behavioral business in our Services segment.

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

The Pharmacy business consisted of Innovations Group and was powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispensed prescribed medications shipped directly to patients. It was capable of serving as a retail or national fulfillment center. Other services and products were also available, such as lab and testing services, nutritional supplements, and education and training for medical practitioners. On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. The sale closed on May 11, 2023. Accordingly, the financial results of Innovations Group for the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022 are included in the discussion of our financial results for the Services segment.

Components of Results of Operations

Revenues

Services. Services revenues from the Behavioral business are generated primarily through services provided to clients in both inpatient and outpatient treatment settings. Third-party payors are billed weekly for the services provided in the prior week. Client-related revenues, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. The majority of payments are received from commercial payors at out-of-network rates. Client service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.

Diagnostic laboratory testing service revenues are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.

Services revenues are also generated by providing psychiatric and mental health services and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained. In addition, services revenues are generated from CME educational courses.

Products. For the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022, products revenues through our Pharmacy business were generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers. The majority of the customer revenues were billed and collected before the medications and products are shipped from the facility. The Pharmacy business generated approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications and supplements. Products revenues are also generated by providing retail pharmacy services in the Behavioral business.

Cost of Revenues

Services. Cost of revenues consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, the cost of operating the facilities, professional/medical fees, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers, based on an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. Pharmaceutical medications are primarily purchased through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.

Products. For the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022, cost of revenues at the Pharmacy business primarily consisted of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. The Pharmacy business purchased these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. The Pharmacy business was also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.

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

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of the Services businesses.

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

The Integrated Care Management business is powered by the SyntraNetTM technology platform and applications. SyntraNetTM is a configurable integrated health management platform that enables clinical and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations – especially individuals with complex medical, behavioral health, and social needs.

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

SyntraNetTM provides health plans and provider groups the ability to manage health with new value-based models of care. Our clients include the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.

Products are sold primarily through a direct sales force, strategic collaborations and external producers in two key areas: payors including health plans and third-party administrators and public entities including state and local health care agencies. Revenues are derived from license fees, recurring subscription fees, and professional services for implementation.

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

Services. The majority of contracts to provide professional services are priced on a time and materials basis, whereby revenues are recognized as the services are rendered. In some cases, professional services contracts are entered into where professional services fees are defined for specific milestones, whereby revenues are recognized upon achievement of the milestones.

Cost of Revenues

Cost of revenues include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team; and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. In addition, costs will increase for third-party licenses that will be added as the scope and footprint of the technology platform expands.

Hosting Infrastructure. Technology and solutions are designed to be agnostic to any particular cloud services provider. Currently, customer environments are hosted through contracts with two cloud service providers.

As the capabilities of cloud service providers continues to grow, and costs become increasingly competitive, we will continue to evaluate offerings in the marketplace to determine the optimum mix of security, reliability, scalability, and performance to meet customer needs. Hosting infrastructure costs are related to the number and size of environments deployed for customers and also on the service level agreements (“SLAs”) negotiated with customers. As the average size of customers continues to grow, hosting infrastructure costs are expected to grow as a percentage of revenue.

Third-Party Product Licenses. SyntraNetTM embeds certain third-party technology components to support some of its technology capabilities. There are multiple vendors for these components, and we are not dependent on any specific vendor.

Professional Services Team. A professional services team works closely with the product team and is best understood as an “A-team” created to lead showcase implementations. The goal is to keep the professional services team small in order to focus it on deploying reference customers and facilitating the on-boarding and coaching of systems integration partners.

Operating Expenses

Sales and Marketing Expenses. S&M expenses include an internal sales and marketing team and contracts with business development consultants to generate and qualify leads, and an allocation of facilities, information technology, and depreciation costs.

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

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to cost of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of the Integrated Care Management business.
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal in the three months ended September 30, 2022. Accordingly, the financial results of Glocal in the three and six months ended June 30, 2022 are included in the discussion of our financial results for the Virtual Care Infrastructure segment in the three and six months ended June 30, 2022, but are excluded in the discussion in the three and six months ended June 30, 2023.
As discussed in Note 3, Significant Transactions, we completed the sale of Innovations Group, which comprised our Pharmacy operations, on May 11, 2023. Accordingly, the financial results of Innovations Group for the period from April 1, 2023 through May 10, 2023, the period from January 1, 2023 through May 10, 2023, and the three and six months ended June 30, 2022 are included in the discussion of our financial results for the Services segment.
In addition, we substantially completed the wind-down of a company within our Behavioral business in our Services segment in the three months ended June 30, 2023.

The following table sets forth our consolidated results of operations:

(Unaudited, in thousands)	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Services	$31,087	$28,096	$2,991	11%	$62,028	$53,782	$8,246	15%
Licenses and subscriptions	2,852	6,812	(3,960)	(58)%	4,788	8,593	(3,805)	(44)%
Products	3,884	8,760	(4,876)	(56)%	13,152	17,265	(4,113)	(24)%
Total revenues	37,823	43,668	(5,845)	(13)%	79,968	79,640	328	—%
Costs of revenues:
Services	14,954	16,232	(1,278)	(8)%	28,698	31,990	(3,292)	(10)%
License and subscriptions	403	217	186	86%	722	450	272	60%
Products	2,490	6,296	(3,806)	(60)%	7,896	12,286	(4,390)	(36)%
Total costs of revenues	17,847	22,745	(4,898)	(22)%	37,316	44,726	(7,410)	(17)%
Gross profit	19,976	20,923	(947)	(5)%	42,652	34,914	7,738	22%
Operating expenses:
Sales and marketing	2,421	3,539	(1,118)	(32)%	7,040	6,973	67	1%
Research and development	848	2,011	(1,163)	(58)%	2,133	3,769	(1,636)	(43)%
General and administrative	12,765	12,880	(115)	(1)%	23,774	24,347	(573)	(2)%
Depreciation and amortization	1,736	4,700	(2,964)	(63)%	3,347	9,936	(6,589)	(66)%
Stock-based compensation	1,058	1,088	(30)	(3)%	2,047	2,462	(415)	(17)%
Impairment of goodwill, intangible assets, and other long-lived assets	8,246	—	8,246	—%	8,741	6,249	2,492	40%
Acquisition, integration, and transformation costs	3,644	6,749	(3,105)	(46)%	7,090	9,133	(2,043)	(22)%
Total operating expenses	30,718	30,967	(249)	(1)%	54,172	62,869	(8,697)	(14)%
Loss from operations	(10,742)	(10,044)	(698)	7%	(11,520)	(27,955)	16,435	(59)%
Other expense:
Interest expense	(7,136)	(6,603)	(533)	8%	(13,994)	(13,598)	(396)	3%
Other income, net, including interest income	126	1,950	(1,824)	(94)%	127	6,858	(6,731)	(98)%
Total other expense	(7,010)	(4,653)	(2,357)	51%	(13,867)	(6,740)	(7,127)	106%
Loss before income tax benefit (expense)	(17,752)	(14,697)	(3,055)	21%	(25,387)	(34,695)	9,308	(27)%
Income tax benefit (expense)	(867)	2,232	(3,099)	(139)%	(867)	4,525	(5,392)	(119)%
Net loss	(18,619)	(12,465)	(6,154)	49%	(26,254)	(30,170)	3,916	(13)%
Less: net income (loss) attributable to noncontrolling interests	508	(27)	535	(1,981)%	956	(287)	1,243	(433)%
Net loss attributable to UpHealth, Inc.	$(19,127)	$(12,438)	$(6,689)	54%	$(27,210)	$(29,883)	$2,673	(9)%

The following table sets forth our consolidated results of operations as a percentage of total revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Services	82%	64%	78%	68%
Licenses and subscriptions	8%	16%	6%	11%
Products	10%	20%	16%	22%
Total revenues	100%	100%	100%	100%
Costs of revenues:
Services	40%	37%	36%	40%
License and subscriptions	1%	—%	1%	1%
Products	7%	14%	10%	15%
Total costs of revenues	47%	52%	47%	56%
Gross profit	53%	48%	53%	44%
Operating expenses:
Sales and marketing	6%	8%	9%	9%
Research and development	2%	5%	3%	5%
General and administrative	34%	29%	30%	31%
Depreciation and amortization	5%	11%	4%	12%
Stock-based compensation	3%	2%	3%	3%
Impairment of goodwill, intangible assets, and other long-lived assets	22%	—%	11%	8%
Acquisition, integration, and transformation costs	10%	15%	9%	11%
Total operating expenses	81%	71%	68%	79%
Loss from operations	(28)%	(23)%	(14)%	(35)%
Other expense:
Interest expense	(19)%	(15)%	(17)%	(17)%
Other income, net, including interest income	—%	4%	—%	9%
Total other expense	(19)%	(11)%	(17)%	(8)%
Loss before income tax benefit (expense)	(47)%	(34)%	(32)%	(44)%
Income tax benefit (expense)	(2)%	5%	(1)%	6%
Net loss	(49)%	(29)%	(33)%	(38)%
Less: net income (loss) attributable to noncontrolling interests	1%	—%	1%	—%
Net loss attributable to UpHealth, Inc.	(51)%	(28)%	(34)%	(38)%
Due to the deconsolidation of Glocal in the third quarter of 2022, as well as the sale of Innovations Group on May 11, 2023, the numbers presented above are not directly comparable between periods.
Three months ended June 30, 2023 and 2022
Revenues
In the three months ended June 30, 2023, revenues were $37.8 million, representing a decrease of $5.8 million, or 13%, compared to $43.7 million in the three months ended June 30, 2022.
Services revenues increased $3.0 million due to an increase in the Integrated Care Management segment of $1.6 million, the Services segment of $1.2 million and the Virtual Care Infrastructure segment of $0.2 million. The increase in the Integrated Care Management segment was primarily due to an increase in professional services revenue for existing customers. The increase in the Services segment was primarily due to a $3.2 million increase in revenues in our Behavioral business, attributed to higher census and improved payor mix, partially offset by a $1.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023. The increase in the Virtual Care Infrastructure segment was primarily due to a $3.7 million increase in revenues resulting from an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal in the three months ended June 30, 2023 as a result of its deconsolidation in the third quarter of 2022.
Licenses and subscriptions revenues decreased $4.0 million in the Integrated Care Management segment in the three months ended June 30, 2023. The decrease was primarily due to a one-time license fee that occurred in the second quarter of 2022.

Products revenues decreased $4.9 million, due to a decrease in the Services segment of $4.7 million and a decrease in the Virtual Care Infrastructure segment of $0.2 million. The decrease in the Services segment was primarily due to a $3.8 million decrease in the sales of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group on May 11, 2023.

Cost of Revenues
In the three months ended June 30, 2023, cost of revenues was $17.8 million, a decrease of $4.9 million, or 22%, compared to $22.7 million in the three months ended June 30, 2022.
Services cost of revenues decreased $1.3 million, primarily due to decreases in the Virtual Care Infrastructure segment of $1.0 million and the Services segment of $0.9 million, partially offset by increases in the Integrated Care Management segment of $0.6 million. The decrease in the Virtual Care Infrastructure segment was primarily due to no revenues being recognized for Glocal in the three months ended June 30, 2023 as a result of its deconsolidation in the third quarter of 2022, partially offset by a $1.8 million increase in cost of revenues associated with higher revenues and a shift in mix from audio to video minutes in the U.S. Telehealth business. The decrease in the Services segment was primarily due to a $1.5 million decrease in cost of revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023, partially offset by a $0.7 million increase in costs of revenues at the remaining Behavioral business due to higher census and improved mix of services.
License and subscriptions cost of revenues increased $0.2 million in the Integrated Care Management segment in the three months ended June 30, 2023.
Products cost of revenues decreased $3.8 million due to a decrease in the Services segment of $3.6 million and the Virtual Care Infrastructure segment of $0.2 million. The decrease in the Services segment was primarily due to a $3.0 million decrease in cost of revenues from the sale of prescriptions in the Pharmacy business primarily due to the strategic sale of Innovations Group on May 11, 2023 and a $0.6 million decrease in cost of revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023.
Operating Expenses
Sales and Marketing. In the three months ended June 30, 2023, S&M expenses were $2.4 million, representing a decrease of $1.1 million, or 32%, compared to $3.5 million in the three months ended June 30, 2022, primarily due to a net decrease in compensation, benefits, and contractor expenses as a result of the strategic sale of Innovations Group on May 11, 2023, and reversal of a $0.7 million accrual as a result of a settlement.
Research and Development. In the three months ended June 30, 2023, R&D expenses were $0.8 million, representing a decrease of $1.2 million, or 58%, compared to $2.0 million in the three months ended June 30, 2022, primarily due to an increase in capitalized software development costs and reduced headcount.
General and Administrative. In the three months ended June 30, 2023, G&A expense were $12.8 million, representing a decrease of $0.1 million, or 1%, compared to $12.9 million in the three months ended June 30, 2022.
Depreciation and Amortization. In the three months ended June 30, 2023, depreciation and amortization expenses were $1.7 million, primarily consisting of $1.1 million of amortization of intangible assets and $0.6 million of depreciation related to property and equipment, net of allocations to cost of revenues. In the three months ended June 30, 2022 depreciation and amortization expenses were $4.7 million, primarily consisting of $4.2 million of amortization of intangible assets and $0.5 million of depreciation related to property and equipment, net of allocations to cost of revenues. The decrease in depreciation and amortization expenses was due to the deconsolidation of Glocal in the third quarter of 2022, the impairment of intangible assets in the Integrated Care Management segment in the third quarter of 2022, and no depreciation and amortization expense being recorded at Innovations Group in the three months ended June 30, 2023 due to its sale, partially offset by increased amortization related to an increase in capitalized software development costs and increased depreciation related to additions to property and equipment.
Stock-Based Compensation. In the three months ended June 30, 2023, stock-based compensation was $1.1 million, remaining consistent with $1.1 million recognized in the three months ended June 30, 2022.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets. An impairment charge of $8.2 million was recognized in the three months ended June 30, 2023, consisting of a $6.4 million goodwill impairment resulting from the decision to wind-down a company within our Behavioral business, $1.4 million from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, and a $0.4 million right-of-use asset impairment in our Integrated Care Management segment. No impairment charges were recognized in the three months ended June 30, 2022.

Acquisition, Integration and Transformation Costs. In the three months ended June 30, 2023 and 2022, acquisition, integration and transformation costs were $3.6 million and $6.7 million, respectively, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses.
Other Expense
In the three months ended June 30, 2023, other expense was $7.0 million, primarily consisting of $7.1 million of interest expense. In the three months ended June 30, 2022, other expense was $4.7 million, primarily consisting of $6.6 million of interest expense, partially offset by a $1.8 million gain on fair value of derivative liability and a $0.1 million gain on fair value of warrants.
Income Tax Benefit (Expense)
In the three months ended June 30, 2023, income tax expense was $0.9 million. In the three months ended June 30, 2022, income tax benefit was $2.2 million.
Income tax benefit (expense) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements. Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of June 30, 2023. However, we expect to suffer minimal income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards. Additionally, in the three months ended June 30, 2023, we recorded discrete tax items totaling $0.6 million related to the sale of Innovations Group.
Six months ended June 30, 2023 and 2022
Revenues
In the six months ended June 30, 2023, revenues were $80.0 million, representing an increase of $0.3 million, or 0.4%, compared to $79.6 million in the six months ended June 30, 2022.
Services revenues increased $8.2 million due to an increase in the Services segment of $3.4 million, the Integrated Care Management segment of $2.7 million and the Virtual Care Infrastructure segment of $2.1 million. The increase in the Services segment was primarily due to a $6.2 million increase in revenues in the Behavioral business attributed to higher census and improved payor mix, partially offset by a $2.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023. The increase in the Integrated Care Management segment was primarily due to an increase in professional services revenue for existing customers. The increase in the Virtual Care Infrastructure segment was primarily due to a $8.9 million increase in revenues resulting from an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal in the three months ended June 30, 2023 as a result of its deconsolidation in the third quarter of 2022.
Licenses and subscriptions revenues decreased $3.8 million in the Integrated Care Management segment in the six months ended June 30, 2023. The decrease was primarily due to a one-time license fee recognized in the second quarter of 2022.
Products revenues decreased $4.1 million, due to a decrease in the Services segment of $3.8 million and the Virtual Care Infrastructure segment of $0.3 million. The decrease in the Services segment was primarily due to a $2.8 million decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group on May 11, 2023. The decrease in the Virtual Care Infrastructure segment was primarily due to the shift away from equipment sales to incorporating into service rates in the U.S. Telehealth business, as well as no revenues being recognized for Glocal in the six months ended June 30, 2023 as a result of its deconsolidation in the third quarter of 2022.
We expect revenues to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in revenues in our Services segment due to a partial year of revenues to be recognized at Innovations Group as a result of its sale on May 11, 2023 and the wind-down of a company within our Behavioral business, partially offset by increased revenues at the remaining Behavioral business. We also expect a decline in revenues in our Integrated Care Management segment in the year ending December 31, 2023 compared to the year ended December 31, 2022. We expect these decreases will be partially offset by increased revenues in the Virtual Care Infrastructure segment as we continue to add new customers and integrate and develop our technology platforms across each of our segments, partially offset by no revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022.

Cost of Revenues
In the six months ended June 30, 2023, cost of revenues was $37.3 million, a decrease of $7.4 million, or 17%, compared to $44.7 million in the six months ended June 30, 2022.

Services cost of revenues decreased $3.3 million, primarily due to decreases in the Virtual Care Infrastructure segment of $2.8 million and the Services segment of $1.3 million, partially offset by increases in the Integrated Care Management segment of $0.8 million. The decrease in the Virtual Care Infrastructure segment was primarily due to no cost of revenues being recognized for Glocal in the six months ended June 30, 2023 as a result of its deconsolidation in July 2022, partially offset by a $2.6 million increase in cost of revenues associated with higher revenues and a shift in mix from audio to video minutes in the U.S. Telehealth business. The decrease in the Services segment was primarily due to a $2.4 million decrease in cost of revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023, partially offset by a $1.1 million increase in cost of revenues at the remaining Behavioral business due to higher census and improved mix of services.
License and subscriptions cost of revenues increased $0.3 million in the Integrated Care Management segment in the six months ended June 30, 2023.
Products cost of revenues decreased $4.4 million due to a decrease in the Services segment of $4.1 million and the Virtual Care Infrastructure segment of $0.3 million. The decrease in the Services segment was primarily due to a $3.1 million decrease in cost of revenues from the sale of prescriptions in the Pharmacy business primarily due to the strategic sale of Innovations Group on May 11, 2023 and a $1.0 million decrease in cost of revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023.
We expect cost of revenues to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, commensurate with the decrease in revenues. Cost of revenues from our Services segment is expected to decrease due to a partial year of cost of revenues to be recognized at Innovations Group as a result of its sale on May 11, 2023, and the wind-down of a Behavioral business, partially offset by increased cost of revenues at the remaining Behavioral business, commensurate with the expected growth in revenues. We also expect a decline in costs of revenues in our Integrated Care Management segment, commensurate with the expected decline in revenues. We expect these decreases will be partially offset by increased cost of revenues in the Virtual Care Infrastructure segment commensurate with the expected increase in revenues in the U.S. Telehealth business, partially offset by no cost of revenues being recognized for Glocal in the year ending December 31, 2023 as a result of its deconsolidation in July 2022. Our cost of revenues may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the six months ended June 30, 2023, S&M expenses were $7.0 million, remaining flat compared to $7.0 million in the six months ended June 30, 2022, primarily due to an increase in compensation, benefits, and contractor expenses, partially reduced as a result of the strategic sale of Innovations Group on May 11, 2023, and reversal of a $0.7 million on accrual as a result of a settlement.
We expect S&M expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022 as we continue to consolidate our sales and marketing teams. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the six months ended June 30, 2023, R&D expenses were $2.1 million, representing a decrease of $1.6 million, or 43%, compared to $3.8 million in the six months ended June 30, 2022, primarily due to a increase in capitalized software development costs and reduced headcount.
We expect our R&D expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, as we decrease R&D efforts in certain segments, while also increasing our capitalization of software development costs. Our R&D expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs.
General and Administrative. In the six months ended June 30, 2023, G&A expense were $23.8 million, representing a decrease of $0.6 million, or 2%, compared to $24.3 million in the six months ended June 30, 2022, primarily due to a decrease in compensation, benefits, and contractor expenses.
We expect G&A expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in legal and other professional fees. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the six months ended June 30, 2023, depreciation and amortization expenses were $3.3 million, primarily consisting of $2.3 million of amortization of intangible assets and $1.0 million of depreciation related to property and equipment, net of allocations to cost of revenues. In the six months ended June 30, 2022 depreciation and amortization expenses were $9.9 million, primarily consisting of $9.3 million of amortization of intangible assets and $0.6 million of depreciation related to property and equipment, net of allocations to cost of revenues. The decrease in depreciation and amortization expenses was due to the deconsolidation of Glocal in the third quarter of 2022, the impairment of intangible assets in the Integrated Care Management segment in the third quarter of 2022, and no depreciation and amortization expense being recorded at Innovations Group in the six months ended June 30, 2023 due to its classification as held-for-sale in Q1 2023 and subsequent sale on May 11, 2023, partially offset by increased amortization related to an increase in capitalized software development costs and increased depreciation related to additions to property and equipment.
We expect depreciation and amortization expenses to decrease in the year ended December 31, 2023 compared to the year ending December 31, 2022 due to decreased amortization expense related to the decrease in intangible assets, partially offset by an increase in amortization related to capitalized software development costs and an increase in depreciation from purchases of property and equipment.
Stock-Based Compensation. In the six months ended June 30, 2023, stock-based compensation expenses were $2.0 million, representing a decrease of $0.4 million, or 17%, compared to $2.5 million in the six months ended June 30, 2022. We expect stock-based compensation expenses to decrease in the year ending December 31, 2023, primarily due to lower equity grants outstanding and fewer new grants expected to be made in the second half of 2023.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets. An impairment charge of $8.7 million was recognized in the six months ended June 30, 2023, consisting of a $6.4 million goodwill impairment resulting from the decision to wind-down a company within our Behavioral business, $1.9 million from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, and a $0.4 million right-of-use asset impairment in our Integrated Care Management segment. An impairment charge of $6.2 million was recognized in the six months ended June 30, 2022, primarily consisting of a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at a company within our Behavioral business.
Acquisition, Integration and Transformation Costs. In the six months ended June 30, 2023, acquisition, integration and transformation costs were $7.1 million, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses. In the six months ended June 30, 2022, acquisition, integration and transformation costs were $9.1 million, primarily related to legal and litigation expenses associated with the prior acquisitions, costs related to our integration and transformation of the businesses, and a lease abandonment accrual in the amount of $0.1 million related to office spaces we vacated in the period.
Other Expense
In the six months ended June 30, 2023, other expense was $13.9 million, primarily consisting of $14.0 million of interest expense. In the six months ended June 30, 2022, other expense was $6.7 million, primarily consisting of $13.6 million of interest expense, partially offset by a $6.7 million gain on fair value of derivative liability and a $0.2 million gain on fair value of warrants.
Income Tax Benefit (Expense)
In the six months ended June 30, 2023, income tax expense was $0.9 million. In the six months ended June 30, 2022, income tax benefit was $4.5 million.
Income tax benefit (expense) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements. Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of June 30, 2023. However, we expect to suffer minimal income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards. Additionally, in the six months ended June 30, 2023, we recorded discrete tax items totaling $0.6 million related to the sale of Innovations Group.
Segment Information
We evaluate performance based on several factors, of which revenues and gross profit by operating segment are the primary financial measures.
Revenues
Revenues by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$16,838	$16,815	$34,296	$32,445
Services	15,503	19,030	36,317	36,760
Integrated Care Management	5,482	7,823	9,355	10,435
Total revenues	$37,823	$43,668	$79,968	$79,640
Three Months Ended June 30, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment remained flat, consisting of a $0.2 million increase in services revenues, offset by a $0.2 million decrease in products revenues. There were no revenues from Glocal, which was deconsolidated in the third quarter of 2022, compared to $3.6 million of revenue in the second quarter of 2022, partially offset by services and products revenues in the U.S. Telehealth business, which increased $3.6 million resulting from an increase in minutes from both new and existing U.S. Telehealth customers.

Revenues from the Services segment decreased $3.5 million, consisting of a $4.7 million decrease in products revenues, partially offset by a $1.2 million increase in services revenues. The decrease was primarily due to the strategic sale of Innovations Group on May 11, 2023. The increase in services revenues, which was in our Behavioral business, was attributed to higher census and improved payor mix, partially offset by a $1.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023.

Revenues from the Integrated Care Management segment decreased $2.3 million, consisting of a $4.0 million decrease in licenses and subscriptions revenues due to a one-time license fee recognized in the second quarter of 2022, partially offset by a $1.6 million increase in services revenues primarily due to an increase in professional services for existing customers.
Six Months Ended June 30, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment increased $1.9 million, consisting of a $2.1 million increase in services revenues, partially offset by a $0.3 million decrease in products revenues. The overall segment increase was due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues from Glocal, which was deconsolidated in the third quarter of 2022, compared to $6.9 million of revenue in the six months ended June 30, 2022.

Revenues from the Services segment decreased $0.4 million, consisting of a $3.8 million decrease in products revenues, partially offset by a $3.4 million increase in services revenues. The decrease in products revenue was primarily due to the strategic sale of Innovations Group on May 11, 2023 and the decision to wind-down a company within our Behavioral business in the second quarter of 2023. The increase in services revenues, which was in our Behavioral business, was attributed to higher census and improved payor mix, partially offset by a $2.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023.

Revenues from the Integrated Care Management segment decreased $1.1 million, consisting of a $3.8 decrease in licenses and subscriptions revenue due to a one-time license fee in the second quarter of 2022, partially offset by a $2.7 million increase in services revenue primarily due to an increase in professional services revenue for existing customers.
Gross profit
Gross profit by segment consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$8,470	$7,255	$18,655	$13,756
Services	7,728	6,774	17,639	12,626
Integrated Care Management	3,778	6,894	6,358	8,532
Total gross profit	$19,976	$20,923	$42,652	$34,914

Three Months Ended June 30, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $1.2 million, primarily due to a $1.2 million increase in services gross profit as a result in the shift in mix from audio to video minutes in the U.S. Telehealth business, partially offset by no revenues being recognized for Glocal, which was deconsolidated in the third quarter of 2022.
Gross profit from the Services segment increased $1.0 million, consisting of a $2.0 million increase in services gross profit, partially offset by a $1.1 million decrease in products gross profit. The increase in services gross profit, which was in our Behavioral business, was attributed to higher census and improved payor mix, partially offset by a decrease in gross profit resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023. The decrease in products gross profit was primarily due to the strategic sale of Innovations Group on May 11, 2023.

Gross profit from the Integrated Care Management segment decreased $3.1 million, as a result of a $4.1 million decrease in licenses and subscriptions gross profit resulting from a one-time license fee recognized in the second quarter of 2022, partially offset by a $1.0 million increase in services gross profit from increased professional services performed at higher margins.
Six Months Ended June 30, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $4.9 million, primarily due to a $4.9 million increase in services gross profit as a result in the shift in mix from audio to video minutes in the U.S. Telehealth business, partially offset by no revenue being recognized for Glocal, which was deconsolidated in the third quarter of 2022.
Gross profit from the Services segment increased $5.0 million, consisting of a $4.7 million increase in services gross profit and a $0.3 million increase in products gross profit. The increase in services gross profit, which was in our Behavioral business, was attributed to higher census and improved payor mix, partially offset by a decrease in gross profit resulting from the decision to wind-down a company within our Behavioral business in the second quarter of 2023. The increase in products gross profit was primarily due increased gross profit at Innovations Group, until its strategic sale on May 11, 2023.
Gross profit from the Integrated Care Management segment decreased $2.2 million, as a result of a $4.1 million decrease in licenses and subscriptions gross profit resulting from a one-time license fee recognized in the second quarter of 2022, partially offset by a $1.9 million increase in services gross profit from increased professional services performed at higher margins.
Liquidity and Capital Resources
As of June 30, 2023 and December 31, 2022, we had free cash on hand of $46.8 million and $15.6 million, respectively. Excluded from cash and cash equivalents as of June 30, 2023 and December 31, 2022, was $7.0 million in funds held in a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory. As of June 30, 2023 and December 31, 2022, we had no restricted cash included in our unaudited condensed consolidated balance sheets.
We believe our current cash and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report.

Cash Flows
The following tables summarize cash flows in the six months ended June 30, 2023 and 2022 (unaudited):

	Six Months Ended June 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(12,053)	$(7,841)
Net cash provided by (used in) investing activities	51,943	(3,783)
Net cash used in financing activities	(8,644)	(23,580)
Effect of exchange rate changes on cash and cash equivalents	—	(460)
Net increase (decrease) in cash and cash equivalents	$31,246	(35,664)
Due to the deconsolidation of Glocal in the third quarter of 2022, as well as the sale of Innovations Group on May 11, 2023, the numbers presented above are not directly comparable between periods.
In the six months ended June 30, 2023, cash used in operating activities was $12.1 million, primarily attributed to the net loss of $26.3 million and the changes in operating assets and liabilities, net of effects of acquisitions, of $8.8 million, partially offset by $23.0 million of net non-cash items (debt issuance cost amortization, depreciation, intangible amortization, stock-based compensation, impairments, provision for credit losses, loss (gain) on fair value of warrant liabilities, loss (gain) on fair value of derivative liability and operating lease right-of-use asset amortization). The changes in operating assets and liabilities, net of effects of acquisitions, were primarily due to a decrease in accounts payable and accrued expenses of $5.7 million, an increase in accounts receivable of $0.4 million resulting from increased revenues in our Virtual Care Infrastructure segment, a decrease in operating lease liabilities of $1.2 million and an increase in prepaid expenses and other current assets of $1.0 million.
In the six months ended June 30, 2022, cash used in operating activities was $7.8 million, primarily attributed to the net loss of $30.2 million, partially offset by $16.1 million of non-cash items (impairments, depreciation, intangible amortization, debt issuance cost amortization and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $6.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $8.3 million due to delayed payments to vendors and an increase in deferred revenue of $3.8 million, partially offset by a decrease in accounts receivable of $6.2 million due to net collections of receivables.

In the six months ended June 30, 2023, cash provided investing activities was $51.9 million, primarily consisting of proceeds from sale of business, net of expenses, of $54.9 million, partially offset by purchases of property and equipment and capitalized software development costs of $2.9 million. In the six months ended June 30, 2022, cash used in investing activities was $3.8 million, primarily consisting of purchases of property and equipment.
In the six months ended June 30, 2023, cash used in financing activities was $8.6 million, primarily consisting of repayments of debt of $10.3 million, payments of finance lease obligations of $1.8 million and distribution to noncontrolling interest of $0.7 million, partially offset by proceeds from equity issuance of $4.2 million.
In the six months ended June 30, 2022, cash used in financing activities was $23.6 million, primarily consisting of the repayment of the forward share purchase of $18.5 million, repayments of debt obligations of $3.2 million and payments of capital lease obligations of $1.6 million.

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
Off-Balance Sheet Arrangements
As of June 30, 2023, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Recent Accounting Pronouncements
See Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for the recently issued accounting standards that could have an effect on us.
Critical Accounting Policies
The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses in the periods reported. These estimates and assumptions are based on current facts, historical experience, and various other factors that we believe are reasonable under the circumstances to determine reported amounts of assets, liabilities, revenues and expenses that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future consolidated results of comprehensive income (loss) may be affected.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our entity-level controls and business process controls were effective as of June 30, 2023; however, our CEO and CFO also concluded that the previously identified material weakness in our information technology general controls (“ITGCs”) in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were remediated, but not tested, as of June 30, 2023, and that the material weakness remains for these ITGCs. Testing will be performed in the third quarter of 2023 to confirm the material weaknesses in our ITGCs have been remediated.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts related to our ITGCs described above, there was no change in our internal control over financial reporting that occurred in the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dispute and Litigation Regarding Control of Glocal Board of Directors

Please refer to Part I, Item 3 of our Annual Report for information regarding the dispute and litigation regarding control of the Glocal board of directors, which we update with the following information. The dispute is the subject of an arbitration brought by UpHealth Holdings against its counterparties to the October 30, 2020 Share Purchase Agreement pursuant to which UpHealth Holdings acquired Glocal (the “SPA”). The arbitration is being administered by the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce (the “ICC”).

As disclosed in part I, Item 3 of our Annual Report, on November 4, 2022, UpHealth Holdings filed a Request for Arbitration before the ICA against Glocal, the three individuals who have constituted the board of directors of Glocal since UpHealth Holdings entered into the SPA, Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Azim (“Richa Azim,” and together with Sabahat Azim, the “Azims”) and Gautam Chowdhury (“Chowdhury,” and together with the Azims, the “Glocal Board”), a former shareholder of Glocal, Meleveetil Damodaran (“Damodaran,”) and another former shareholder of Glocal, Kimberlite Social Infra Private Limited, an Indian entity of which the Azims are equity owners and the sole directors (“Kimberlite”, and together with Glocal, the Azims, Chowdhury and Damodaran, collectively the “Arbitration Respondents”), for breach of the SPA, obstruction of UpHealth Holdings’ exercise of its statutory rights under the Indian Company Act as a super-majority shareholder of Glocal, and misrepresentation. UpHealth Holdings seeks an order for the following relief in the arbitration:

(i) Declaring that UpHealth Holdings holds (i) 7,503,016 equity shares in Glocal (95.29% of the total equity shares), (ii) 24,867 preference shares in Glocal (37.52% of the total preference shares), and (iii) 94.81% of the total (equity plus preference) shares in Glocal;

(ii) Declaring that UpHealth Holdings has good and marketable title over its shareholding in Glocal as detailed above, free and clear of all encumbrances and together with all rights, title, interest and benefits appertaining thereto;

(iii) Issuing a permanent mandatory injunction:

(a) pursuant to Clauses 5.2.1(b)(iii) and 12 of the SPA (as amended), directing the Arbitration Respondents to take all necessary steps to (i) convene a meeting of the Glocal Board to appoint UpHealth Holdings’ designee(s) as director(s) of the Glocal Board, and (ii) and, at that meeting, authorizes the appointment of UpHealth Holdings’ designee(s) as director(s) of the Glocal Board;

(b) pursuant to Clauses 5.2.1(c) and 12 of the SPA (as amended), directing the Arbitration Respondents, both individually and jointly, to file Form DIR-12 with the jurisdictional registrar of companies in relation to the appointment of UpHealth Holdings’ designee(s) to the Glocal Board;

(c) pursuant to Clauses 5.2.1(d) and 12 of the SPA (as amended), directing the Arbitration Respondents, both individually and jointly, to provide UpHealth Holdings with true extracts, duly certified by the Glocal Board, of board resolutions appointing UpHealth Holdings’ designee(s) to the Glocal Board, following such appointment;

(d) directing the Arbitration Respondents, both individually and jointly, to (in the following order): (i) convene a general meeting to approve and authorize the amendment of the Articles of Association of Glocal, (ii) approve and authorize the amendment of the Articles of Association of Glocal, (iii) take all necessary steps under Indian law to ensure UpHealth Holdings is provided a right for its designee on the Glocal Board to act as the Chairman of the general meeting, having the right to exercise a casting vote in case of a deadlock, and (iv) at the general meeting, if a poll is demanded in accordance with the provisions of the Companies Act, approve and implement such demand and conduct the voting by poll;

(e) pursuant to Clauses 10.2 and 12 of the SPA (as amended), directing the Arbitration Respondents to take all necessary steps to ensure that UpHealth Holdings owns 100% of the share capital of Glocal, when and as required by UpHealth Holdings; and

(f) directing the Arbitration Respondents, both individually and jointly, to take all necessary steps to provide UpHealth Holdings with full access to all financial statement(s), information, data, documents, books and records in the form and manner requested by UpHealth Holdings.

(iv) Ordering the Azim, Chowdhury, Damodaran and Kimberlite to, jointly and severally, pay damages to UpHealth Holdings in the amount of $1.7 million (or such other amount as the arbitral tribunal may determine to be appropriate), arising from these Respondents’ breaches of contract.

(v) Ordering Azim and Kimberlite to, jointly and severally, pay damages to UpHealth Holdings in the amount of $121.1 million (or such other amount as the arbitral tribunal may determine to be appropriate), arising from these Respondents’ misrepresentations.

(vi) Ordering the Azims and Chowdhury (“Respondents Group A”) to, jointly and severally, reimburse to UpHealth Holdings all costs and expenses, including legal fees, incurred as a result of (i) the prior Emergency Arbitration conducted in the Fall of 2022 (including UpHealth Holdings’ legal costs, fees and expenses, as well as the fees and expenses of the Emergency Arbitrator and the ICC); and (ii) the litigations to enforce the Emergency Arbitrator’s Order in India (including UpHealth Holdings’ legal costs, fees and expenses), all of which were only necessary as a result of Respondents Group A’s misconduct.

(v) Ordering the Azims, Chowdhury, Damodaran, and Kimberlite to, jointly and severally, reimburse to UpHealth Holdings all costs and expenses, including legal and expert fees, incurred as a result of this arbitration (including UpHealth Holdings’ legal costs, fees and expenses, and all the fees and expenses of the arbitrators and the ICC), which was only necessary as a result of these Respondents’ misconduct.

(vi) Ordering that pre- and post-award interest is payable, jointly and severally, by the Azims, Chowdhury, Damodaran and Kimberlite, according to the principal amounts of damages they are respectively ordered to pay in the award.

(vii) Ordering the Azims, Chowdhury, Damodaran and Kimberlite, jointly and severally, to gross up any amounts to be paid by them to UpHealth Holdings that may be subject to taxes in India, or any other jurisdiction where the Arbitration Respondents may be located, to ensure that UpHealth Holdings receives the full amount of damages due to it.

(viii) Giving continuing effect to subparts (c), (e), and (f) of Section VV (the dispositif) of the Emergency Arbitrator’s Order, as amended below, pursuant to the arbitral tribunal’s authority under Article 29(3) of the ICC Rules and Article 6(6)(c) of Appendix V to the ICC Rules.

(c) Respondents Group A are directed, both individually and jointly, to cooperate with UpHealth Holdings, and with any PCAOB-registered accounting firm identified by UpHealth Holdings, in providing access to all unaudited financial statement(s), data, documents, books and records of Glocal, as and when required and in the form and manner requested by UpHealth Holdings;

(e) Respondents Group A are directed, both individually and jointly, to cooperate with any PCAOB-registered accounting firm identified by UpHealth Holdings in their review of the information provided pursuant to paragraph (c) above, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications; and

(f) Respondents Group A are, jointly and individually, ordered to refrain from (i) taking any steps to access the funds in Glocal’s bank account at ICICI Bank whether on the basis of the August 15, 2022 board resolution or otherwise, (ii) making, or causing to be made, any changes to the authorized signatory that can access such bank account, and (iii) making, or causing to be made, any other changes to such bank account.

(ix) Holding and declaring that Martin Beck (our Chief Financial Officer) and/or Jeremy Livianu (our Chief Legal Officer) and/or such other person as may be designated by the board of directors of UpHealth Holdings, by board resolution, from time to time

(and notified in writing to ICICI Bank by the Chief Executive Officer of UpHealth Holdings, attaching a certified copy of the resolution of the board of directors of UpHealth Holdings designating such person) may, jointly or severally, be permitted to access and operate Glocal’s bank account at ICICI bank.

In December 2022, before the arbitral tribunal was constituted, each of the Arbitration Respondents wrote to the ICC seeking to not have the arbitration proceed, including Glocal and the Glocal Board, claiming that there is no jurisdiction for an arbitration, in part due to the existence of a proceeding brought by the Glocal Board and an employee and shareholder of Glocal in India before the National Company Law Tribunal, Kolkata Bench (the “NCLT”), and Damodaran claiming that he should not have to bear the expense of an arbitration notwithstanding having been a party to the SPA and receiving significant consideration from UpHealth Holdings for the sale of shares of Glocal. The ICC declined to consider these arguments and determined that they should be addressed by the arbitral tribunal, once constituted.

In the arbitration, UpHealth Holdings filed an Amended Request for Arbitration on January 8, 2023. The three-member arbitral tribunal was constituted on March 6, 2023. The arbitral tribunal invited the parties’ views on the timetable for the arbitration and other procedural issues. None of the Arbitration Respondents responded to that invitation, and none of them has communicated with the arbitral tribunal or with UpHealth Holdings (in the context of the arbitration) since the arbitral tribunal was constituted. The Arbitration Respondents have received all arbitration-related correspondence from UpHealth Holdings and the Tribunal electronically and in hard copy.

The arbitral tribunal held a case management conference via Zoom on April 12, 2023. The Arbitration Respondents were invited to the conference, but none of them attended. At the conference, the arbitral tribunal decided that UpHealth Holdings would be given until June 22, 2023, to file its Statement of Claim, and that the Arbitration Respondents would then have until July 6, 2023 to indicate whether they planned to respond to the Statement of Claim or otherwise participate in the arbitration. Absent such indication, the hearing would be held in Chicago, Illinois, during the week starting July 31, 2023.

UpHealth Holdings filed its Statement of Claim on June 22, 2023. The Arbitration Respondents received electronic and hard copies of this submission. None of the Arbitration Respondents confirmed their intention to participate in the arbitration, either before their deadline to do so (July 6, 2023) or thereafter.

The merits hearing in the arbitration was held in person in Chicago, Illinois, from July 31, 2023 through August 2, 2023. None of the Arbitration Respondents attended the hearing. During the hearing, the arbitral tribunal requested additional information from the damages expert retained by UpHealth Holdings. That additional information is due to be provided by August 25, 2023. UpHealth Holdings expects the tribunal to issue additional directions after receiving the supplemental information from the expert.

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

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. In the six months ended June 30, 2023 and 2022, aggregate net cash used in operating activities was $12.1 million and $7.8 million, respectively.

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

As of June 30, 2023, we were in compliance with all covenants and restrictions associated with our debt agreements.

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

As previously disclosed in our Annual Report on Form 10‑K for year ended December 31, 2021, our disclosure controls and procedures and internal controls over financial reporting were not effective as of December 31, 2021 due to certain material weaknesses described in Part I, Item 4, Controls and Procedures, of this Quarterly Report, as well as in Part II, Item 9A, Controls and Procedures, of our Annual Report. To address these material weaknesses that we identified as of December 31, 2021, we implemented measures designed to improve our internal controls over financial reporting in the year ended December 31, 2022. These measures included enhancing our internal and external technical accounting resources and engaging third party consultants for the formalization of our internal procedures, and implementing a new enterprise resource planning (“ERP”) system. As of December 31, 2022, all of the U.S. entities were live on the ERP system. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our ITGCs, and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.

As a result of our remediation efforts, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer have the material weaknesses in internal controls over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021 and our assessment has not changed as of June 30, 2023; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were remediated, but not tested, as of June 30, 2023, and that the material weakness remains for these ITGCs. Testing will be performed in the third quarter of 2023 to confirm the material weaknesses in our ITGCs have been remediated.

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

As a result of events which occurred in the three months ended September 30, 2022, as discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The Company may be forced to write-down or write-off assets in the future, restructure its operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and may not have an immediate impact on the Company’s liquidity, the fact that the Company reports charges of this nature could contribute to negative market perceptions about it or its securities. Furthermore, as a result of indicators of impairment identified in the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments was below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million and an intangible asset impairment in the amount of $16.9 million. Additionally, in the three months ended June 30, 2023, we impaired goodwill in the amount of $6.4 million at a company within our Behavioral business we wound down in the period. We also recorded a $1.4 million, $0.5 million, and a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended June 30, 2023, March 31, 2023 and December 31, 2022, respectively, in connection with the pending and ultimate sale of Innovations Group on May 11, 2023. In addition, we recorded a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $0.7 million trade name intangible asset impairment at TTC in the three months ended March 31, 2022. Future charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

Resales of our shares of common stock could depress the market price of our common stock.

We have approximately 17,161,024 shares of common stock outstanding as of August 9, 2023. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration (none of which remain subject to a contractual lockup period), registered for resale shares of common stock issued in the 2023 Private Placement, and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and Convertible Notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or Convertible Notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2022. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Employment Agreement with Martin Beck

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021, on October 24, 2021, the Company entered into an employment agreement with its Chief Financial Officer, Martin Beck (the “CFO Employment Agreement”). On August 8, 2023, the Board approved an Amended and Restated Employment Agreement between Mr. Beck and the Company that amends and restates in its entirety, and replaces, the CFO Employment Agreement (the “Amended and Restated Employment Agreement”). The Company and Mr. Beck entered into the Amended and Restated Employment Agreement on August 8, 2023.

The Amended and Restated Employment Agreement provides that Mr. Beck will receive a base salary at an annual rate of $400,000, subject to increase from time to time as determined by the Board or the Compensation Committee, as well as that he shall continue to be eligible to receive an annual bonus of 75% of his base salary based on the Board’s determination, in good faith, as to whether applicable performance milestones have been achieved. The Amended and Restated Employment Agreement further provides that Mr. Beck may be awarded an additional bonus for performance determined solely by the Board in its discretion, and any such determination will be final and binding on Mr. Beck.

In addition, the Amended and Restated Employment Agreement provides that, during and after Mr. Beck’s employment with the Company, Mr. Beck shall cooperate fully with the Company in (i) the defense or prosecution of any claims or actions now in existence or which may be brought in the future against or on behalf of the Company or any of its subsidiaries or affiliates which relate to events or occurrences that transpired while Mr. Beck was employed by the Company; (ii) the investigation, whether internal or external, of any matters about which the Company believes Mr. Beck may have knowledge or information; and (iii) any investigation or review of any federal, state or local regulatory authority as any such investigation or review relates to events or occurrences that transpired while Mr. Beck was employed by the Company. Mr. Beck’s full cooperation in connection with such claims, actions or investigations shall include, but not be limited to, being available to meet with counsel to answer questions or to prepare for discovery or trial and to provide truthful testimony on behalf of the Company at mutually convenient times (the “Litigation Cooperation Requirement”). The Company shall reimburse Mr. Beck for any reasonable out of pocket expenses incurred in connection with Mr. Beck’s performance of obligations pursuant to the Litigation Cooperation Requirement. In the event that Mr. Beck is requested to provide such cooperation services following Mr. Beck’s last day of employment by the Company, the Company shall (i) pay Mr. Beck for his time (other than time in which Mr. Beck is testifying under oath and for which no payment will be due) at the rate of $200.00 per hour, and (ii) be reasonably accommodating with respect to Mr. Beck’s work schedule and responsibilities for any subsequent employer.

The Amended and Restated Employment Agreement also provides that Mr. Beck will be eligible to earn a one-time bonus payment of $400,000 less all applicable withholdings (the “Retention Bonus”). The Retention Bonus will be paid to Mr. Beck as an unearned advance on the first regular payroll date after the effective date of the Amended and Restated Employment Agreement. Mr. Beck is eligible to earn the Retention Bonus subject to satisfaction of each of the following conditions: (i) Mr. Beck’s continued employment with the Company through the earlier of: (A) March 31, 2024, or (B) the applicable date of filing of the Company’s Annual Report on Form 10-K for the 2023 fiscal year (such applicable date, the “Retention Date”), (ii) the Company’s timely submission of all required filings with the SEC prior to the Retention Date, (iii) Mr. Beck’s cooperation and assistance prior to the Retention Date with searching for and identifying a candidate to succeed to Mr. Beck’ position and duties with the Company (“New CFO”) and (iv) if a New CFO is identified by the Company prior to the Retention Date, Mr. Beck cooperates with and reasonably assists the Company in the transition of Mr. Beck’s duties to the New CFO. If Mr. Beck provides written notice to the Company that he will resign from employment on March 31, 2024, the provision of such notification to the Company, by itself, shall not be deemed to constitute a termination of Mr. Beck’s continued employment for purposes of eligibility to earn the Retention Bonus. The period commencing on the effective date of the Amended and Restated Employment Agreement and ending on the Retention Date is the “Retention Period.” Mr. Beck is eligible to earn a pro-rata portion of the Retention Bonus if Mr. Beck resigns for Good Reason (as defined below) during the Retention Period, with such pro-rata portion calculated by reference to the number of days that Mr. Beck was employed during the Retention Period divided by the total number of days in the Retention Period. Additionally, the Retention Bonus will be earned in full upon a Change in Control (as such term is defined in the Amended and Restated Employment Agreement), subject to Mr. Beck’s continued employment with the Company through the closing of the Change in Control. The Retention Bonus will also be earned in full if the Company terminates Mr. Beck’s employment without Cause (as such term is defined in the Amended and Restated Employment Agreement) before the Retention Date. If for any reason the Retention Bonus is not earned, in whole or in part, Mr. Beck must repay the entire gross value amount of the unearned portion of the Retention Bonus (the “Repayment Amount”) in cash to the Company no later than 30 days after Mr. Beck is notified in writing that Mr. Beck is required to repay the Company the Repayment Amount. The Company may elect to offset such owed Repayment Amount against Mr. Beck’s final paycheck, any vacation cash out, and any expense reimbursements not previously paid, if applicable and to the extent permitted by applicable law. Additionally, if Mr. Beck fails to timely repay the Repayment Amount to the Company, Mr. Beck is required to reimburse the Company all costs incurred by the Company in connection with collection of the Repayment Amount, including reasonable attorneys’ fees.

The Amended and Restated Employment Agreement provides that “Good Reason” for Mr. Beck to terminate his employment shall mean the occurrence of any of the following events without his consent: (i) the relocation of Mr. Beck’s primary work location to a point more than 50 miles from Delray Beach, Florida; (ii) a material reduction by the Company of Mr. Beck’s base salary or annual target bonus opportunity, without the written consent of Mr. Beck, as initially set forth in the Amended and Restated Employment Agreement or as the same may be increased from time to time pursuant to the Amended and Restated Employment Agreement, except for across-the-board salary reductions implemented prior to a Change in Control which are implemented based on the Company’s financial performance and similarly affecting all or substantially all senior management employees of the Company; and (iii) a material breach by the Company of the terms of the Amended and Restated Employment Agreement. Provided, however, that such termination by Mr. Beck shall only be deemed for Good Reason pursuant to the foregoing definition if (i) the Company is given written notice from Mr. Beck within 60 days following the first occurrence of the condition that he considers to constitute Good Reason describing the condition and the Company fails to satisfactorily remedy such condition within 30 days following such written notice, and (ii) Mr. Beck terminates employment within 30 days following the end of the period within which the Company was entitled to remedy the condition constituting Good Reason but failed to do so.

The Amended and Restated Employment Agreement also provides that Mr. Beck will be eligible to earn performance bonuses in the aggregate target amount of $1,000,000 based on the Company’s performance during the 2023, 2024 and 2025 fiscal years (together, such fiscal years are the “Performance Period”). Mr. Beck is eligible to earn a performance bonus with respect to each fiscal year in the Performance Period (each a “Revenue Bonus”). His target Revenue Bonus amount applicable to each fiscal year within the Performance Period is $333,333.33. The amount of Revenue Bonus eligible to be earned by Mr. Beck for each fiscal year during the Performance Period will be determined based on the applicable level of revenue received by the Company during such fiscal year. The applicable percentage of his Revenue Bonus that is eligible to be earned for each fiscal year within the Performance Period will be determined by reference to the Company’s level of revenue received for the applicable fiscal year as measured against the target revenue performance levels for such fiscal year as determined by the Board, with 100% of the target Revenue Bonus for a fiscal year being paid in the event that the targeted level of revenue is achieved by the Company, 85% of the target Revenue Bonus for a fiscal year being paid in the event that 85% of the targeted level of revenue is achieved by the Company, 125% of the target Revenue Bonus for a fiscal year being paid in the event that 125% of the targeted level of revenue is achieved by the Company, and linear interpolation between these designated performance levels.

The threshold and stretch targeted levels of revenue for each fiscal year within the Performance Period are independent for each fiscal year (i.e., if 85% of the targeted levels of revenue for a fiscal year is attained for such fiscal year and 110% of the targeted levels of revenue for a fiscal year is attained for such fiscal year, with respect to those fiscal years the Revenue Bonus amounts eligible to be earned are $283,333.33 and $366,666.66, respectively). If the Company does not meet the threshold goal of 85% of the targeted levels of revenue for the applicable fiscal year, Mr. Beck is not eligible to earn or receive any Revenue Bonus with respect to such fiscal year. If the Company exceeds 125% of the targeted levels of revenue for the applicable fiscal year, the Revenue Bonus that Mr. Beck is eligible to earn and receive for such fiscal year is 125% of the targeted levels of revenue amount for such fiscal year (i.e., $416,666.66). Whether and to what extent the applicable targeted levels of revenue for a fiscal year was attained for such fiscal year will be determined by the Board in a manner consistent with the amounts reported on the Company’s annual audited financial statements, and its determination will be final and binding on Mr. Beck.

In all cases, Mr. Beck’s eligibility to earn a Revenue Bonus for a fiscal year is subject to Mr. Beck’s continued employment with the Company through the applicable date of payment of such Revenue Bonus. If a Revenue Bonus is eligible to be earned by Mr. Beck for a fiscal year based on performance for such fiscal year, the applicable Revenue Bonus for such fiscal year will be paid to Mr. Beck in the calendar year immediately following the fiscal year with respect to which the targeted levels of revenue were attained. For the Revenue Bonus eligible to be earned based on performance for the 2023 fiscal year, Mr. Beck must also remain employed through the applicable date of filing of the Company’s Annual Report on Form 10-K for the 2023 fiscal year in order for him to be eligible to earn a Revenue Bonus in respect of the 2023 fiscal year; provided, however, that if the Company terminates Mr. Beck’s employment without Cause (as such term is defined in the Amended and Restated Employment Agreement) prior to the date of filing of the Company’s Annual Report on Form 10-K for the 2023 fiscal year, Mr. Beck shall be deemed to have earned the applicable amount of Revenue Bonus solely for the 2023 fiscal year, based on Company performance for the 2023 fiscal year, and Mr. Beck shall not be eligible to earn any Revenue Bonus in respect of the 2024 or 2025 fiscal years. If earned, such Revenue Bonus for 2023 will be paid in the first payroll period following the date of filing of the Company’s Annual Report on Form 10-K for the 2023 fiscal year. Any

Revenue Bonus earned with respect to Company performance for the 2024 and 2025 fiscal years will be paid no later than March 15 of the calendar year immediately following the fiscal year with respect to which the applicable level of revenue was attained.

In the event there is a Change in Control of the Company which occurs prior to the end of the Performance Period, and subject to Mr. Beck’s continued employment with the Company through the date of such Change in Control, the applicable level of revenue for the remainder of the Performance Period (commencing with the fiscal year in which the Change in Control occurs) will be deemed to have been attained at the target level upon such Change in Control so that Mr. Beck will instead be entitled to receive the target amount of Revenue Bonus for the remainder of the Performance Period, which will be paid in cash to Mr. Beck no later than fifteen days following such Change in Control. For example, if a Change in Control transaction occurs on June 1, 2024 and Mr. Beck remains employed by the Company on such date, then Mr. Beck will receive a total Revenue Bonus equal to $666,666.66 for the 2024 and 2025 fiscal years ($333,333.33 for 2024 and $333,333.33 for 2025) and regardless of the Company’s actual level of revenue for the 2024 and 2025 fiscal years.

Except for payment of the Revenue Bonus that is triggered in connection with a Change in Control transaction in which case the form of payment shall always be in cash, the Company may, in its sole discretion, settle its obligation to pay the Revenue Bonus in cash or in vested shares of the Company’s common stock, to be issued pursuant to the terms of the Company’s 2021 Equity Incentive Plan, with a then current fair market value equal to the amount of the cash payment, with such Company share value determined in the same manner that the Company calculates such fair market value for tax administration and withholding purposes.

The Amended and Restated Employment Agreement also provides that the terms of the Indemnity Agreement previously entered into by the Company and Mr. Beck, an executed copy of which is attached as an exhibit to the Amended and Restated Employment Agreement (the “Indemnity Agreement”), shall continue to be applicable. To the extent the Indemnity Agreement is not applicable, the following provisions shall apply. The Company covenants and agrees to indemnify Mr. Beck, his heirs and representatives, and hold them harmless, to the fullest extent allowed by governing law, from and in connection with any loss, cost, damage, award, judgment, claim and/or expense, including without limiting the generality of the foregoing, attorneys’ fees and related expenses, in the event Mr. Beck is made or threatened to be made a party or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, administrative, investigative or otherwise or the provision of any cooperation or assistance hereunder including but not limited to the Litigation Cooperation Requirement (a “Proceeding”), by reason of his acceptance and/or performance of the employment contemplated herein, or that otherwise arises out of or relates to Mr. Beck’s service as an officer or employee of the Company or any affiliate of the Company. Mr. Beck shall have the right to engage, at the Company’s expense, independent counsel in connection with such a Proceeding. The Company agrees to pay all expenses incurred in connection with any such Proceeding (including but not limited to the fees and expenses associated with the engagement of Mr. Beck’s independent counsel) directly to the billing party, when and as incurred, and in advance of the final disposition of such Proceeding, so as to avoid Mr. Beck having to pay or advance such costs. The Company also agrees to pay all other costs associated with such a Proceeding, including any bond costs, liability award or judgment, together with any costs or accrued interest, directly so as to avoid Mr. Beck having to pay or advance such sums. Mr. Beck shall retain full control of his representation and the decisions affecting his interests in connection with such a Proceeding. In addition, during Mr. Beck’s employment and thereafter, the Company shall provide Mr. Beck with coverage under a policy of directors’ and officers’ liability insurance that provides him with coverage on the same basis as is provided for the officers and directors of the Company.

The Amended and Restated Employment Agreement also provides that Mr. Beck may receive certain severance benefits if he terminates his employment with the Company pursuant to a Qualifying Resignation (as defined below) or a Scheduled Resignation (as defined below). A Qualified Resignation shall occur if (i) Mr. Beck’s resignation is due to a material adverse change in Mr. Beck’s title or a material reduction in Mr. Beck’s duties, authority, or responsibilities relative to the duties, authority, or responsibilities in effect immediately prior to such reduction (each a “Resignation Condition”), and (ii) Mr. Beck’s resignation of employment occurs after the Retention Date; provided, however, that such resignation by Mr. Beck shall only be deemed a Qualifying Resignation pursuant to the foregoing definition if (x) the Company is given written notice from Mr. Beck within 60 days following the later of (A) the Retention Date, or (B) the date of occurrence of the condition that he considers to constitute a Resignation Condition describing the Resignation Condition and the Company fails to satisfactorily remedy such Resignation Condition within 30 days following such written notice, and (y) Mr. Beck terminates his employment with the Company within 30 days following the end of the period within which the Company was entitled to remedy the Resignation Condition but failed to do so. A Scheduled Resignation means Mr. Beck’s resignation of employment for any or no reason which meets each of the following criteria; (i) Mr. Beck provides written notice to the Company no later than December 31, 2023 that Mr. Beck will resign from employment on March 31, 2024 (the “Resignation Date”), (ii) Mr. Beck remains employed with the Company through the Resignation Date, and (iii) Mr. Beck resigns from employment with the Company on the Resignation Date. In no event is Mr. Beck’s termination of employment a Scheduled Resignation if Mr. Beck: (i) terminates employment for any reason prior to the Resignation Date, (ii) fails to provide the Company with written notice by December 31, 2023 of Mr. Beck’s intent to resign on the Resignation Date, or (iii) does not resign on the Resignation Date.

The Amended and Restated Employment Agreement also provides that Mr. Beck may receive certain severance benefits if he terminates his employment for any or no reason with written notice to the Company at any time within 30 days following a Change in Control of the Company. For all purposes of the Amended and Restated Employment Agreement, Mr. Beck’s termination of employment for any or no reason within 30 days following a Change in Control of the Company does not mean or include any termination of Mr. Beck by the Company for Cause which occurs during such 30-day period.

The Amended and Restated Employment Agreement also provides that upon any termination of Mr. Beck’s employment the Company shall pay Mr. Beck’s base salary, accrued but unpaid business expenses and accrued and unused vacation benefits earned through the date of termination at the rate in effect at the time of termination (the “Accrued Amounts”), less standard deductions and withholdings.

If the Company terminates Mr. Beck’s employment without Cause or Mr. Beck terminates his employment for Good Reason or due to a Qualifying Resignation or Scheduled Resignation, and a Change in Control Trigger (as defined below) has not occurred, the Company shall pay the Accrued Amounts subject to standard deductions and withholdings, to be paid as a lump sum no later than 30 days after the date of termination. In addition, subject to the limitations stated in the Amended and Restated Employment Agreement and upon Mr. Beck’s furnishing to the Company an executed Release (as defined in the Amended and Restated Employment Agreement) and Mr. Beck continuing to comply with his obligations pursuant to the Proprietary Information and Inventions Agreement attached as an exhibit to the Amended and Restated Employment Agreement and entered into by him concurrently with the entry into the CFO Employment Agreement (the “Proprietary Information and Inventions Agreement”), and subject to Mr. Beck continuing to satisfy the Litigation Cooperation Requirement, the Company shall provide Mr. Beck with the following severance benefits (a) the equivalent of one times Mr. Beck’s annual base salary in effect at the time of termination, less standard deductions and withholdings, will be paid in a lump sum on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; (b) any Accrued and Unpaid Bonus (as defined in the Amended and Restated Employment Agreement) for the prior year, if applicable, will be paid in a lump sum on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; (c) a pro-rated portion of his target bonus amount for the year of termination, as applicable, if any such bonus has been determined by the Board or the Compensation Committee to have been achieved, based on the actually achieved level of performance, in the ordinary course when determinations are made for all officers and employees of the Company based upon the metrics associated with such bonus (the “Bonus Determination Date”) (pro-rated based upon the portion of the calendar year that Mr. Beck was employed by the Company), less standard deductions and withholdings, which pro-rata bonus, if earned, will be paid to Mr. Beck during the calendar year immediately following the year of termination in a single lump sum and within 10 days after the Bonus Determination Date, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; and (d) payment of the premiums for continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of 12 months following the termination date, or, (ii) the date on which Mr. Beck begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Beck.

If the Company (or its successor) terminates Mr. Beck’s employment without Cause or Mr. Beck terminates his employment for Good Reason or due to a Qualifying Resignation within the period commencing 3 months immediately prior to a Change in Control of the Company and ending 12 months immediately following a Change in Control of the Company (a “Change in Control Trigger”), or within 30 days following a Change in Control of the Company Mr. Beck terminates his employment for any or no reason, Mr. Beck shall receive the Accrued Amounts subject to standard deductions and withholdings, to be paid as a lump sum no later than 30 days after the date of termination. In addition, subject to the limitations stated in the Amended and Restated Employment Agreement and upon Mr. Beck’s furnishing to the Company (or its successor) an executed Release, and subject to Mr. Beck continuing to comply with his obligations pursuant to the Proprietary Information and Inventions Agreement, and subject to Mr. Beck continuing to satisfy the Litigation Cooperation Requirement, the Company shall provide Mr. Beck with the following severance benefits (a) the equivalent of one times Mr. Beck’s annual base salary in effect at the time of termination, less standard deductions and withholdings, will be paid in a lump sum on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; (b) an amount equal to one times the target bonus for the year of termination, or if none, one times the last target bonus in effect for Mr. Beck, less standard deductions and withholdings, will be paid to Mr. Beck in a lump sum on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; (c) any Accrued and Unpaid Bonus for the prior year, if applicable, will be paid in a lump sum on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; (d) a pro-rated portion of his target bonus amount for the year of termination, as applicable, if any such bonus has been determined by the Board or the Compensation Committee to have been achieved, based on the actually achieved level of performance, in the ordinary course on the Bonus Determination Date (pro-rated based upon the portion of the calendar year that Mr. Beck was employed by the Company), less standard deductions and withholdings, which pro-rata bonus, if earned, will be paid to Mr. Beck during the calendar year immediately following the year of termination in a single lump sum and within 10 days after the Bonus Determination Date, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code; and (e) payment of the premiums for continued coverage under the Company’s medical, dental, life and disability insurance for a period of 12 months following the date of termination.

The Amended and Restated Employment Agreement also provides that, in the event that Mr. Beck’s employment is terminated due to Mr. Beck’s death or Complete Disability (as defined in the Amended and Restated Employment Agreement), the Company will pay Mr. Beck or his estate the Accrued Amounts and any Accrued and Unpaid Bonus for the prior year, if applicable, subject to standard deductions and withholdings, to be paid in a lump sum no later than 30 days after the date of termination.

In addition, in the event that Mr. Beck’s employment is terminated without Cause or for Good Reason or due to a Qualifying Resignation or Scheduled Resignation and a Change in Control Trigger has not occurred, or in the event of Mr. Beck’s death or

Complete Disability, the vesting of any Time-Based Vesting Equity Awards (as defined in the Amended and Restated Employment Agreement) shall be fully accelerated such that on the effective date of such termination 100% of any Time-Based Vesting Equity Awards granted to Mr. Beck prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Beck. Furthermore, in the event that Mr. Beck’s employment is terminated without Cause or for Good Reason or due to a Qualifying Resignation and a Change in Control Trigger has occurred, or within 30 days following a Change in Control of the Company Mr. Beck terminates his employment for any or no reason, then (i) the vesting of any Time-Based Vesting Equity Awards shall be fully accelerated such that on the effective date of such termination (or if later, the date of the Change in Control) 100% of any Time-Based Vesting Equity Awards granted to Mr. Beck prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Beck, and (ii) the vesting of any Performance Equity Awards (as defined in the Amended and Restated Employment Agreement) that were granted to Mr. Beck prior to the effective date of the Amended and Restated Employment Agreement will be accelerated at the target performance level. Any such equity vesting acceleration provided under the Amended and Restated Employment Agreement shall be conditioned upon and subject to Mr. Beck’s satisfaction of each of the following conditions: (i) the delivery by Mr. Beck (or in the event of Mr. Beck’s death, the executor of Mr. Beck’s estate, or in the event of Mr. Beck’s Complete Disability wherein Mr. Beck lacks the capacity to act on his own behalf, Mr. Beck’s legal representative) of an executed Release; (ii) Mr. Beck continuing to comply with his obligations pursuant to the Proprietary Information and Inventions Agreement; and (iii) Mr. Beck continuing to satisfy the Litigation Cooperation Requirement.

The Amended and Restated Employment Agreement does not make any other substantive changes to the terms and conditions of the CFO Employment Agreement, and to the extent such terms and conditions have been previously stated in the Current Report on Form 8‑K filed with the SEC on October 25, 2021, such descriptions are incorporated by reference herein. The foregoing summary of the amended terms and conditions of the Amended and Restated Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the Amended and Restated Employment Agreement, which is included as an exhibit to this Quarterly Report on Form 10-Q, and the terms of which are incorporated herein by reference.

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

4.1**	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.2**	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

4.3**	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.1#**	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UpHealth, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 8, 2023).

10.2#*	Form of Restricted Stock Units Agreement (incorporated by reference to Exhibit 10.2 to UpHealth, Inc’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.3#*	Form of Notice of Grant of Restricted Stock Units (incorporated by reference to Exhibit 10.3 to UpHealth, Inc’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.4††#**
Amended and Restated Employment Agreement, dated May 11, 2023, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

10.5††*	Amended and Restated Employment Agreement, dated August 8, 2023, by and between UpHealth, Inc. and Martin Beck.

10.6†**
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

10.8**
Form of Securities Purchase Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 13, 2023).

10.9**
Form of Registration Rights Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

**	Previously filed.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

††	Certain identified information in these exhibits have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the registrant treats as private or confidential.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 10, 2023.

UPHEALTH, INC.

By:	/s/ Samuel J. Meckey
Name:	Samuel J. Meckey
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)