Form 10-Q
period 2023-09-30
UpHealth, Inc.
filed 2023-11-21
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

___________________________________
FORM 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
(Former name, former address and former fiscal year, if changed since last report): N/A

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

As of November 17, 2023, the registrant had 17,775,498 shares of common stock, $0.0001 par value per share, outstanding.

Part 1 - Financial Information

Item 1. Financial Statements

UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, unaudited)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$3,342	$15,557
Accounts receivable, net	16,527	21,851
Inventories	—	161
Due from related parties	—	14
Prepaid expenses and other current assets	2,140	2,991
Assets held for sale, current	—	2,748
Total current assets	22,009	43,322
Property and equipment, net	10,228	14,069
Operating lease right-of-use assets	1,653	7,213
Intangible assets, net	23,683	31,362
Goodwill	80,310	159,675
Equity investments	96,768	21,200
Other assets	493	438
Assets held for sale, noncurrent	—	62,525
Total assets	$235,144	$339,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$5,187	$17,983
Accrued expenses	11,032	39,151
Deferred revenue	52	2,738
Due to related parties	2,544	229
Debt, current	143,889	—
Lease liabilities, current	3,664	5,475
Other liabilities, current	—	74
Liabilities held for sale, current	—	3,319
Total current liabilities	166,368	68,969
Related-party debt, noncurrent	—	281
Debt, noncurrent	—	145,962
Deferred tax liabilities	1,202	1,200
Lease liabilities, noncurrent	3,297	8,741
Other liabilities, noncurrent	147	727
Liabilities held for sale, noncurrent	—	7,787
Total liabilities	171,014	233,667
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock	2	2
Additional paid-in capital	695,152	688,355
Treasury stock, at cost	(17,000)	(17,000)
Accumulated deficit	(614,024)	(566,209)
Total UpHealth, Inc., stockholders’ equity	64,130	105,148
Noncontrolling interests	—	989
Total stockholders’ equity	64,130	106,137
Total liabilities and stockholders’ equity	$235,144	$339,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Services	$30,825	$27,600	$92,853	$81,382
Licenses and subscriptions	1,760	2,019	6,548	10,612
Products	96	9,047	13,248	26,312
Total revenues	32,681	38,666	112,649	118,306
Costs of revenues:
Services	14,493	14,913	43,191	46,903
License and subscriptions	425	463	1,147	913
Products	140	6,264	8,036	18,550
Total costs of revenues	15,058	21,640	52,374	66,366
Gross profit	17,623	17,026	60,275	51,940
Operating expenses:
Sales and marketing	2,745	4,648	9,785	11,621
Research and development	1,978	2,175	4,111	5,944
General and administrative	8,817	12,628	32,591	36,975
Depreciation and amortization	1,828	3,336	5,175	13,272
Stock-based compensation	598	2,126	2,645	4,588
Impairment of goodwill, intangible assets, and other long-lived assets	41,217	106,096	49,958	112,345
Acquisition, integration, and transformation costs	33,229	6,049	40,319	15,182
Total operating expenses	90,412	137,058	144,584	199,927
Loss from operations	(72,789)	(120,032)	(84,309)	(147,987)
Other income (expense):
Interest expense	(6,709)	(6,708)	(20,703)	(20,306)
Gain (loss) on deconsolidation of subsidiary	59,065	(37,708)	59,065	(37,708)
Gain (loss) on fair value of derivative liability	—	223	(3)	6,893
Loss on extinguishment of debt	—	(14,610)	—	(14,610)
Other income, net, including interest income	295	32	425	220
Total other income (expense)	52,651	(58,771)	38,784	(65,511)
Loss before income tax benefit (expense)	(20,138)	(178,803)	(45,525)	(213,498)
Income tax benefit (expense)	—	13,219	(867)	17,744
Net loss	(20,138)	(165,584)	(46,392)	(195,754)
Less: net income (loss) attributable to noncontrolling interests	467	178	1,423	(109)
Net loss attributable to UpHealth, Inc.	$(20,605)	$(165,762)	$(47,815)	$(195,645)
Net loss per share attributable to UpHealth, Inc.:
Basic and diluted	$(1.12)	$(11.17)	$(2.74)	$(13.41)
Weighted average shares outstanding:(1)
Basic and diluted	18,428	14,842	17,459	14,588
(1)Amounts as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1. Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(20,138)	$(165,584)	$(46,392)	$(195,754)
Foreign currency translation adjustments, net of tax	—	—	—	(3,857)
Comprehensive loss	(20,138)	(165,584)	(46,392)	(199,611)
Comprehensive income (loss) attributable to noncontrolling interests	467	178	1,423	(109)
Comprehensive loss attributable to UpHealth, Inc.	$(20,605)	$(165,762)	$(47,815)	$(199,502)
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2023	15,054	$2	$688,355	170	$(17,000)	$(566,209)	$105,148	$989	$106,137
Equity award activity, net of shares withheld for taxes	80	—	(3)	—	—	—	(3)	—	(3)
Issuance of common stock in connection with 2023 private placement, net of issuance costs of $348	1,650	—	4,155	—	—	—	4,155	—	4,155
Stock-based compensation	—	—	989	—	—	—	989	—	989
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Net loss	—	—	—	—	—	(8,083)	(8,083)	448	(7,635)
Balance as of March 31, 2023	16,784	2	693,496	170	(17,000)	(574,292)	102,206	1,393	103,599
Equity award activity, net of shares withheld for taxes	277	—	—	—	—	—	—	—	—
Exercise of pre-funded warrants	100	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,058	—	—	—	1,058	—	1,058
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(623)	(623)
Net loss	—	—	—	—	—	(19,127)	(19,127)	508	(18,619)
Balance at June 30, 2023	17,161	2	694,554	170	(17,000)	(593,419)	84,137	1,278	85,415
Equity award activity, net of shares withheld for taxes	45	—	—	—	—	—	—	—	—
Exercise of pre-funded warrants	549	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	598	—	—	—	598	—	598
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(288)	(288)
Deconsolidation of subsidiary	—		—	—	—	—	—	(1,457)	(1,457)
Net loss	—	—	—	—	—	(20,605)	(20,605)	467	(20,138)
Balance at September 30, 2023	17,755	$2	$695,152	170	$(17,000)	$(614,024)	$64,130	$—	$64,130

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022(1)	14,428	$1	$665,474	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes(1)	37	—	(67)	—	—	—	—	(67)	—	(67)
Stock-based compensation	—	—	1,374	—	—	—	—	1,374	—	1,374
Net loss	—	—	—	—	—	(17,445)	—	(17,445)	(260)	(17,705)
Foreign currency translation adjustments	—	—	—	—	—	—	(1,377)	(1,377)	—	(1,377)
Balance as of March 31, 2022(1)	14,465	1	666,781	—	—	(360,654)	(5,179)	300,949	15,119	316,068
Equity award activity, net of shares withheld for taxes(1)	390	1	(1,160)	—	—	—	—	(1,159)	—	(1,159)
Stock-based compensation	—	—	1,088	—	—	—	—	1,088	—	1,088
Common stock repurchased in connection with forward share purchase agreement(1)	(170)	—	17,000	170	(17,000)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(139)	(139)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	—	(30)	(30)
Net loss	—	—	—	—	—	(12,438)	—	(12,438)	(27)	(12,465)
Foreign currency translation adjustments	—	—	—	—	—	—	(2,480)	(2,480)	—	(2,480)
Balance at June 30, 2022(1)	14,685	2	683,709	170	(17,000)	(373,092)	(7,659)	285,960	14,923	300,883
Equity award activity, net of shares withheld for taxes(1)	206	—	(30)	—	—	—	—	(30)	—	(30)
Issuance of common stock in connection with 2025 Notes(1)	115	—	713	—	—	—	—	713	—	713
Stock-based compensation	—	—	2,126	—	—	—	—	2,126	—	2,126
Deconsolidation of subsidiary	—	—	—	—	—	—	7,659	7,659	(14,285)	(6,626)
Net loss	—	—	—	—	—	(165,762)	—	(165,762)	178	(165,584)
Balance at September 30, 2022(1)	15,006	$2	$686,518	170	$(17,000)	$(538,854)	$—	$130,666	$816	$131,482
(1)Amounts as of September 30, 2022 and before that date differ from those published in our prior condensed consolidated financial statements as they were retrospectively adjusted as a result of the Reverse Stock Split (as described below in Note 1. Organization and Business). Specifically, the number of common shares outstanding during periods before the Reverse Stock Split are divided by the exchange ratio of 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022.
The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(46,392)	$(195,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,624	17,274
Amortization of debt issuance costs and discount on convertible debt	8,200	10,130
Stock-based compensation	2,645	4,588
Impairment of property and equipment, goodwill, intangible assets, and other long-lived assets	49,958	112,270
Provision for credit losses	(99)	—
Loss on extinguishment of debt	—	14,610
(Gain) loss on deconsolidation of subsidiary	(59,065)	37,708
Loss (gain) on fair value of warrant liabilities	8	(190)
Loss (gain) on fair value of derivative liability	3	(6,893)
Deferred income taxes	—	(17,485)
Amortization of operating lease right-of-use assets	1,932	—
Changes in operating assets and liabilities:
Accounts receivable	880	(5,200)
Inventories	144	(126)
Prepaid expenses and other current assets	(1,961)	(592)
Accounts payable and accrued expenses	18,583	10,475
Operating lease liabilities	(1,612)	—
Income taxes payable	(393)	(758)
Deferred revenue	961	2,382
Due from related parties	(209)	(39)
Other liabilities	(658)	49
Net cash used in operating activities	(18,451)	(17,551)
Investing activities:
Purchases of property and equipment	(3,307)	(5,238)
Due to related parties	—	(14)
Deconsolidation of cash (Note 1)	(35,606)	(8,743)
Proceeds from sale of business, net of expenses	54,835	—
Net cash provided by (used in) investing activities	15,922	(13,995)
Financing activities:
Proceeds from equity issuance	4,155	—
Repayments of debt	(10,273)	(48,234)
Proceeds of debt	—	67,500
Payment of debt issuance costs	—	(1,475)
Repayment of forward share purchase	—	(18,521)
Repayments of seller notes	—	(18,680)
Payments of finance and capital lease obligations	(2,510)	(2,544)
Payments for taxes related to net settlement of equity awards	(3)	(95)
Payments of amounts due to members	(100)	—
Distribution to noncontrolling interest	(955)	(139)
Net cash used in financing activities	(9,686)	(22,188)
Effect of exchange rate changes on cash and cash equivalents	—	(459)
Net decrease in cash and cash equivalents	(12,215)	(54,193)
Cash and cash equivalents, beginning of period	15,557	76,801
Cash and cash equivalents, end of period	$3,342	$22,608

Supplemental cash flow information:
Cash paid for interest	$10,652	$5,269
Cash paid for income taxes	$457	$521
Non-cash investing and financing activity:
Property and equipment reclassified from other assets	$—	$3,751
Property and equipment acquired through capital lease and vendor financing arrangements	$1,075	$3,005
Issuance of common stock for debt issuance costs	$—	$713
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
Going Concern
Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services, Inc.’s engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to fees in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Following the Decision and Order in the Needham Action, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. (“Thrasys”) and Behavioral Health Services, LLC (“BHS”), and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors have filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the U.S. Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

Thrasys has also filed motions to effectuate a transition of the Integrated Care Management segment to its customers, as described in Note 17. Subsequent Events. In addition, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment through year end was approved by the U.S. Bankruptcy Court on November 17, 2023.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). We are awaiting the Bankruptcy Court’s entry of an order approving the stipulation. When it does so, we will appeal the judgment in the Needham Action.

Neither we nor any other direct or indirect subsidiary of us besides UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS have filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we, Cloudbreak Health, LLC, and TTC Healthcare, Inc. (“TTC”) continue to operate outside of bankruptcy.

The filing of the Chapter 11 case by UpHealth Holdings constitutes an event of default that accelerated our obligations under the following debt instruments:
•Indenture, dated June 9, 2021, by and between UpHealth and Wilmington Trust, National Association, a national banking association (the “Indenture Trustee”), in its capacity as trustee thereunder (the “Unsecured Notes Indenture”), governing UpHealth’s 6.25% Convertible Senior Notes due 2026 (the “2026 Notes” and all beneficial holders thereof, the “2026 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on June 15, 2026.
•Indenture, dated as of August 18, 2022, by and between UpHealth and the Indenture Trustee, in its capacity as trustee and as collateral agent thereunder (the “Senior Secured Notes Indenture” and together with the Unsecured Notes Indenture, the “Indentures”), governing UpHealth’s Variable Rate Convertible Senior Secured Notes due 2025 (the “2025 Notes” and all beneficial holders thereof, the “2025 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on December 15, 2025.
The Indentures provide that upon the filing of the Chapter 11 case, the principal and interest due thereunder shall be immediately due and payable. As a result of such acceleration of our debt obligations in respect of the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern, as described in this Quarterly Report on Form 10-Q (this “Quarterly Report”).
On November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company (“Buyer”) and an affiliate of GTCR LLC, a leading private equity firm (“GTCR”), pursuant to a membership interests purchase agreement, dated November 16, 2023 (the “Purchase Agreement”), by and among the Company, Cloudbreak and Buyer (the “Sale” and all of the transactions contemplated by the Purchase Agreement, as supplemented by the terms and conditions of the Transaction Support Agreement (as defined below), including entry into the Escrow Agreement (as defined below), the Supplemental Indentures (as defined below) and any documents or instruments relating to the Fundamental Change Repurchase Offer (as defined below), collectively, the “Transactions”). We will utilize the proceeds from the Sale for payment in full or in part of the Company’s 2026 Notes and 2025 Notes, as well as other expenses related to the Transactions. The Transactions are expected to close (the “Closing”) in the first half of 2024, subject to obtaining customary regulatory and stockholder approval (such date, the “Closing Date”).
Pursuant to the terms of the Purchase Agreement, the “Cash Consideration” for the Sale means an amount equal to $180.0 million, with adjustments for debt as of immediately prior to the Closing and cash as of 11:59 p.m. (Delray Beach, Florida time) on the day immediately prior to the Closing Date (the “Calculation Time”), Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions. The consideration delivered to the Company at the Closing shall equal $180.0 million, subject to adjustments for the estimated closing debt and cash and the estimated unpaid expenses related to the Transactions (the “Estimated Cash Consideration”), with all such Estimated Cash Consideration to be delivered by Buyer to an escrow agent (the “Escrow Agent”) for deposit into certain segregated escrow accounts to be established pursuant to the Escrow Agreement, as described below. Following the Closing, in connection with a customary adjustment to the Cash Consideration, which adjustment is expected, in the absence of any disagreement, to be determined within 120 days following the Closing Date, to the extent that the Cash Consideration exceeds the Estimated Cash Consideration, a payment shall be made for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes of an amount equal to the amount by which the Cash Consideration exceeds the Estimated Cash Consideration (up to an excess equal to the amount of the Adjustment Escrow Amount (as defined below)). To the extent that following such customary adjustment to the Cash Consideration, the Estimated Cash Consideration is greater than the Cash Consideration, Buyer and the Company shall cause the Escrow Agent (including by delivering joint written instructions to the Escrow Agent) to make payment to Buyer (or its designees) of an amount equal to the lesser of (i) an amount equal to the amount by which the Estimated Cash Consideration exceeds the Cash Consideration, and (ii) the Adjustment Escrow Amount held in the Adjustment Escrow Account, including any dividends, interest, distributions and other income received in respect thereof, less any losses on investment thereof, less distributions thereof in accordance with the Purchase Agreement and the Escrow Agreement (as defined below) (the “Adjustment Escrow Funds”), in each case, from the Adjustment Escrow Account, and after any such payments are made to Buyer, the remaining Adjustment Escrow Funds (if any) shall be paid for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes.
Pursuant to the terms of the Purchase Agreement, prior to the Closing, the Company, Buyer and the Escrow Agent will enter into one or more escrow agreements in a customary form to be agreed upon as provided under the Purchase Agreement by Buyer, the Company, the Required Noteholders (as defined below) and the Escrow Agent (the “Escrow Agreement”), pursuant to which, at the Closing, Buyer will remit to the Escrow Agent all of the Estimated Cash Consideration to be deposited as follows: (i) $3.0 million (the “Adjustment Escrow Amount”) shall be deposited in a segregated escrow account to satisfy any downward adjustment to the Cash Consideration (the “Adjustment Escrow Account”); (ii) $27.0 million (the “Tax Escrow Amount”), subject to reduction if the Company and Buyer mutually determine prior to the Closing that the maximum possible amount of taxes that would become due and payable by the Company as a result of the Transactions (the “Maximum Seller Tax Amount”) should be less than $27.0 million, in which case the Tax Escrow Amount shall be reduced to an amount equal to the agreed-upon Maximum Seller Tax Amount, shall be deposited in a segregated escrow account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions (the “Tax Escrow Account”); provided, that any amounts remaining in the Adjustment

Escrow Account after the post-Closing adjustment or in the Tax Escrow Account after the payment of all taxes shall (x) if the Fundamental Change Repurchase Date (as defined in the Senior Secured Notes Indenture) has not yet occurred, be paid to the Notes Escrow Account (as defined below) by wire transfer of immediately available funds for purposes of making an offer to repurchase the 2026 Notes and the 2025 Notes, or (y) if the Fundamental Change Repurchase Date has occurred, be released to the Company (and held in a deposit account subject to a control agreement in favor of the Consenting Noteholders) for the sole purpose of complying with mandatory repurchase requirements set forth in the Senior Secured Notes Supplemental Indenture with respect to any remaining 2025 Notes; and (iii) the remaining portion of the Estimated Cash Consideration (such amount, the “Notes Escrow Amount”), shall be deposited in a segregated escrow account (the “Notes Escrow Account”, and together with the Adjustment Escrow Account and the Tax Escrow Account, the “Escrow Accounts”), the purpose of which shall be to fund the offer, on behalf of the Company, (a) to repurchase all of the Company’s 2026 Notes issued under the Unsecured Notes Indenture, which repurchase shall use a portion of the Notes Escrow Account, together with any dividends, interest, distributions and other income received in respect thereof, less any losses on investment thereof, less distributions thereof in accordance with the Purchase Agreement and the Escrow Agreement (the “Notes Escrow Fund”), which portion as of the date of the Purchase Agreement and based on certain assumptions that are subject to change, is currently estimated to be equal to $115.0 million, and which payment is expected to occur on or around June 3, 2024, together with the payment of any other amounts to be made to the 2026 Noteholders concurrently with the payment of such portion of the Notes Escrow Funds as specified by the Unsecured Notes Indenture following a Fundamental Change (as such term is defined in the Unsecured Notes Indenture), which other amounts may be paid using amounts of the Notes Escrow Funds, and (b) in addition to the repurchase of up to all of the 2026 Notes, to repurchase in accordance with the terms of the Senior Secured Notes Indenture (as defined below) in the event of a Fundamental Change (as defined in the Senior Secured Notes Indenture) the maximum principal amount of the Company’s 2025 Notes issued under the Senior Secured Notes Indenture, which, as of the date of the Purchase Agreement and based on certain assumptions that are subject to change and presuming that all of the 2026 Noteholders accept the repurchase of the 2026 Notes as well as any other amounts of the Notes Escrow Funds paid in respect of the repurchase of the 2026 Notes, is estimated to be approximately $25.8 million, and the Company, in accordance with such terms of the Senior Secured Notes Indenture, shall make such payments of other amounts required to be made in connection with such repurchase, which other amounts may be paid using amounts of the Notes Escrow Funds, such that following the payment of the amounts to be paid for such initial repurchase of the 2025 Notes, which payment is expected to occur on or around June 3, 2024, a portion of the 2025 Notes shall remain outstanding (which, as of the date of the Purchase Agreement and based on certain assumptions that are subject to change, is estimated to be approximately $31.4 million in aggregate principal amount), the terms of which shall be governed by the 2025 Notes and the Senior Secured Notes Indenture and the Senior Secured Notes Supplemental Indenture (it being acknowledged and agreed that all of the 2025 Noteholders that have not signed the Transaction Support Agreement will be repurchased in full with respect to their 2025 Notes to the extent such noteholders so elect and all of the 2025 Noteholders that have signed the Transaction Support Agreement will be partially repurchased with respect to their 2025 Notes on a pro rata basis). In the event that any amounts remain outstanding of the Notes Escrow Funds, those amounts shall be used to offer to repurchase in part such anticipated outstanding amount of the 2025 Notes in accordance with the terms of the Senior Secured Notes Indenture in the event of a Fundamental Change (as such term is defined in the Senior Secured Notes Indenture). Furthermore, any repurchases of the 2025 Notes in accordance with the Purchase Agreement will be made at a premium of 5.0% to the principal amount of such 2025 Notes.
In connection and concurrently with the entry into the Purchase Agreement, the Company, Cloudbreak and Buyer entered into a transaction support agreement, dated as of November 16, 2023 (the “Transaction Support Agreement”), with certain beneficial holders of the 2025 Notes (being the holders of at least 69% of the 2025 Notes, the “Consenting Senior Secured Noteholders”) and certain beneficial holders of the 2026 Notes (being the holders of at least 88% of the 2026 Notes, the “Consenting Unsecured Noteholders”, and together with the Consenting Senior Secured Noteholders, the “Consenting Noteholders”), pursuant to which the parties have agreed, among other things, to support the Purchase Agreement and the Transactions and to enter into and effect the Escrow Agreements, Supplemental Indentures in connection with the Fundamental Change Repurchase Offer to be made by the Company and each other Definitive Document (as defined in the Transaction Support Agreement), in each case, subject to the terms and conditions set forth in the Transaction Support Agreement.
The Transaction Support Agreement provides that (i) the Company and Cloudbreak will abide by the proceeds waterfall set forth in the Purchase Agreement as described above, the Escrow Agreements and the Supplemental Indentures, including, for the avoidance of doubt, releasing the Notes Escrow Funds as set forth in the Escrow Agreement, commencing offers to repurchase the 2025 Notes and the 2026 Notes in accordance with the terms of the applicable Indenture as a result of any or all of the Transactions constituting a Fundamental Change (as such term is defined in each of the Indentures) under the applicable Indenture (each, a “Fundamental Change Repurchase Offer”) and delivering the applicable Fundamental Change Company Notices (as such terms are defined in each of the Indentures) pursuant to the applicable Indenture, in each case, at the times and pursuant to the terms specified in the Supplemental Indentures; (ii) the Buyer will abide by the proceeds waterfall set forth in the Purchase Agreement as described above, the Escrow Agreements and the Supplemental Indentures, including, for the avoidance of doubt, depositing and releasing the Escrow Funds as set forth in the Escrow Agreement; and (iii) the Consenting Noteholders will, so long as the Company complies with the applicable terms, conditions and procedures set forth in the Indentures, participate in and comply with the terms set forth in respect of any Fundamental Change Company Notice given under (and as defined in) the respective Indenture and applicable Supplemental Indenture in connection with each relevant Fundamental Change Repurchase Offer. The Company and each Consenting Noteholder, in their separate and individual capacities, represent in the Transaction Support Agreement that, as of the date thereof and to the best of their knowledge, and assuming that all coupon payments on the 2025 Notes and the 2026 Notes due prior to June 3, 2024 are paid in full: if the Sale were to occur on March 15, 2024, (i) the outstanding amount due and payable in the aggregate to the 2025 Noteholders arising under or in connection with a Fundamental Change Repurchase Offer under the Senior Secured Notes Indenture to be consummated on June 3, 2024 would be $62.2 million, consisting of (a) $57.2 million in aggregate principal amount of the 2025 Notes (assuming 100% participation), (b) $2.9 million premium payable in respect of the 2025 Notes, and (c) $2.1 million in accrued and unpaid interest; and (ii) the outstanding amount due and payable in the aggregate to the 2026 Noteholders arising under or in connection with a Fundamental Change Repurchase Offer under the Unsecured Notes Indenture to be consummated on June 3, 2024 would be $119.6 million, consisting of (x) $115.0 million in aggregate principal amount of the 2026 Notes (assuming 100% participation) and (y) $4.6 million of accrued and unpaid interest.
In accordance with the terms of the Purchase Agreement and the Transaction Support Agreement, the Company and the Indenture Trustee will enter into a supplement to the Senior Secured Notes Indenture, to be agreed and effected no later than December 20, 2023 (the “Senior Secured Notes Supplemental Indenture”), that will, among other things (a) provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Senior Secured Notes Indenture resulting from the commencement of the Chapter 11 cases (the “2025 Indenture Events of Default”); (b) rescind, with respect to the Company and Cloudbreak, the acceleration of the 2025 Notes resulting from the occurrence of the foregoing events of default (the “2025 Notes Acceleration”); (c) provide for certain changes to certain of the definitions in the Senior Secured Notes Indenture, including “Permitted Indebtedness”; (d) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; (e) provide a carveout for the Sale from the terms of the Senior Secured Notes Indenture with respect to mergers and sale transactions; and (f) delete the rule prohibiting repurchases in connection with a Fundamental Change (as defined in the Senior Secured Notes Indenture) arising from the Sale at the time the 2025 Notes have been accelerated, and will modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting Noteholders in respect of the Sale to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from the Escrow Accounts), in each case, at a 5.0% premium to the principal amount of such 2025 Notes.
In addition, in accordance with the terms of the Purchase Agreement and the Transaction Support Agreement, the Company and the Indenture Trustee will enter into a supplement to the Unsecured Notes Indenture, to be agreed and effected no later than December 20, 2023 (the “Unsecured Notes Supplemental Indenture” and together with the Senior Secured Notes Supplemental Indenture, the “Supplemental Indentures”), that will, among other things (a) provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Unsecured Notes Indenture resulting from the 2025 Notes Acceleration and the commencement of the Chapter 11 cases (the “2026 Indenture Events of Default” and together with the 2025 Indenture Events of Default, the “Specified Defaults”); (b) add each subsidiary of the Company, other than any subsidiary of the Company that is, as of the date of the Unsecured Notes Supplemental Indenture, a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, as a guarantor of the obligations under the 2026 Notes pursuant to the Unsecured Notes Indenture; (c) cause the Company and each of its subsidiaries, other than any subsidiary of the Company that is, as of the date of the Unsecured Notes Supplemental Indenture, a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (d) in connection with those items described in clauses (b) and (c) above, incorporate provisions similar to those in the Senior Secured Notes Indenture including with respect to covenants and events of default and as modified by the Senior Secured Notes Supplemental Indenture; and (e) provide a carveout for the Sale from the terms of the Unsecured Notes Indenture with respect to mergers and sale transactions.
Pursuant to the Transaction Support Agreement, each of the Company and Cloudbreak has agreed (severally and not jointly) to (a) grant liens in favor of the 2025 Noteholders and 2026 Noteholders with respect to the Escrow Accounts and the funds held therein, as applicable, subject to the terms of the Supplemental Indentures and any related intercreditor agreements; and (b) in connection with the Unsecured Notes Supplemental Indenture, grant a second priority lien on the assets of the Company and Cloudbreak and any subsidiaries of the Company and Cloudbreak that are not at such time a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, provided, that any such liens on the issued and outstanding equity interests of Cloudbreak or the assets of Cloudbreak and its subsidiaries will be released at or prior to the Closing.
The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. However, given the events described above, in particular, the filing of the Chapter 11 cases by the Debtors which constituted an event of default under the Indentures that accelerated the obligations of the Company with respect to the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern. However, upon the entry into the Supplemental Indentures pursuant to the terms of the Transaction Support Agreement, the Specified Defaults will each be waived and the 2025 Notes Acceleration will be rescinded.
Deconsolidation of UpHealth Holdings, Inc. and Subsidiaries
As a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” we determined that a reconsideration event occurred on September 19, 2023, which required us to reassess whether UpHealth Holdings was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in UpHealth Holdings. Based on this assessment, we concluded that UpHealth Holdings was a VIE, and furthermore, that we no longer had the ability to direct any activities of UpHealth Holdings and no longer have a controlling financial interest. As a result, effective September 30, 2023, we deconsolidated UpHealth Holdings and recorded a $59.1 million gain on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the fair value of UpHealth Holdings of $75.6 million and the carrying amount of UpHealth Holdings’ assets and liabilities as of September 30, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material. The fair value of UpHealth Holdings, which is included in equity investment in our unaudited condensed consolidated balance sheets, was determined based upon generally accepted valuation approaches, including the income and market approaches.
Further, we assessed the prospective accounting for our equity investment in UpHealth Holdings. Since we no longer had the ability to exercise significant influence over operating and financial policies of UpHealth Holdings, we concluded the investment should be accounted for utilizing the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 321, Investments - Equity Securities (“ASC 321”) measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.
The financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements.

The following table sets forth details of the unaudited condensed consolidated balance sheet of UpHealth Holdings and subsidiaries, which was deconsolidated effective September 30, 2023:

(In thousands)	As of September 30, 2023
Cash and cash equivalents	$35,606
Accounts receivable, net	4,647
Inventories	17
Due from related parties	3,681
Prepaid expenses and other current assets	457
Property and equipment, net	694
Operating lease right-of-use assets	3,615
Goodwill	38,376
Other assets	499
Total assets	87,592
Accounts payable	1,986
Accrued expenses	57,626
Deferred revenue, current	3,646
Due to related party	12,439
Related-party debt	181
Lease liabilities, current	1,591
Other liabilities, current	641
Lease liabilities, noncurrent	2,903
Additional paid in capital	450,096
Accumulated deficit	(461,477)
Noncontrolling interests	1,457
Total liabilities and stockholder's equity	71,089
Carrying value of Holdings and subsidiaries at deconsolidation	16,503
Fair value of Holdings and subsidiaries at deconsolidation	75,568
Gain on deconsolidation of equity investment	$59,065
Deconsolidation of Glocal
As a result of events which occurred in the three months ended September 30, 2022, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal Healthcare Systems Private Limited (“Glocal”), which was included in our Virtual Care Infrastructure segment, was a VIE and whether we continued to have a controlling financial interest in

Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer had the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of July 1, 2022. The probability-weighted fair value of Glocal, which is included in equity investment in our unaudited condensed consolidated balance sheets, incorporated scenarios where control of Glocal was gained and Glocal would continue as a going concern, control of Glocal was gained and Glocal would need to be liquidated, and control of Glocal was not gained and the equity investment in Glocal would be worthless. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. In the nine months ended September 30, 2023, there has been no change in the status of Glocal, and accordingly, we continue to account for it as an equity investment. If through legal processes we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.
The financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Reverse Stock Split
On December 5, 2022, our stockholders approved an amendment to our Second Amended and Restated Certificate of Incorporation (the “Certificate of Amendment”) to effect a reverse split of the outstanding shares of our common stock, par value $0.0001 per share, at a specific ratio within a range of 4:1 to 10:1, with the specific ratio to be fixed within this range by our board of directors in its sole discretion without further stockholder approval (the “Reverse Stock Split”). Our board of directors fixed the Reverse Stock Split ratio at 10:1, such that each ten shares of common stock were combined and reconstituted into one share of common stock effective December 8, 2022. Except as noted, all share, stock option, restricted stock unit (“RSU”), and per share information throughout this Quarterly Report has been retroactively adjusted to reflect this Reverse Stock Split.
Sale of Innovations Group
On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, Inc. (“Innovations Group”), to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement (the “Stock Purchase Agreement”), dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. See Note 3. Significant Transactions, for further information.
UpHealth Holdings, Inc. Debtor-In-Possession Condensed Consolidated Balance Sheet
The following table sets forth details of the unaudited condensed consolidated balance sheet of UpHealth Holdings, which was deconsolidated effective September 30, 2023. No condensed consolidated statement of operations (debtor-in-possession) or condensed consolidated statement of cash flows (debtor-in-possession) have been presented for UpHealth Holdings, as the deconsolidation occurred on September 30, 2023.

UPHEALTH HOLDINGS
(DEBTOR-IN-POSSESSION)
CONDENSED CONSOLIDATED BALANCE SHEET
(In thousands, unaudited)

September 30, 2023
ASSETS
Cash and cash equivalents	$34,268
Investment in subsidiaries	231,078
Total assets	265,346

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	200
Accrued expenses	37,830
Due to related party	7,813
Total liabilities	45,842
Additional paid in capital	450,096
Accumulated deficit	(230,592)
Total stockholders’ equity	219,504
Total liabilities and stockholders’ equity	$265,346

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
In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations in the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2022.
Our unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. As described in Note 1. Organization and Business, our Glocal subsidiary was deconsolidated effective July 1, 2022 and our UpHealth Holdings subsidiary was deconsolidated effective September 30, 2023.
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
•The valuation of equity investments, including our determination of the carrying value of Glocal and UpHealth Holdings;

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
Equity Investment
As discussed in Deconsolidation of Equity Investment in Note 1. Organization and Business, as of September 30, 2023 and December 31, 2022, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Additionally, as of September 30, 2023, we held an interest in the privately-held equity securities of UpHealth Holdings in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investments should be accounted for utilizing the ASC 321 measurement alternative, whereby the investments were measured at cost and will continue to be evaluated for any indicators of impairment.
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
Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with Accounting Standards Codification Topic (“ASC”) 842. This ASU was effective for us on January 1, 2023, and the adoption did not have a material effect on our unaudited condensed consolidated financial statements.
Reclassifications

Certain prior period amounts have been reclassified on our unaudited condensed consolidated statements of operations to conform to the current year presentation as shown below:

	Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
	As Reported	Reclassifications	As Adjusted	As Reported	Reclassifications	As Adjusted
Revenues:
Services	$27,600	$—	$27,600	$81,382	$—	$81,382
Licenses and subscriptions	2,019	—	2,019	10,612	—	10,612
Products	9,047	—	9,047	26,312	—	26,312
Total revenues	38,666	—	38,666	118,306	—	118,306
Costs of revenues:
Services	13,440	1,473	14,913	42,647	4,256	46,903
License and subscriptions	463	—	463	913	—	913
Products	6,264	—	6,264	18,550	—	18,550
Total costs of revenues	20,167	1,473	21,640	62,110	4,256	66,366
Gross profit	18,499	(1,473)	17,026	56,196	(4,256)	51,940
Operating expenses:
Sales and marketing	4,771	(123)	4,648	10,983	638	11,621
Research and development	2,231	(56)	2,175	5,600	344	5,944
General and administrative	13,922	(1,294)	12,628	42,213	(5,238)	36,975
Depreciation and amortization	3,336	—	3,336	13,272	—	13,272
Stock-based compensation	2,126	—	2,126	4,588	—	4,588
Impairment of goodwill, intangible assets, and other long-lived assets	106,096	—	106,096	112,345	—	112,345
Acquisition, integration, and transformation costs	6,049	—	6,049	15,182	—	15,182
Total operating expenses	138,531	(1,473)	137,058	204,183	(4,256)	199,927
Loss from operations	(120,032)	—	(120,032)	(147,987)	—	(147,987)
Other income (expense):
Interest expense	(6,708)	—	(6,708)	(20,306)	—	(20,306)
Loss on deconsolidation of subsidiary	(37,708)	—	(37,708)	(37,708)	—	(37,708)
Gain (loss) on fair value of derivative liability	223	—	223	6,893	—	6,893
Loss on extinguishment of debt	(14,610)	—	(14,610)	(14,610)	—	(14,610)
Other income, net, including interest income	32	—	32	220	—	220
Total other income (expense)	(58,771)	—	(58,771)	(65,511)	—	(65,511)
Loss before income tax benefit	(178,803)	—	(178,803)	(213,498)	—	(213,498)
Income tax benefit	13,219	—	13,219	17,744	—	17,744
Net loss	(165,584)	—	(165,584)	(195,754)	—	(195,754)
Less: net income (loss) attributable to noncontrolling interests	178	—	178	(109)	—	(109)
Net loss attributable to UpHealth, Inc.	$(165,762)	$—	$(165,762)	$(195,645)	$—	$(195,645)
Certain other prior period amounts have been reclassified on our unaudited condensed consolidated balance sheets to conform with our current period presentation.
3. Significant Transactions
Sale of Innovations Group

On February 26, 2023, we agreed to sell 100% of the outstanding capital stock of our wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to the Stock Purchase Agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022, and the financial position of Innovations Group as of December 31, 2022 are included in our unaudited condensed consolidated financial statements.
In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of December 31, 2022. Assets and liabilities that were classified as held for sale were $65.3 million and $11.1 million, respectively, as of December 31, 2022. There were no businesses classified as held for sale as of September 30, 2023.
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

4. Revenues
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Revenues by geography consisted of the following:

	Three months ended September 30,		Nine months ended September 30,
(In thousands)	2023	2022	2023	2022
Americas	$32,681	$38,666	$112,649	$111,402
Asia	—	—	—	6,904
Total revenues	$32,681	$38,666	$112,649	$118,306
Our revenues are entirely derived from the healthcare industry. Revenues recognized over-time were approximately 96% and 75% of the total revenues in the three months ended September 30, 2023 and 2022, respectively. Revenues recognized at a point-in-time were approximately 4% and 25% of the total revenues in the three months ended September 30, 2023 and 2022, respectively. Revenues recognized over-time were approximately 85% and 73% of the total revenues in the nine months ended September 30, 2023 and 2022, respectively. Revenues recognized at a point-in-time were approximately 15% and 27% of the total revenues in the nine months ended September 30, 2023 and 2022, respectively.
Contract Assets
There were no impairments of contract assets, consisting of unbilled receivables, in the three and nine months ended September 30, 2023 and 2022.
The change in contract assets was as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Unbilled receivables, beginning of period	$694	$784
Reclassifications to billed receivables	(694)	(784)
Revenues recognized in excess of period billings	603	896
Deconsolidation of subsidiary	(603)	—
Unbilled receivables, end of period	$—	$896
Contract Liabilities
The change in contract liabilities, consisting of deferred revenue, was as follows:

	Nine Months Ended September 30,
(In thousands)	2023	2022
Deferred revenue, beginning of period	$2,738	$2,649
Revenues recognized from balances held at the beginning of the period	(2,760)	(2,023)
Revenues deferred from period collections on unfulfilled performance obligations	3,720	4,403
Deconsolidation of subsidiary	(3,646)	(622)
Deferred revenue, end of period	$52	$4,407
As of September 30, 2023, the deferred revenue is expected to be recognized within a year, and as such, is classified as current on the condensed consolidated balance sheets. Revenues recognized ratably over time are generally billed in advance and includes software-as-a-service (“SaaS”) internet hosting, subscriptions, construction of digital hospitals and dispensaries, and related consulting, implementation, services support, and advisory services.
Revenues recognized as delivered over time include professional services billed on a time and materials basis, and fixed fee professional services and training classes that are primarily billed, delivered, and recognized within the same reporting period.
Approximately 0.4% and 2.5% of revenues recognized in the three and nine months ended September 30, 2023, were from the deferred revenue balance existing as of December 31, 2022. Approximately 0.1% and 1.7% of revenues recognized in the three and nine months ended September 30, 2022, were from the deferred revenue balance existing as of December 31, 2021.

5. Supplemental Financial Statement Information
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Impairment of goodwill, intangible assets, and other long-lived assets consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Impairment of goodwill	$34,632	$89,149	$42,924	$94,643
Impairment of intangible assets	4,203	16,947	4,203	17,627
Impairment of long-lived assets	2,382	—	2,831	75
Total impairment of goodwill, intangible assets, and other long-lived assets:	$41,217	$106,096	$49,958	$112,345
The impairment of goodwill in the nine months ended September 30, 2023 includes a goodwill impairment charge of $1.9 million related to our Pharmacy business, which was classified as held for sale as of December 21, 2022 and was sold in the second quarter of 2023.
Property and equipment consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Leasehold improvements	$—	$868
Electrical and other equipment	—	21
Computer equipment, furniture and fixtures	16,790	16,222
Vehicles	9	302
Capitalized software development costs	4,967	4,404
Capitalized software development costs in progress	1,469	2,590
	23,235	24,407
Accumulated depreciation and amortization	(13,007)	(10,338)
Total property and equipment, net	$10,228	$14,069
Depreciation expense was $1.8 million and $1.8 million in the three months ended September 30, 2023 and 2022, respectively, and $5.0 million and $5.1 million in the nine months ended September 30, 2023 and 2022, respectively.
In the three and nine months ended September 30, 2023, we recorded impairment charges on long-lived assets of $2.4 million and $2.8 million, respectively, in the Integrated Care Management segment.
Accrued expenses consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Accrued professional fees	$4,733	$14,245
Accrued products and licenses	—	17,820
Accrued interest on debt	2,474	741
Accrued payroll and bonuses	3,763	5,163
Income tax payable	62	388
Other accruals	—	794
Total accrued expenses	$11,032	$39,151
Other liabilities, noncurrent consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
Derivative liability, noncurrent	$59	$56
Warrant liabilities, noncurrent	17	9
Other liabilities, noncurrent	71	662
Total other liabilities, noncurrent	$147	$727
Other income, net, including interest income consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Gain (loss) on fair value of warrant liabilities	$—	$—	$(8)	$190
Other income, net, including interest income	295	32	433	30
Total other income, net, including interest income	$295	$32	$425	$220
6. Intangible Assets
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of September 30, 2023:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of September 30, 2023	$12,975	$5,825	$13,675	$32,475
Accumulated amortization	(2,995)	(2,641)	(3,156)	(8,792)
Intangible assets, net as of September 30, 2023	$9,980	$3,184	$10,519	$23,683

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of December 31, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of December 31, 2022	$15,242	$10,634	$17,613	$43,489
Accumulated amortization	(3,295)	(4,762)	(4,070)	(12,127)
Intangible assets, net as of December 31, 2022	$11,947	$5,872	$13,543	$31,362

In the three and nine months ended September 30, 2023, we recorded an impairment charge of $4.2 million in the Integrated Care Management segment. In the three months ended September 30, 2022, we recorded impairment charges of $16.9 million, consisting of $16.8 million in our Integrated Care Management segment and $0.1 million in our Services segment. In the nine months ended September 30, 2022, we recorded impairment charges of $17.6 million, consisting of $16.8 million in our Integrated Care Management segment and $0.8 million in our Services segment.
The estimated useful lives of trade names are 3-10 years, the estimated useful lives of technology and intellectual property are 5-7 years, and the estimated useful life of customer relationships is 10 years.
Amortization expense was $1.2 million and $2.7 million in the three months ended September 30, 2023 and 2022, respectively. Amortization expense was $3.5 million and $12.0 million in the nine months ended September 30, 2023 and 2022, respectively.
The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
Remaining 2023	$364	$286	$345	$995
2024	1,298	1,165	1,368	3,831
2025	1,298	1,165	1,368	3,831
2026	1,298	568	1,368	3,234
2027	1,298	—	1,368	2,666
Thereafter	4,424	—	4,702	9,126
	$9,980	$3,184	$10,519	$23,683

7. Goodwill
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
As a result of UpHealth Holdings filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 19, 2023 (See Note 1. Organization and Business, for further information), which was determined to be an indicator of impairment, we performed a goodwill impairment assessment as of September 30, 2023. As a result, in the three months ended September 30, 2023, we recorded a $34.6 million impairment charge in our Integrated Care Management segment. In the nine months ended September 30, 2023, we recorded a $41.0 million impairment charge, consisting of $34.6 million in our Integrated Care Management segment and $6.4 million in our Services segment.
As a result of indicators of impairment identified in the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of the carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments were below the carrying value primarily due to the recent change in our market valuation and financial performance and recorded a goodwill impairment in the amount of $89.1 million, consisting of $87.5 million in our Integrated Care Management segment and $1.6 million in our Services segment. In the nine months ended September 30, 2022, we recorded a $94.6 million impairment charge, consisting of $87.5 million in our Integrated Care Management segment and $1.6 million in our Services segment, and as a result of measurement period adjustments in our Virtual Care Infrastructure segment, we increased goodwill in the amount of $5.5 million, which was immediately impaired.
The carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance as of December 31, 2022	$159,675
Impairments	(40,989)
Deconsolidation of subsidiary	(38,376)
Balance as of September 30, 2023	$80,310

8. Debt
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1.

Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
Debt consisted of the following:

(In thousands)	September 30, 2023	December 31, 2022
2025 Notes	$115,000	$67,500
2026 Notes	57,227	115,000
Total debt	172,227	182,500
Less: unamortized original issue and debt discount	(28,338)	(36,538)
Total debt, net of unamortized original issue and debt discount	143,889	145,962
Less: current portion of debt	(143,889)	—
Noncurrent portion of debt	$—	$145,962
2025 Senior Secured Convertible Notes and Indenture
On August 12, 2022, we entered into the Senior Secured Notes Indenture with the Indenture Trustee in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of 2025 Notes issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock, following the reverse stock split, with a value of $0.7 million. The 2025 Notes are convertible following the reverse split of our shares into 3,857,142 shares of our common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require us to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that we sell assets with net proceeds in excess of $15.0 million, then it will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. We may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. We will settle conversions solely in shares of its common stock, except for payments of cash in lieu of fractional shares.
As discussed in Note 3. Significant Transactions, on May 11, 2023 we completed the sale of 100% of the outstanding capital stock of Innovations Group. In accordance with the terms and conditions set forth in the Senior Secured Notes Indenture, on June 9, 2023, we commenced an offer to purchase up to $10.3 million (representing 20% of the net proceeds from the sale subject to adjustment to maintain the authorized denominations of the 2025 Notes) in aggregate principal amount of our 2025 Notes for cash, at a repurchase price per Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest (if any), from the holders of the 2025 Notes (the “Offer”). On June 15, 2023, we completed the repurchase of $10.3 million in aggregate principal amount of 2025 Notes, which were validly tendered and accepted for repurchase by us in accordance with the terms and conditions of the Offer (the “Note Repurchase”), representing 15.22% of the outstanding principal amount of the 2025 Notes before the Note Repurchase. Following the completion of the Note Repurchase, there is $57.2 million in aggregate principal amount of 2025 Notes outstanding.
Total interest expense related to the 2025 Notes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual variable interest expense	$2,126	$982	$6,764	$982
Debt issuance costs amortization	138	79	709	79
Total interest expense	$2,264	$1,061	$7,473	$1,061
Included in the debt issuance costs amortization in the three and nine months ended September 30, 2023 was a write-off of $0.3 million, which was the proportionate share of the remaining debt issuance costs related to the repurchased 2025 Notes.
In March 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.03% for our June 15, 2023 interest payment date. In June 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.25% for our September 15, 2023 interest payment date. In September 2023, the Indenture Trustee, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.41% for our December 15, 2023 interest payment date.
The filing of the Chapter 11 case by UpHealth Holdings constitutes an event of default that accelerated our obligations under the Senior Secured Indenture. The Senior Secured Notes Indenture provides that upon the filing of the Chapter 11 case, the principal and interest due thereunder shall be immediately due and payable. However, pursuant to the terms of the November 16, 2023 Transaction Support Agreement, we will enter into a Supplemental Indenture to the Senior Secured Notes Indenture which will, among other things, (a) provide for the waiver, with respect to us and Cloudbreak, of the specified events of default under the Senior Secured Notes Indenture resulting from the commencement of the Chapter 11 cases and (b) rescind, with respect to us and Cloudbreak, the acceleration of the 2025 Notes resulting from the occurrence of the foregoing events of default.
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
On June 15, 2021, in connection with the closing of the Business Combinations, we entered into the Unsecured Notes Indenture with the Indenture Trustee, in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of 2026 Notes that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Unsecured Notes Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of September 30, 2023 and December 31, 2022, the fair value of the derivative was $59 thousand and $0.1 million, respectively, all of which was included in other liabilities, noncurrent, in our unaudited condensed consolidated balance sheets.
The filing of the Chapter 11 case by UpHealth Holdings constitutes an event of default that accelerated our obligations under the Unsecured Notes Indenture. The Unsecured Notes Indenture provides that upon the filing of the Chapter 11 case and the acceleration of the obligations under the Senior Secured Notes Indenture, the principal and interest due thereunder shall be immediately due and payable. However, pursuant to the terms of the November 16, 2023 Transaction Support Agreement, we will enter into a Supplemental Indenture to the Unsecured Notes Indenture which will, among other things, provide for the waiver, with respect to us and Cloudbreak, of the specified events of default under the Unsecured Notes Indenture resulting from the acceleration of the 2025 Notes resulting from the occurrence of the event of default of the Senior Secured Notes Indenture and the commencement of the Chapter 11 cases.
Total interest expense related to the 2026 Notes consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2023	2022	2023	2022
Contractual fixed interest expense	$1,874	$2,184	$5,468	$7,184
Derivative accretion	2,210	2,730	6,629	8,899
Debt issuance costs amortization	287	351	862	1,152
Total interest expense	$4,371	$5,265	$12,959	$17,235
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
Seller Notes
As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of both September 30, 2023 and December 31, 2022, the seller notes totaled zero.
Accrued interest payable was zero as of both September 30, 2023 and December 31, 2022. Interest expense was zero and $0.3 million in the three months ended September 30, 2023 and 2022, respectively. Interest expense was zero and $1.2 million in the nine months ended September 30, 2023 and 2022, respectively.

9. Fair Value of Financial Instruments
We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of September 30, 2023 and December 31, 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.
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

	September 30, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$59	$59
Warrant liability	—	17	—	17
	$—	$17	$59	$76

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Liabilities:
Derivative liability	$—	$—	$56	$56
Warrant liability	—	9	—	9
	$—	$9	$56	$65

Money Market Funds
As of September 30, 2023 and December 31, 2022, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels in the three and nine months ended September 30, 2023 and the year ended December 31, 2022.
The fair value and amortized cost of our cash equivalents - money market funds were both zero as of September 30, 2023.
Cash equivalents as of December 31, 2022 were as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Derivative Liability
As of September 30, 2023 and December 31, 2022, the fair value of the derivative was $59 thousand and $56 thousand, respectively, which was included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets. Other income, net in the three months ended September 30, 2023 and 2022 included a gain on the fair value of the derivative liability of zero and $0.2 million, respectively. Other income, net in the nine months ended September 30, 2023 and 2022 included a loss on the fair value of the derivative liability of $3 thousand and a gain on the fair value of the derivative liability of $6.9 million, respectively
The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	September 30, 2023	December 31, 2022
Stock price	$1.90	$1.63
Volatility	100.0%	95.0%
Risk free rate	4.51%	4.17%
Exercise price	$106.50	$106.50
Expected life (in years)	2.95	3.44
Conversion periods	5 months-3 years	2-4 years
Future share price	$5.90-$594.30	$0.10-$405.60

2021 Private Placement Warrants and 2021 PIPE Warrants

As of September 30, 2023, the fair value of the 2021 Private Placement Warrants (the “2021 Private Placement Warrants”) and the 2021 PIPE Warrants (the “2021 PIPE Warrants”) was determined to be $0.02 per warrant, totaling $11 thousand and $6 thousand respectively, and are included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets. As of December 31, 2022, the fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants was determined to be $0.01 per warrant, totaling $6 thousand and $3 thousand respectively, and are included in other liabilities, noncurrent in our unaudited condensed consolidated balance sheets.
Gain or loss due to the fair value changes in the 2021 Private Placement Warrants and the 2021 PIPE Warrants, both of which are included in other income, net in our unaudited condensed consolidated statements of operations, consisted of the following:

(In thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Gain (loss) on fair value of Private Placement warrant liabilities	$—	$—	$(5)	$124
Gain (loss) on fair value of PIPE warrant liabilities	—	—	(3)	66
	$—	$—	$(8)	$190
There were no transfers between fair value levels in the three and nine months ended September 30, 2023 and 2022.

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
On June 6, 2023, 100,000 Pre-Funded Warrants were exercised and on August 17, 2023, 549,000 Pre-Funded Warrants were exercised, bringing the total outstanding to 701,000 as of September 30, 2023.
Common Stock Reserved for Future Issuance
The following table summarizes shares of common stock reserved for future issuance as of September 30, 2023 (recorded on a post-reverse split basis):

(In thousands)	Number of Shares
Restricted stock units outstanding	1,912
Stock options outstanding	54
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of 2021 Public Warrants	1,725
Shares issuable upon conversion of 2021 Private Warrants	57
Shares issuable upon conversion of 2021 PIPE Warrants	29
Shares issuable upon conversion of the 2023 Private Placement Series A Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Series B Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Pre-Funded Warrants	701
Shares available for future grant under 2021 EIP	840
16,255

2015 Cloudbreak Incentive Plan

The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding as of December 31, 2022	138	$50.76
Options exercised	—	$—
Outstanding as of March 31, 2023	138	$50.76
Options forfeited or expired	(84)	$53.00
Outstanding as of June 30, 2023	54	$47.35
Options forfeited or expired	—	$—
Outstanding as of September 30, 2023	54	$47.35

2021 Equity Incentive Plan

The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	878	$6.61
RSUs granted	663	$2.03
RSUs vested and released	(82)	$16.09
RSUs forfeited	(118)	$7.10
Outstanding as of March 31, 2023	1,341	$3.91
RSUs granted	1,000	$1.56
RSUs vested and released	(277)	$5.67
RSUs forfeited	(42)	$1.95
Outstanding as of June 30, 2023	2,022	$2.55
RSUs granted	—	$—
RSUs vested and released	(45)	$8.68
RSUs forfeited	(425)	$1.83
Outstanding as of September 30, 2023	1,552	$2.56

2023 Inducement Equity Incentive Plan

On May 1, 2023, our Board of Directors approved up to 700,000 shares to be issued under a 2023 Inducement Equity Incentive Plan, the “2023 IEIP”. The following table summarizes our RSU activity under the 2023 IEIP:

	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
RSUs granted	200	$1.24
Outstanding as of June 30, 2023	200	$1.24
RSUs granted	160	$1.01
Outstanding as of September 30, 2023	360	$1.14

Subsequent to September 30, 2023, 545,889 RSUs were canceled under the 2021 EIP and 160,000 RSUs were canceled under the 2023 IEIP due to the elimination of 20 positions at UpHealth, Inc. and 295,625 RSUs were accelerated in connection with the departure of our former Chief Executive Officer.

11. Income Taxes
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
The income tax benefit (expense) was zero and $13.2 million in the three months ended September 30, 2023 and 2022, respectively. The income tax benefit (expense) was $(0.9) million and $17.7 million in the nine months ended September 30, 2023 and 2022, respectively.
Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of September 30, 2023. However, we expect to suffer income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards. In the nine months ended September 30, 2023, we recorded discrete tax items totaling $0.6 million related to the sale of Innovations Group.
The Internal Revenue Service (“IRS”) audited the 2008 and 2009 tax returns for a business in our Integrated Care Management segment for the proper year of inclusion of approximately $15.0 million long-term capital gain on the license of certain intellectual property rights. The business originally reported the gain on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and the business passed the gain through to its shareholders. The IRS has asserted that the business owes C Corporation tax of approximately $5.0 million for 2008, or in the alternative, the business owes C Corporation tax of approximately $5.0 million for 2009 as a built-in gain. In addition, the business could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% per year, compounded annually, resulting in potential interest of approximately $3.0 million. The IRS has not asked that penalties be imposed.

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the former shareholders of the business for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment; however, the business prevailed, and the motion was denied. In January 2020, the business filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009. The IRS filed an objection to the business’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing the business’ motion. Had the motion been granted, the need for a trial would have been obviated. The business filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware on October 20, 2023. As a result, the automatic stay imposed by section 362(a)(8) of the Bankruptcy Code became immediately effective, and, on October 30, 2023, the U.S. Tax Court entered an order staying all proceedings in the case. In addition, when we acquired the business in November 2020, all of the former shareholders of the business agreed to indemnify us for any losses as a result of this dispute with the IRS. This business is a subsidiary of UpHealth Holdings, which we deconsolidated as of September 30, 2023 (as discussed in Note 1. Organization and Business).

12. Earnings (Loss) Per Share
Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to UpHealth, Inc.	$(20,605)	$(165,762)	$(47,815)	$(195,645)
Denominator:
Weighted average shares outstanding	18,428	14,842	17,459	14,588
Diluted effect of stock options	—	—	—	—
Diluted effect of RSUs	—	—	—	—
Weighted average shares outstanding assuming dilution	18,428	14,842	17,459	14,588
Net income (loss) per share attributable to UpHealth, Inc.:
Basic	$(1.12)	$(11.17)	$(2.74)	$(13.41)
Diluted	$(1.12)	$(11.17)	$(2.74)	$(13.41)
The calculation of basic and dilutive earnings per share included the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Pre-funded warrants with an exercise price of $0.0001(1)	701	—	701	—
(1) The pre-funded warrants are included in the calculation of basic and dilutive earnings per share, as the shares are issuable for little consideration.
The calculation of basic and dilutive earnings per share excluded the following because the effect would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
2021 Public, Private and PIPE Warrants at a $115.00 per share conversion price	1,812	1,812	1,812	1,812
2023 Private Placement Series A and B Warrants at a $2.04 per share conversion price	6,000	—	6,000	—
Stock options	54	142	54	142
Restricted stock units	1,912	1,007	1,912	1,007
2025 Notes at a $17.50 per share conversion price(2)	3,857	3,857	3,857	3,857
2026 Notes at a $106.50 per share conversion price	1,080	1,080	1,080	1,080
Forward share purchase agreement	—	—	—	170
(2) Subject to the occurrence of certain corporate events.

13. Related Party Transactions

See Note 8. Debt, for related party debt.
See Note 16. Commitments and Contingencies, for leases with related parties.
We make guaranteed payments to related parties. Guaranteed payments aggregated $5 thousand and $1.3 million in the three months ended September 30, 2023 and 2022, respectively, and $0.6 million and $3.8 million in the nine months ended September 30, 2023 and 2022, respectively. These amounts are presented in costs of revenues in our unaudited condensed consolidated statements of operations. We had unpaid guaranteed payments of $1 thousand and $0.5 million as of September 30, 2023 and December 31, 2022, respectively, which is included in accrued expenses in our unaudited condensed consolidated balance sheets.
Due to related parties consisted of $2.5 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. Due from related parties consisted zero and $14 thousand as of September 30, 2023 and December 31, 2022.

14. Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:
•Virtual Care Infrastructure—consisting of U.S. Telehealth and International Telehealth businesses(3);
•Services—consisting of Behavioral and Pharmacy businesses(1)(2);
•Integrated Care Management—consisting of SaaS business(1); and
•Corporate—consisting of holding company.
(1) As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
(2) As discussed in Note 3. Significant Transactions, we completed the sale of Innovations Group, which comprised our Pharmacy business, on May 11, 2023. In addition, we substantially completed the wind down of a company within our Behavioral business in our Services segment in the three months ended June 30, 2023.
(3) As discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
We evaluate performance based on several factors, of which revenues, gross profit, and total assets are the primary financial measures:
Revenues by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$18,506	$14,978	$52,802	$47,423
Services	10,908	19,893	47,225	56,653
Integrated Care Management	3,267	3,795	12,622	14,230
Total revenues	$32,681	$38,666	$112,649	$118,306

Gross profit by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$10,789	$7,186	$29,444	$21,090
Services	5,593	6,986	23,232	19,465
Integrated Care Management	1,241	2,854	7,599	11,385
Total gross profit	$17,623	$17,026	$60,275	$51,940

Total assets by segment consisted of the following:

In thousands	September 30, 2023	December 31, 2022
Virtual Care Infrastructure	$134,877	$140,776
Services	—	124,980
Integrated Care Management	—	44,776
Corporate	100,267	29,272
Total assets	$235,144	$339,804

All long-lived assets were located in the U.S. as of September 30, 2023 and December 31, 2022.

15. Leases
As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial position of Glocal as of September 30, 2023 and December 31, 2022 and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.
The components of lease expense consisted of the following during the three and nine months ended September 30, 2023:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Finance lease costs:
Amortization of right-of-use assets	$814	$—	$814	$2,546	$—	$2,546
Interest on lease liabilities	75	—	75	244	—	244
Operating lease costs	487	98	585	1,796	294	2,090
Short-term lease costs	40	—	40	106	67	173
Variable lease costs	144	—	144	597	—	597
Sublease income	(111)	—	(111)	(353)	—	(353)
Total lease costs	$1,449	$98	$1,547	$4,936	$361	$5,297
Lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheet are as follows:

	September 30, 2023	December 31, 2022
In thousands	Third Party	Third Party	Related Party	Total
Assets
Finance lease right-of-use assets (included in property and equipment, net)	$4,696	$5,916	$—	$5,916
Operating lease right-of-use assets	1,653	5,819	1,394	7,213
Total leased assets	$6,349	$11,735	$1,394	$13,129

Liabilities
Lease liabilities, current:
Finance lease liabilities	$3,044	$3,023	$—	$3,023
Operating lease liabilities	620	2,130	322	2,452
Lease liabilities, current	$3,664	$5,153	$322	$5,475

Lease liabilities, noncurrent:
Finance lease liabilities	$1,821	$2,976	$—	$2,976
Operating lease liabilities	1,476	4,672	1,093	5,765
Lease liabilities, noncurrent	3,297	7,648	1,093	8,741
Total leased liabilities	$6,961	$12,801	$1,415	$14,216
Accumulated amortization related to the finance lease assets was $9.2 million and $3.9 million as of September 30, 2023 and December 31, 2022, respectively.
Other information consisted of the following:

	September 30, 2023			December 31, 2022
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$552	$95	$647	$3,632	$371	$4,003
Operating cash flows from finance leases	$73	$—	$73	$310	$—	$310
Financing cash flows from finance leases	$2,510	$—	$2,510	$3,106	$—	$3,106

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$706	$—	$706	$4,110	$—	$4,110
Operating leases	$—	$—	$—	$10,843	$1,706	$12,549

The following table summarizes our lease term and discount rate assumptions as of September 30, 2023:

September 30, 2023
Third Party
Weighted-average remaining lease term (years):
Finance leases	1.78
Operating leases	3.19

Weighted-average discount rate:
Finance leases	7.2%
Operating leases	6.9%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating and finance leases with terms of more than one year, as of September 30, 2023, have been reconciled to the total operating and finance lease liabilities recognized on the unaudited condensed consolidated balance sheets as of September 30, 2023 as follows:

	September 30, 2023
	Finance Leases	Operating Leases
In thousands	Third Party	Third Party
Remaining 2023	$878	$187
2024	2,896	732
2025	1,202	705
2026	206	594
2027	—	100
Thereafter	—	—
Total lease payments	5,182	2,318
Less: Interest	317	222
Present value of lease liabilities	$4,865	$2,096

In the nine months ended September 30, 2023, we recorded an impairment charge of $0.4 million in our Integrated Care Management segment in connection with the write-down of an office lease which is included in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.
Prior to the adoption of ASU 2016-02, Leases, the following was disclosed in our Quarterly Report on Form 10-Q in the three and nine months ended September 30, 2022:

Total rent expense under related party and third-party agreements consisted of the following:

In thousands	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Related party	$202	$602
Third-party	1,125	3,101
Sublease income	(146)	(392)
Total rent expense, net of sublease income	$1,181	$3,311

In the nine months ended September 30, 2022, we recorded additional lease abandonment expense totaling $0.1 million related to a termination fee we paid to exit an office which is included in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.

16. Commitments and Contingencies
Commitments
Operating leases

See Note 15. Leases, for commitments related to our operating leases.
Contingencies
From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter (see Note 11. Income Taxes, for further information) and matters described below. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. Except as set forth below, in the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our condensed consolidated results of operations, financial position or cash flows.
Advisory Services Agreement Dispute

As discussed in Note 1. Organization and Business, since 2021, UpHealth Holdings has been a party to the Needham Action in the state court in New York entitled Needham & Company LLC v. UpHealth Holdings, Inc. and UpHealth Services, Inc., which arose out of UpHealth Services, Inc.’s engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the trial in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. That court in New York entered that Decision on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to fees in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year. Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court entered that judgment on the docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). We are awaiting the Bankruptcy Court’s entry of an order approving the stipulation. When it does so, we will appeal the judgment in the Needham Action.
Included in accrued expenses in our unaudited condensed consolidated balance sheet of December 31, 2022 was a liability totaling $8.0 million related to this matter. As a result of the summary judgment, in the three and nine months ended September 30, 2023, we recorded additional expense of $29.8 million, which was included in acquisition, integration, and transformation costs in our unaudited condensed consolidated statements of operations, which increased our total liability to $37.8 million as of September 30, 2023. As discussed in Note 1. Organization and Business, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of September 30, 2023 is not included in our unaudited condensed consolidated financial statements.
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
As discussed in Note 1. Organization and Business, on November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company and an affiliate of GTCR, pursuant to the Purchase Agreement. We will utilize the proceeds from the Sale for payment in full or in part of the 2026 Notes and 2025 Notes, as well as other expenses related to the Transactions. The Closing is expected in the first half of 2024, subject to obtaining customary regulatory and stockholder approval.
In connection and concurrently with the entry into the Purchase Agreement, we, Cloudbreak and Forest Buyer entered into Transaction Support Agreement, with the Consenting Senior Secured Noteholders, which are the holders of at least 69% of the 2025 Notes, and the Consenting Unsecured Noteholders, which are the holders of at least 88% of the 2026 Notes, pursuant to which the parties have agreed, among other things, to support the Purchase Agreement and the Transactions and to enter into and effect the Escrow Agreements, the Supplemental Indentures in connection with the Fundamental Change Repurchase Offer to be made by us and each other Definitive Document (as defined in the Transaction Support Agreement), in each case, subject to the terms and conditions set forth in the Transaction Support Agreement.
Motion Seeking Approval of Thrasys Transition Agreements and Related Matters
Thrasys, a Debtor in the Chapter 11 cases, operates an integrated care management business, which provides customers with highly customized digital products through its SyntraNetTM technology platform and applications. Because each of Thrasys’s customers have different source code configurations, the business does not have an easily scalable code base and the process of winning and onboarding new customers takes approximately 12 to 18 months. For years, Thrasys operated at almost break-even cash flow, with the majority of revenues coming from license fees paid up-front annually. Towards the end of 2022, Thrasys began to experience diminishing liquidity, and it became clear that its liquidity issues would not be easily resolved. The customized nature of the Thrasys’s business led to discussions with its customers regarding potential solutions. Following substantial negotiations with the customers of Thrasys and in consultation with its advisors, Thrasys has entered into three transition agreements with its customers, (i) Local Initiative Health Authority for Los Angeles County, a local public entity operating and doing business as L.A. Care Health Plan, (ii) EmpiRx Health LLC, a Delaware corporation and (iii) the County of Alameda, California, USA (each, a “Transition Agreement”), which provide for, among other things, the grant to each customer of a perpetual, non-exclusive license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term provided under the applicable Transition Agreement. Pursuant to the applicable Transition Agreement, each of Thrasys’s customers will obtain its own source code and highly trained employees, and there is no obligation on Thrasys (or any other of the Debtors) to maintain or repair or update the code following the transition period under the Transition Agreements.
As a result of the transactions contemplated by the Transition Agreements, Thrasys will receive $3.8 million in cash from its customers. Pursuant to the Transition Agreements, Thrasys’s employees, with a few exceptions, will receive employment offers from Thrasys’s customers, provided that certain payments to be received by such employees are contingent upon their execution and delivery of a general release of claims in favor of the Debtors. As a condition to the willingness of such customers to enter into the Transition Agreements, the Transition Agreements also contemplate the assumption and assignment of associated contracts to the customers, which, in addition to the hiring of Thrasys’s existing employees, will result in substantial reduction of administrative expenses in respect of Thrasys. Except as otherwise provided in the Transition Agreements, Thrasys will continue to own all intellectual property, subject to such non-exclusive licenses. Upon the consummation of the transactions contemplated by the Transition Agreements, if approved by the Bankruptcy Court, Thrasys will no longer operate and will therefore have no use for the executory contracts previously utilized, the assumption and assignment of which is contemplated by the Transition Agreements.
The Transition Agreements shall only become effective on the date that the Bankruptcy Court enters an order approving the Transition Agreements. Upon termination of the Transition Agreements, (a) all fees and other amounts owed to Thrasys prior to such termination shall be immediately due and payable by the applicable customer and (b) in the case of a termination by Thrasys due to a material breach by the applicable customer of certain restrictions in respect of the SyntraNetTM source code, including with respect to the sale, transfer or assignment thereof and certain uses of open source software, or in the case of a material breach by such customer of its confidentiality obligations with respect to SyntraNetTM source code, such customer’s rights with respect to SyntraNetTM (including its license, use and ownership thereof, and modifications and enhancements thereto), shall terminate and such customer shall be obligated to return or destroy such source code, at Thrasys’s option, within 10 days of the effective date of termination. The Transition Agreements also provide for a mutual release of claims by the parties.
On November 16, 2023, the Debtors filed motion with the Bankruptcy Court seeking entry of an order (i) authorizing and approving the Debtors, including Thrasys, to enter into and perform under certain Transition Agreements (as defined below) with the customers of Thrasys, (ii) authorizing and approving the assumption and assignment of certain executory contracts related to the transactions contemplated thereby and (iii) granting related relief. The motion was presented to the Bankruptcy Court at a “second day hearing” held on November 17, 2023. We expect the Bankruptcy Court will enter its decision on the motion at a hearing currently scheduled on December 1, 2023.
In addition, on November 17, 2023, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment through year end was approved by the Bankruptcy Court.
Subsequent to September 30, 2023, 545,889 RSUs were canceled under the 2021 EIP and 160,000 RSUs were canceled under the 2023 IEIP due to the elimination of 20 positions at UpHealth, Inc. and 295,625 RSUs were accelerated in connection with the departure of our former Chief Executive Officer.

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

UpHealth, Inc. Business Overview

In 2022, after undergoing a process launched in the second half of 2021 designed to help us determine how to tie the various components of the businesses brought together between November 2020 and June 2021, we turned to transforming our business strategy to create a company that can profitably fulfill our mission as an integrated whole. By considering our previous financial performance, we determined that it was necessary for us to pivot and to focus on fewer investments for growth. As a result, we sought to establish a company that will deliver high-quality, predictable revenue streams, conserve cash and readjust our operating expenses, and improve operational excellence. This led us to make the following decisions with regard to our reporting segments:

•As a result of the previously disclosed ongoing control issues and legal proceedings with Glocal, we deconsolidated Glocal in July 2022. These issues and disputes are described in our Current Reports on Form 8-K filed with the SEC on October 3, 2022 and November 14, 2022, and in our Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2022 filed with the SEC on December 29, 2022, as well as in Part II, Item 1, Legal Proceedings, of this Quarterly Report. Accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in the discussion of our financial results for the Virtual Care Infrastructure segment, but the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are excluded in the discussion. As of September 30, 2023, the operations of Glocal remain deconsolidated from the rest of UpHealth as we continue to pursue all legal recourse against the founders of that business.

•At the start of 2023, we made the decision to integrate BHS into our legacy TTC operations and wind-down our provider practice in Missouri, which was substantially completed in the three months ended June 30, 2023. The financial results of BHS in the three and nine months ended September 30, 2023 and 2022 are included in the discussion of our financial results for the Services segment.

•On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement, dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022 are included in the discussion of our financial results for the Services segment.

During and subsequent to the three months ended September 30, 2023, the following events occurred, which further impacted our business and reporting segments:

•Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services,

Inc.’s engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the trial court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to fees in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the sum of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year. Notwithstanding the filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) as discussed below, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered that judgment on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court Delaware providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the trial court judgment (and for Needham to be able to participate in the appeal). We are awaiting the Bankruptcy Court’s entry of an order approving the stipulation. When it does so, we will appeal the judgment in the Needham Action. As a result of the summary judgment, in the three and nine months ended September 30, 2023, we recorded additional expense of $29.8 million, which was included in acquisition, integration, and transformation costs in our unaudited condensed consolidated statements of operations.

•As a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” we determined that a reconsideration event occurred on September 19, 2023, which required us to reassess whether UpHealth Holdings was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in UpHealth Holdings. Based on this assessment, we concluded that UpHealth Holdings was a VIE, and furthermore, that we no longer had the ability to direct any activities of UpHealth Holdings and no longer have a controlling financial interest. As a result, effective September 30, 2023, we deconsolidated UpHealth Holdings and recorded a $59.1 million gain on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations, measured as the difference between the fair value of UpHealth Holdings of $75.6 million and the carrying amount of UpHealth Holdings’ assets and liabilities as of September 30, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material. The fair value of UpHealth Holdings, which is included in equity investment in our unaudited condensed consolidated balance sheets, was determined based upon generally accepted valuation approaches, including the income and market approaches. Accordingly, the financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 and 2022 are included in the discussion of our financial results in the Services and Integrated Care Management segments.

•Following the Decision and Order in the Needham Action, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. (“Thrasys”) and Behavioral Health Services, LLC (“BHS”), and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors have filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the U.S. Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

•The filing of the Chapter 11 case by UpHealth Holdings constitutes an event of default that accelerated our obligations under the following debt instruments:

▪Indenture, dated June 9, 2021, by and between UpHealth and Wilmington Trust, National Association, a national banking association (the “Indenture Trustee”), in its capacity as trustee thereunder (the “Unsecured Notes Indenture”), governing UpHealth’s 6.25% Convertible Senior Notes due 2026 (the “2026 Notes” and all beneficial holders thereof, the “2026 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on June 15, 2026.

▪Indenture, dated as of August 18, 2022, by and between UpHealth and the Indenture Trustee, in its capacity as trustee and as collateral agent thereunder (the “Senior Secured Notes Indenture” and together with the Unsecured Notes Indenture, the “Indentures”), governing UpHealth’s Variable Rate Convertible Senior Secured Notes due 2025 (the “2025 Notes” and all beneficial holders thereof, the “2025 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on December 15, 2025.

The Indentures provide that upon the filing of the Chapter 11 case, the principal and interest due thereunder shall be immediately due and payable. As a result of such acceleration of tour debt obligations in respect of the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern, as described in this Quarterly Report.

•On November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company (“Forest Buyer”) and an affiliate of GTCR LLC, a leading private equity firm (“GTCR”), pursuant to a membership interests purchase agreement, dated November 16, 2023, by and among the Company, Cloudbreak and Forest Buyer (the “Purchase Agreement”). We will utilize the proceeds from the sale for payment in full or in part of the Company’s 2026 Notes and 2025 Notes, as well as other expenses related to the transaction. The sale of Cloudbreak and the other transactions contemplated by the Purchase Agreement are expected to close in the first half of 2024, subject to obtaining customary regulatory and stockholder approval.

•In connection and concurrently with the entry into the Purchase Agreement, the Company, Cloudbreak and Buyer entered into a transaction support agreement, dated as of November 16, 2023 (the “Transaction Support Agreement”), with certain beneficial holders of the 2025 Notes (being the holders of at least 69% of the 2025 Notes, the “Consenting Senior Secured Noteholders”) and certain beneficial holders of the 2026 Notes (being the holders of at least 88% of the 2026 Notes, the “Consenting Unsecured Noteholders”, and together with the Consenting Senior Secured Noteholders, the “Consenting Noteholders”), pursuant to which the parties have agreed, among other things, to support the Purchase Agreement and the Transactions and to enter into and effect certain Escrow Agreements, Supplemental Indentures in connection with the Fundamental Change Repurchase Offer to be made by the Company and each other Definitive Document (as defined in the Transaction Support Agreement), in each case, subject to the terms and conditions set forth in the Transaction Support Agreement. The Supplemental Indenture to the Senior Secured Notes Indenture will, among other things, (a) provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Senior Secured Notes Indenture resulting from the commencement of the Chapter 11 cases and (b) rescind, with respect to us and Cloudbreak, the acceleration of the 2025 Notes resulting from the occurrence of the foregoing events of default. The Supplemental Indenture to the Unsecured Notes Indenture will, among other things, provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Unsecured Notes Indenture resulting from the acceleration of the 2025 Notes resulting from the occurrence of the event of default of the Senior Secured Notes Indenture and the commencement of the Chapter 11 cases.

•Thrasys has also filed motions to effectuate a transition of the Integrated Care Management segment to its customers. In addition, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment through year end was approved by the U.S. Bankruptcy Court on November 17, 2023.

For the three and nine months ended September 30, 2023, we operated in three business segments: (a) Virtual Care Infrastructure, which consists of our U.S. Telehealth business; (b) Services, which consists of our Behavioral business, and (c) Integrated Care Management, which uses the SyntraNetTM technology platform. Due to the deconsolidation of UpHealth Holdings as of September 30, 2023, our future operations will consist of only one segment, Virtual Care Infrastructure, until such time as the Sale of Cloudbreak is completed and/or we are able to reconsolidate UpHealth Holdings.

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

The U.S. Telehealth’s products and services are sold primarily through a direct sales force. The U.S. Telehealth’s products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface our products with their applications. The U.S. Telehealth’s business offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. Our client base includes hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics, and medical practices.

As discussed in Note 1. Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal, which comprised the International Telehealth business, on July 1, 2022. Accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our unaudited condensed consolidated financial statements, and the financial results of Glocal in the three months ended September 30, 2022 and three and nine months ended September 30, 2023 are not included in our unaudited condensed consolidated financial statements.

On November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, pursuant to the Purchase Agreement, dated November 16, 2023, by and among the Company, Cloudbreak and Forest Buyer. We will utilize the proceeds from the sale for payment in full or in part of the Company’s 2026 Notes and 2025 Notes, as well as other expenses related to the transaction. The sale of Cloudbreak and the other transactions contemplated by the Purchase Agreement are expected to close in the first half of 2024, subject to obtaining customary regulatory and stockholder approval.

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

In the nine months ended September 30, 2022, services revenues also included revenues from the International Telehealth business, which were generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.

Products. Products revenues consist of the sale of Martti™ devices to its customers. Sale of Martti™ devices are generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts are typically due within 30 days of the invoice date.

In the nine months ended September 30, 2022, products revenues also included revenues from the International Telehealth business, which were generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.

Costs of Revenues

Costs of revenues primarily consist of costs related to supporting and hosting the product offerings and delivering services, and include the cost of maintaining data centers, customer support team, and professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs.

In the nine months ended September 30, 2022, costs of revenues also included costs of revenues from the International Telehealth business, which primarily consisted of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.

Operating Expenses

Sales and Marketing (S&M) Expenses. S&M expenses consist of compensation and benefits, costs related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative (G&A) Expenses. G&A expenses consist of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues and S&M.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to costs of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of the Virtual Care Infrastructure businesses.

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

The Pharmacy business consisted of Innovations Group and was powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispensed prescribed medications shipped directly to patients. It was capable of serving as a retail or national fulfillment center. Other services and products were also available, such as lab and testing services, nutritional supplements, and education and training for medical practitioners. On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. The sale closed on May 11, 2023. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022 are included in the discussion of our financial results for the Services segment.
As discussed in Note 1. Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated UpHealth Holdings as of September 30, 2023. Accordingly, the financial results of the Behavioral business in the three and nine months ended September 30, 2023 and 2022 are included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

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

Products. For the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022, products revenues through our Pharmacy business were generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers. The majority of the customer revenues were billed and collected before the medications and products are shipped from the facility. The Pharmacy business generated approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications and supplements. Products revenues are also generated by providing retail pharmacy services in the Behavioral business.

Costs of Revenues

Services. Costs of revenues consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, the cost of operating the facilities, professional/medical fees, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers, based on an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. Pharmaceutical medications are primarily purchased through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.

Products. For the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022, costs of revenues at the Pharmacy business primarily consisted of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. The Pharmacy business purchased these items through a large industry distributor with many suppliers and also sources products and supplies directly with manufacturers. The Pharmacy business was also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.

Operating Expenses

Sales and Marketing Expenses. S&M expenses consist of cost related to compensation and benefits, advertising and marketing programs, events, fees paid to third party marketing firms, and an allocation of facilities, information technology, and depreciation cost.

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues and S&M expenses.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to costs of revenues. Amortization expense relates to the amortization of intangible assets from the acquisitions of the Services businesses.

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
As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated UpHealth Holdings as of September 30, 2023. Accordingly, the financial results of the Integrated Care Management business in the three and nine months ended September 30, 2023 and 2022, are included in our unaudited condensed consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

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

Costs of Revenues

Costs of revenues include: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team; and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure is likely to add some additional costs for hosting services. In addition, costs will increase for third-party licenses that will be added as the scope and footprint of the technology platform expands.

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

General and Administrative Expenses. G&A expenses include compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues, S&M expenses, and R&D expenses.

Depreciation and Amortization Expenses. Depreciation expense relates to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to costs of revenues. Amortization expense relates to the amortization of intangible assets from the acquisition of the Integrated Care Management business.
UpHealth, Inc. Consolidated Results of Operations
Operating Results
As discussed in Note 1. Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated UpHealth Holdings as of September 30, 2023; accordingly, the financial results of UpHealth Holdings in the three and nine months ended September 30, 2023 and 2022 are included in the discussion of our financial results in the Services and Integrated Care Management segments. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1. Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As also discussed in Note 1. Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in the discussion of our financial results in the Virtual Care Management segment, and the financial results of Glocal in the three months ended September 30, 2022 and the three and nine months ended September 30, 2023 are not included in the discussion our financial results in the Virtual Care Management segment.
As discussed in Note 3. Significant Transactions, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, we completed the sale of Innovations Group, which comprised our Pharmacy operations, on May 11, 2023. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023 and the three and nine months ended September 30, 2022 are included in the discussion of our financial results for the Services segment.

The following table sets forth our consolidated results of operations:

(Unaudited, in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	$ Change	% Change	2023	2022	$ Change	% Change
Revenues:
Services	$30,825	$27,600	$3,225	12%	$92,853	$81,382	$11,471	14%
Licenses and subscriptions	1,760	2,019	(259)	(13)%	6,548	10,612	(4,064)	(38)%
Products	96	9,047	(8,951)	(99)%	13,248	26,312	(13,064)	(50)%
Total revenues	32,681	38,666	(5,985)	(15)%	112,649	118,306	(5,657)	(5)%
Costs of revenues:
Services	14,493	14,913	(420)	(3)%	43,191	46,903	(3,712)	(8)%
License and subscriptions	425	463	(38)	(8)%	1,147	913	234	26%
Products	140	6,264	(6,124)	(98)%	8,036	18,550	(10,514)	(57)%
Total costs of revenues	15,058	21,640	(6,582)	(30)%	52,374	66,366	(13,992)	(21)%
Gross profit	17,623	17,026	597	4%	60,275	51,940	8,335	16%
Operating expenses:
Sales and marketing	2,745	4,648	(1,903)	(41)%	9,785	11,621	(1,836)	(16)%
Research and development	1,978	2,175	(197)	(9)%	4,111	5,944	(1,833)	(31)%
General and administrative	8,817	12,628	(3,811)	(30)%	32,591	36,975	(4,384)	(12)%
Depreciation and amortization	1,828	3,336	(1,508)	(45)%	5,175	13,272	(8,097)	(61)%
Stock-based compensation	598	2,126	(1,528)	(72)%	2,645	4,588	(1,943)	(42)%
Impairment of goodwill, intangible assets, and other long-lived assets	41,217	106,096	(64,879)	(61)%	49,958	112,345	(62,387)	(56)%
Acquisition, integration, and transformation costs	33,229	6,049	27,180	449%	40,319	15,182	25,137	166%
Total operating expenses	90,412	137,058	(46,646)	(34)%	144,584	199,927	(55,343)	(28)%
Loss from operations	(72,789)	(120,032)	47,243	(39)%	(84,309)	(147,987)	63,678	(43)%
Other income (expense):
Interest expense	(6,709)	(6,708)	(1)	—%	(20,703)	(20,306)	(397)	2%
Gain (loss) on deconsolidation of subsidiary	59,065	(37,708)	96,773	(257)%	59,065	(37,708)	96,773	(257)%
Gain (loss) on fair value of derivative liability	—	223	(223)	(100)%	(3)	6,893	(6,896)	(100)%
Loss on extinguishment of debt	—	(14,610)	14,610	(100)%	—	(14,610)	14,610	(100)%
Other income, net, including interest income	295	32	263	822%	425	220	205	93%
Total other income (expense)	52,651	(58,771)	111,422	(190)%	38,784	(65,511)	104,295	(159)%
Loss before income tax benefit (expense)	(20,138)	(178,803)	158,665	(89)%	(45,525)	(213,498)	167,973	(79)%
Income tax benefit (expense)	—	13,219	(13,219)	(100)%	(867)	17,744	(18,611)	(105)%
Net loss	(20,138)	(165,584)	145,446	(88)%	(46,392)	(195,754)	149,362	(76)%
Less: net income (loss) attributable to noncontrolling interests	467	178	289	162%	1,423	(109)	1,532	(1,406)%
Net loss attributable to UpHealth, Inc.	$(20,605)	$(165,762)	$145,157	(88)%	$(47,815)	$(195,645)	$147,830	(76)%

The following table sets forth our consolidated results of operations as a percentage of total revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Services	94%	71%	82%	69%
Licenses and subscriptions	5%	5%	6%	9%
Products	—%	23%	12%	22%
Total revenues	100%	100%	100%	100%
Costs of revenues:
Services	44%	39%	38%	40%
License and subscriptions	1%	1%	1%	1%
Products	—%	16%	7%	16%
Total costs of revenues	46%	56%	46%	56%
Gross profit	54%	44%	54%	44%
Operating expenses:
Sales and marketing	8%	12%	9%	10%
Research and development	6%	6%	4%	5%
General and administrative	27%	33%	29%	31%
Depreciation and amortization	6%	9%	5%	11%
Stock-based compensation	2%	5%	2%	4%
Impairment of goodwill, intangible assets, and other long-lived assets	126%	274%	44%	95%
Acquisition, integration, and transformation costs	102%	16%	36%	13%
Total operating expenses	277%	354%	128%	169%
Loss from operations	(223)%	(310)%	(75)%	(125)%
Other income (expense):
Interest expense	(21)%	(17)%	(18)%	(17)%
Gain (loss) on deconsolidation of subsidiary	181%	(98)%	52%	(32)%
Gain (loss) on fair value of derivative liability	—%	1%	—%	6%
Loss on extinguishment of debt	—%	(38)%	—%	(12)%
Other income, net, including interest income	1%	—%	—%	—%
Total other income (expense)	161%	(152)%	34%	(55)%
Loss before income tax benefit (expense)	(62)%	(462)%	(40)%	(180)%
Income tax benefit (expense)	—%	34%	(1)%	15%
Net loss	(62)%	(428)%	(41)%	(165)%
Less: net income (loss) attributable to noncontrolling interests	1%	—%	1%	—%
Net loss attributable to UpHealth, Inc.	(63)%	(429)%	(42)%	(165)%
Due to the deconsolidation of Glocal in the third quarter of 2022, as well as the sale of Innovations Group on May 11, 2023, the numbers presented above are not directly comparable between periods.
Three months ended September 30, 2023 and 2022
Revenues
In the three months ended September 30, 2023, revenues were $32.7 million, representing a decrease of $6.0 million, or 15%, compared to $38.7 million in the three months ended September 30, 2022.
Services revenues increased $3.2 million due to an increase in the Virtual Care Infrastructure segment of $3.5 million, partially offset by a decrease of $0.3 million in the Integrated Care Management segment. The increase in the Virtual Care Infrastructure segment was primarily due to a $3.5 million increase in revenues resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers. The decrease in the Integrated Care Management segment was primarily due to an decrease in professional services revenue for existing customers. The Services segment remained flat, due to a $2.6 million increase in revenues in our Behavioral business, attributed to higher census and improved utilization, partially offset by a $1.9 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business and a $0.7 million decrease in revenues results from the sale of Innovations Group in the second quarter of 2023.

Licenses and subscriptions revenues decreased $0.3 million in the Integrated Care Management segment in the three months ended September 30, 2023. The decrease was primarily due to the loss of a customer in the third quarter of 2023.
Products revenues decreased $9.0 million, primarily due to a decrease in the Services segment of $8.9 million. The decrease in the Services segment was primarily due to a $7.8 million decrease in the sales of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023 and a $1.1 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business.

Costs of Revenues
In the three months ended September 30, 2023, costs of revenues was $15.1 million, a decrease of $6.6 million, or 30%, compared to $21.6 million in the three months ended September 30, 2022.
Services costs of revenues decreased $0.4 million, primarily due to decreases in the Services segment of $1.4 million and the Virtual Care Infrastructure segment of $0.2 million, partially offset by increases in the Integrated Care Management segment of $1.1 million. The decrease in the Services segment was primarily due to a $1.3 million decrease in costs of revenues resulting from the decision to wind-down a company within our Behavioral business and the decrease in the Virtual Care Infrastructure segment was primarily due to a $0.2 million decrease in costs of revenues associated with a decline in the average cost of our interpreters in the U.S. Telehealth business. The increase in the Integrated Care Management segment was due to additional contractors being utilized on certain projects in the third quarter of 2023.
License and subscriptions costs of revenues decreased slightly, by $38 thousand, in the Integrated Care Management segment in the three months ended September 30, 2023.
Products costs of revenues decreased $6.1 million due to a decrease in the Services segment of $6.2 million, partially offset by an increase in the Virtual Care Infrastructure segment of $0.1 million. The decrease in the Services segment was primarily due to a $5.2 million decrease in costs of revenues from the sale of prescriptions in the Pharmacy business primarily due to the strategic sale of Innovations Group in the second quarter of 2023 and a $1.0 million decrease in costs of revenues resulting from the decision to wind-down a company within our Behavioral business.
Operating Expenses
Sales and Marketing. In the three months ended September 30, 2023, S&M expenses were $2.7 million, representing a decrease of $1.9 million, or 41%, compared to $4.6 million in the three months ended September 30, 2022, primarily due to a net decrease in compensation, benefits, and contractor expenses as a result of the strategic sale of Innovations Group in the second quarter of 2023, as well as company wide headcount reductions in the third quarter of 2023 and reversal of a $0.7 million accrual as a result of a settlement.
Research and Development. In the three months ended September 30, 2023, R&D expenses were $2.0 million, representing a decrease of $0.2 million, or 9%, compared to $2.2 million in the three months ended September 30, 2022, primarily due to a reduction in headcount.
General and Administrative. In the three months ended September 30, 2023, G&A expense were $8.8 million, representing a decrease of $3.8 million, or 30%, compared to $12.6 million in the three months ended September 30, 2022, primarily due to a decrease in compensation, benefits resulting from reduced headcount and decreased contractor expenses.
Depreciation and Amortization. In the three months ended September 30, 2023, depreciation and amortization expenses were $1.8 million, primarily consisting of $1.2 million of amortization of intangible assets and $0.6 million of depreciation related to property and equipment, net of allocations to costs of revenues. In the three months ended September 30, 2022 depreciation and amortization expenses were $3.3 million, primarily consisting of $2.7 million of amortization of intangible assets and $0.6 million of depreciation related to property and equipment, net of allocations to costs of revenues. The decrease in depreciation and amortization expenses was due to no depreciation and amortization expense being recorded at Innovations Group in the three months ended September 30, 2023 due to its sale and decreased amortization related to a decrease in intangible assets in the Integrated Care Management segment.
Stock-Based Compensation. In the three months ended September 30, 2023, stock-based compensation was $0.6 million, representing a decrease of $1.5 million or 72%, compared to with $2.1 million recognized in the three months ended September 30, 2022, primarily due to lower equity grants outstanding.
Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets. An impairment charge of $41.2 million was recognized in the three months ended September 30, 2023 in our Integrated Care Management segment consisting of a $34.6 million goodwill impairment charge, a $4.2 million intangible asset impairment charge and a $2.4 million long-lived asset impairment charge. An impairment charge of $106.1 million was recognized in the three months ended September 30, 2022, consisting of a $104.4 million impairment charge in our Integrated Care

Management segment and a $1.7 million impairment charge in our Services segment, both resulting from our impairment test performed in the three months ended September 30, 2022 due to identified indicators of impairment.
Acquisition, Integration and Transformation Costs. In the three months ended September 30, 2023 and 2022, acquisition, integration and transformation costs were $33.2 million, primarily due to an additional accrual of $29.8 million for the Needham Action, and $6.0 million, respectively, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses.
Other Income (Expense)
In the three months ended September 30, 2023, other income was $52.7 million, primarily consisting of a $59.1 million gain on deconsolidation of subsidiary, partially offset by $6.7 million of interest expense. In the three months ended September 30, 2022, other expense was $58.8 million, primarily consisting of $37.7 million due to the loss on the deconsolidation of Glocal, $14.6 million of loss on extinguishment of debt and $6.7 million of interest expense, partially offset by a $0.2 million gain on fair value of derivative liability.
Income Tax Benefit (Expense)
In the three months ended September 30, 2023, income tax expense was zero. In the three months ended September 30, 2022, income tax benefit was $13.2 million.
Income tax benefit (expense) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements. Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of September 30, 2023. However, we expect to suffer minimal income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards.
Nine months ended September 30, 2023 and 2022
Revenues
In the nine months ended September 30, 2023, revenues were $112.6 million, representing an decrease of $5.7 million, or 5%, compared to $118.3 million in the nine months ended September 30, 2022.
Services revenues increased $11.5 million due to an increase in the Virtual Care Infrastructure segment of $5.7 million, the Services segment of $3.4 million and the Integrated Care Management segment of $2.5 million. The increase in the Virtual Care Infrastructure segment was primarily due to a $12.5 million increase in revenues resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal in the nine months ended September 30, 2023, as a result of its deconsolidation in the third quarter of 2022. The increase in the Services segment was primarily due to a $8.8 million increase in revenues in the Behavioral business attributed to higher census and improved payor mix, partially offset by a $4.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business and a $0.7 million decrease in revenues resulting from the strategic sale of Innovations Group in the second quarter of 2023. The increase in the Integrated Care Management segment was primarily due to an increase in professional services revenue for existing customers.
Licenses and subscriptions revenues decreased $4.1 million in the Integrated Care Management segment in the nine months ended September 30, 2023. The decrease was primarily due to the loss of a customer in the third quarter of 2023.
Products revenues decreased $13.1 million, due to a decrease in the Services segment of $12.8 million and the Virtual Care Infrastructure segment of $0.3 million. The decrease in the Services segment was primarily due to a $10.7 million decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023. The decrease in the Virtual Care Infrastructure segment was primarily due to the shift away from equipment sales to incorporating into service rates in the U.S. Telehealth business, as well as no revenues being recognized for Glocal in the nine months ended September 30, 2023 as a result of its deconsolidation in the third quarter of 2022.
We expect revenues to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in revenues in our Services segment due to a partial year of revenues to be recognized at Innovations Group as a result of its sale on May 11, 2023, a decrease in revenues in both our Services and Integrated Care Management segments due to the deconsolidation of UpHealth Holdings as of September 30, 2023, and a decrease in revenues in our Virtual Care Infrastructure segment due to the deconsolidation of Glocal in July 2022. We expect these decreases will be partially offset by increased revenues in the U.S. Telehealth business within our Virtual Care Infrastructure segment as we continue to add new customers.

Costs of Revenues
In the nine months ended September 30, 2023, costs of revenues was $52.4 million, a decrease of $14.0 million, or 21%, compared to $66.4 million in the nine months ended September 30, 2022.
Services costs of revenues decreased $3.7 million, primarily due to decreases in the Virtual Care Infrastructure segment of $2.8 million and the Services segment of $2.8 million, partially offset by increases in the Integrated Care Management segment of $1.9 million. The decrease in the Virtual Care Infrastructure segment was primarily due to no costs of revenues being recognized for Glocal in the nine months ended September 30, 2023 as a result of its deconsolidation in July 2022, partially offset by a $2.4 million increase in costs of revenues associated with overall business growth resulting from higher revenues and a shift in mix from audio to video minutes in the U.S. Telehealth business. The decrease in the Services segment was primarily due to a $3.7 million decrease in costs of revenues resulting from the decision to wind-down a company within our Behavioral business, partially offset by a $1.3 million increase in costs of revenues at the remaining Behavioral business due to higher census and improved mix of services.
License and subscriptions costs of revenues increased $0.2 million in the Integrated Care Management segment in the nine months ended September 30, 2023.
Products costs of revenues decreased $10.5 million due to a decrease in the Services segment of $10.4 million and the Virtual Care Infrastructure segment of $0.2 million. The decrease in the Services segment was primarily due to a $8.3 million decrease in costs of revenues from the sale of prescriptions in the Pharmacy business primarily due to the strategic sale of Innovations Group in the second quarter of 2023 and a $2.1 million decrease in costs of revenues resulting from the decision to wind-down a company within our Behavioral business. The decrease in the Virtual Care Infrastructure segment was primarily due to a primarily due to the shift away from equipment sales to incorporating into service rates in the U.S. Telehealth business.
We expect costs of revenues to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, commensurate with a decrease in revenues. Costs of revenues in our Services segment is expected to decrease due to a partial year of costs of revenues at Innovations Group as a result of its sale on May 11, 2023, costs of revenues in both our Services and Integrated Care Management segments are expected to decrease due to the deconsolidation of UpHealth Holdings as of September 30, 2023, and a costs of revenues in our Virtual Care Infrastructure segment is expected to decrease due to the deconsolidation of Glocal in July 2022. We expect these decreases will be partially offset by increased costs of revenues in the U.S. Telehealth business within our Virtual Care Infrastructure segment as we continue to add new customers. Our costs of revenues may fluctuate as a percentage of our total revenue (gross margin %) from period to period due to the changes in the percentage of revenue contributed by each of our segments.
Operating Expenses
Sales and Marketing. In the nine months ended September 30, 2023, S&M expenses were $9.8 million, representing a decrease of $1.8 million, or 16%, compared to $11.6 million in the nine months ended September 30, 2022, primarily due to a net decrease in compensation, benefits, and contractor expenses as a result of the strategic sale of Innovations Group in the second quarter of 2023 and reduced headcount, as well as the reversal of a $0.7 million accrual as a result of a settlement.
We expect S&M expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in S&M expenses in our Services segment due to a partial year of S&M expenses at Innovations Group as a result of its sale on May 11, 2023, a decrease in S&M expenses in both our Services and Integrated Care Management segments due to the deconsolidation of UpHealth Holdings as of September 30, 2023, and a decrease in S&M expenses in our Virtual Care Infrastructure segment due to the deconsolidation of Glocal in July 2022. Our S&M expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent we promote our brands through a variety of marketing and public relations activities.
Research and Development. In the nine months ended September 30, 2023, R&D expenses were $4.1 million, representing a decrease of $1.8 million, or 31%, compared to $5.9 million in the nine months ended September 30, 2022, primarily due to an increase in capitalized software development costs and reduced headcount.
We expect our R&D expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in R&D expenses in our Integrated Care Management segment due to the deconsolidation of UpHealth Holdings as of September 30, 2023. Our R&D expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our technology and development expenses, including the ability to capitalize software development costs.
General and Administrative. In the nine months ended September 30, 2023, G&A expense were $32.6 million, representing a decrease of $4.4 million, or 12%, compared to $37.0 million in the nine months ended September 30, 2022, primarily due to a decrease in compensation, benefits, and contractor expenses resulting from reduced headcount.

We expect G&A expenses to decrease in the year ending December 31, 2023 compared to the year ended December 31, 2022, primarily as a result of a decrease in G&A expenses in our Services segment due to a partial year of G&A expenses at Innovations Group as a result of its sale on May 11, 2023, a decrease in G&A expenses in both our Services and Integrated Care Management segments due to the deconsolidation of UpHealth Holdings as of September 30, 2023, a decrease in G&A expenses in our Virtual Care Infrastructure segment due to the deconsolidation of Glocal in July 2022, and a decrease in G&A expenses at Corporate due to a reduction in professional and legal fees. Our G&A expenses may fluctuate as a percentage of our total revenues from period to period due to the timing and extent of our G&A expenses.
Depreciation and Amortization. In the nine months ended September 30, 2023, depreciation and amortization expenses were $5.2 million, primarily consisting of $3.5 million of amortization of intangible assets and $1.7 million of depreciation related to property and equipment, net of allocations to costs of revenues. In the nine months ended September 30, 2022 depreciation and amortization expenses were $13.3 million, primarily consisting of $12.0 million of amortization of intangible assets and $1.3 million of depreciation related to property and equipment, net of allocations to costs of revenues. The decrease in depreciation and amortization expenses was due to no depreciation and amortization expense being recorded at Innovations Group in the three months ended September 30, 2023 due to its sale and decreased amortization related to an decrease in capitalized software development costs in the Integrated Care Management segment.
We expect depreciation and amortization expenses to decrease in the year ended December 31, 2023 compared to the year ending December 31, 2022, primarily as a result of a decrease in depreciation and amortization expenses in our Services segment due to a partial year of depreciation and amortization expenses at Innovations Group as a result of its sale on May 11, 2023, a decrease in depreciation and amortization expense in our Integrated Care Management segment due to the deconsolidation of UpHealth Holdings as of September 30, 2023, and a decrease in depreciation and amortization expenses in our Virtual Care Infrastructure segment due to the deconsolidation of Glocal in July 2022.
Stock-Based Compensation. In the nine months ended September 30, 2023, stock-based compensation expenses were $2.6 million, representing a decrease of $1.9 million, or 42%, compared to $4.6 million in the nine months ended September 30, 2022, primarily due to lower equity grants outstanding. We expect stock-based compensation expenses to decrease in the year ending December 31, 2023, primarily due to lower equity grants outstanding and fewer new grants expected to be made.
Impairment of Goodwill, Intangible Assets, and Other Long-Lived Assets. An impairment charge of $50.0 million was recognized in the nine months ended September 30, 2023, consisting of a $41.2 million goodwill, intangible asset and long-lived asset impairment charge in our Integrated Care Management segment, a $6.4 million goodwill impairment resulting from the decision to wind-down a company within our Behavioral business, $1.9 million from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, and a $0.4 million right-of-use asset impairment in our Integrated Care Management segment. An impairment charge of $112.3 million was recognized in the nine months ended September 30, 2022, primarily consisting of a $104.4 million impairment charge in our Integrated Care Management segment and a $1.7 million impairment charge in our Services segment, resulting from our impairment test performed during the three months ended September 30, 2022 due to identified indicators of impairment, as well as a $5.5 million measurement period adjustment at Glocal that was immediately impaired, and a $17.6 million trade name intangible asset impairment in our Services segment during the three months ended March 31, 2022.
Acquisition, Integration and Transformation Costs. In the nine months ended September 30, 2023, acquisition, integration and transformation costs were $40.3 million, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses, including the additional accrual in the third quarter of 2023 of $29.8 million for the Needham Action. In the nine months ended September 30, 2022, acquisition, integration and transformation costs were $15.2 million, primarily related to legal and litigation expenses associated with the prior acquisitions, costs related to our integration and transformation of the businesses, and a lease abandonment accrual in the amount of $0.1 million related to office spaces we vacated in the period.
Other Income (Expense)
In the nine months ended September 30, 2023, other income was $38.8 million, primarily consisting of a $59.1 million gain on deconsolidation of subsidiary, partially offset by $20.7 million of interest expense. In the nine months ended September 30, 2022, other expense was $65.5 million, primarily consisting of a loss of $37.7 million due to the deconsolidation of Glocal, $20.3 million of interest expense and $14.6 million of loss on extinguishment of debt, partially offset by a $6.9 million gain on fair value of derivative liability and a $0.2 million gain on fair value of warrants.
Income Tax Benefit (Expense)
In the nine months ended September 30, 2023, income tax expense was $0.9 million. In the nine months ended September 30, 2022, income tax benefit was $17.7 million.
Income tax benefit (expense) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in our financial statements. Consistent with our conclusion as of December 31, 2022, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance against the deferred tax assets as of September 30, 2023. However, we expect to suffer income tax expense due to U.S. tax rules related to the utilization of net operating loss carryforwards. Additionally, in the nine months ended September 30, 2023, we recorded discrete tax items totaling $0.6 million related to the sale of Innovations Group.
Segment Information
We evaluate performance based on several factors, of which revenues and gross profit by operating segment are the primary financial measures.
Revenues
Revenues by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$18,506	$14,978	$52,802	$47,423
Services	10,908	19,893	47,225	56,653
Integrated Care Management	3,267	3,795	12,622	14,230
Total revenues	$32,681	$38,666	$112,649	$118,306
Three Months Ended September 30, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment increased $3.5 million, consisting of a $3.5 million increase in services revenues, while products revenues remained flat. Services revenues increased $3.5 million, resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers.

Revenues from the Services segment decreased $9.0 million, consisting of a $8.9 million decrease in products revenues and a $49 thousand decrease in services revenues. The decrease in products revenues was primarily due to a $7.8 million decrease resulting from the strategic sale of Innovations Group in the second quarter of 2023 and a $1.1 million decrease resulting from the decision to wind-down a company within our Behavioral business. The decrease in services revenues was primarily due to a $1.9 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business and a $0.7 million decrease in services revenues resulting from the strategic sale of Innovations Group in the second quarter of 2023, partially offset by a $2.6 million increase in services revenues attributed to higher census and improved payor mix, in our Behavioral business.

Revenues from the Integrated Care Management segment decreased $0.5 million, primarily consisting of a $0.3 million decrease in services revenues due to an decrease in professional services revenue for existing customers and a $0.3 million decrease in licenses and subscriptions revenues due to the loss of a customer in the third quarter of 2023.
Nine Months Ended September 30, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment increased $5.4 million, consisting of a $5.7 million increase in services revenues, partially offset by a $0.3 million decrease in products revenues. The increase resulted from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal in the nine months ended September 30, 2023, as a result of its deconsolidation in the third quarter of 2022, compared to $6.9 million of revenue in the nine months ended September 30, 2022.

Revenues from the Services segment decreased $9.4 million, consisting of a $12.8 million decrease in products revenues, partially offset by a $3.4 million increase in services revenues. The decrease in products revenue was primarily due to a $10.7 million decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023. The increase in services revenues was primarily due to a $8.8 million increase in revenues in the Behavioral business attributed to higher census and improved payor mix, partially offset by a $4.8 million decrease in revenues resulting from the decision to wind-down a company within our Behavioral business and a $0.7 million decrease in revenues resulting from the strategic sale of Innovations Group in the second quarter of 2023.

Revenues from the Integrated Care Management segment decreased $1.6 million, consisting of a $4.1 million decrease in licenses and subscriptions revenues due to the loss of a customer in the third quarter of 2023, partially offset by a $2.5 million increase in services revenues primarily due to an increase in professional services revenues from existing customers.
Gross profit
Gross profit by segment consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In thousands	2023	2022	2023	2022
Virtual Care Infrastructure	$10,789	$7,186	$29,444	$21,090
Services	5,593	6,986	23,232	19,465
Integrated Care Management	1,241	2,854	7,599	11,385
Total gross profit	$17,623	$17,026	$60,275	$51,940

Three Months Ended September 30, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $3.6 million, primarily due to a $3.7 million increase in services gross profit resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by a $0.1 million decrease in products gross profit due to a shift away from equipment sales to incorporating into service rates in the U.S. Telehealth business
Gross profit from the Services segment decreased $1.4 million, consisting of a $2.7 million decrease in products gross profit, partially offset by a $1.3 million increase in services gross profit. The decrease in products gross profit was primarily due to the decrease resulting from the strategic sale of Innovations Group in the second quarter of 2023 and a decrease resulting from the decision to wind-down a company within our Behavioral business. The increase in services gross profit was primarily due to a decrease in costs of revenues resulting from the decision to wind-down a company within our Behavioral business.
Gross profit from the Integrated Care Management segment decreased $1.6 million, primarily as a result of a $1.4 million decrease in services gross profit due to an decrease in professional services gross profit for existing customers and a $0.2 million decrease in licenses and subscriptions gross profit due to the loss of a customer in the third quarter of 2023.
Nine Months Ended September 30, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $8.4 million, primarily due to a $8.5 million increase in services gross profit resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal in the nine months ended September 30, 2023, as a result of its deconsolidation in the third quarter of 2022
Gross profit from the Services segment increased $3.8 million, consisting of a $6.2 million increase in services gross profit, partially offset by a $2.4 million decrease in products gross profit. The increase in services gross profit, which was in our Behavioral business, was attributed to higher census and improved payor mix, partially offset by a decrease in gross profit resulting from the decision to wind-down a company within our Behavioral business. The decrease in products gross profit was primarily due to a decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023.
Gross profit from the Integrated Care Management segment decreased $3.8 million, as a result of a $4.3 million decrease in licenses and subscriptions gross profit due to the loss of a customer in the third quarter of 2023, partially offset by a $0.5 million increase in services gross profit resulting from an increase in professional services revenues from existing customers.
Liquidity and Capital Resources
As of September 30, 2023 and December 31, 2022, we had free cash on hand of $3.3 million and $15.6 million, respectively. Excluded from cash and cash equivalents as of September 30, 2023 and December 31, 2022, was $7.0 million in funds held in a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Executive Officer is the sole authorized signatory. As of September 30, 2023 and December 31, 2022, we had no restricted cash included in our unaudited condensed consolidated balance sheets.
We believe our current cash and expected cash collections will be sufficient to fund our operations for at least twelve months after the filing date of this Quarterly Report.

Cash Flows
The following tables summarize cash flows in the nine months ended September 30, 2023 and 2022 (unaudited):

	Nine Months Ended September 30,
(In thousands)	2023	2022
Net cash used in operating activities	$(18,451)	$(17,551)
Net cash provided by (used in) investing activities	15,922	(13,995)
Net cash used in financing activities	(9,686)	(22,188)
Effect of exchange rate changes on cash and cash equivalents	—	(459)
Net decrease in cash and cash equivalents	$(12,215)	(54,193)

Due to the deconsolidation of Glocal in the third quarter of 2022, the sale of Innovations Group in the second quarter of 2023 and the deconsolidation of UpHealth Holdings and its wholly-owned subsidiaries in the third quarter of 2023, the numbers presented above are not directly comparable between periods.
In the nine months ended September 30, 2023, cash used in operating activities was $18.5 million, primarily attributed to the net loss of $46.4 million, partially offset by $12.2 million of net non-cash items (impairments, gain on deconsolidation, depreciation, debt issuance cost amortization, stock-based compensation, operating lease right-of-use asset amortization, provision for credit losses, loss (gain) on fair value of warrant liabilities and loss (gain) on fair value of derivative liability) and the changes in operating assets and liabilities of $15.7 million. The changes in operating assets and liabilities were primarily due to a increase in accounts payable and accrued expenses of $18.6 million, an increase in deferred revenue of $1.0 million, and a decrease in accounts receivable of $0.9 million, partially offset by an increase in prepaid expenses and other current assets of $2.0 million, a decrease in operating lease liabilities of $1.6 million, a decrease in other liabilities of $0.7 million and a decrease in income taxes payable of $0.4 million.
In the nine months ended September 30, 2022, cash used in operating activities was $17.6 million, primarily attributed to the net loss of $195.8 million, partially offset by $172.0 million of non-cash items (impairments, depreciation, intangible amortization, debt issuance cost amortization and stock-based compensation) and the changes in operating assets and liabilities, net of effects of acquisitions, of $6.2 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $10.5 million due to delayed payments to vendors and an increase in deferred revenue of $2.4 million, partially offset by a decrease in accounts receivable of $5.2 million due to net collections of receivables.
In the nine months ended September 30, 2023, cash provided investing activities was $15.9 million, primarily consisting of proceeds from sale of business, net of expenses, of $54.8 million, partially offset by the deconsolidation of cash of $35.6 million and purchases of property and equipment and capitalized software development costs of $3.3 million. In the nine months ended September 30, 2022, cash used in investing activities was $14.0 million, primarily consisting of purchases of property and equipment.
In the nine months ended September 30, 2023, cash used in financing activities was $9.7 million, primarily consisting of repayments of debt of $10.3 million, payments of finance lease obligations of $2.5 million, distribution to noncontrolling interest of $1.0 million and payments of amounts due to members of $0.1 million, partially offset by proceeds from equity issuance of $4.2 million.
In the nine months ended September 30, 2022, cash used in financing activities was $22.2 million, primarily consisting of the repayment of the forward share purchase of $18.5 million, repayments of debt obligations of $1.5 million and payments of capital lease obligations of $2.5 million.

Debt
See Note 8. Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our debt.
Contractual Obligations and Commitments
See Note 15. Leases, and Note 16. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.
Off-Balance Sheet Arrangements
As of September 30, 2023, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.
Going Concern
The unaudited condensed consolidated financial statements included in this Quarterly Report have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. However, given the events described above, in particular, the filing of the Chapter 11 cases by the Debtors which constituted an event of default under the Indentures that accelerated the obligations of the Company with respect to the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern. However, upon the entry into the Supplemental Indentures pursuant to the terms of the Transaction Support Agreement, the Specified Defaults will each be waived and the 2025 Notes Acceleration will be rescinded.
Recent Accounting Pronouncements
See Note 2. Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for the recently issued accounting standards that could have an effect on us.

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
Among our significant accounting policies, which are described in Note 2. Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as well as Note 2. Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements for the year ended December 31, 2022 included in our Annual Report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity:
•Business combinations;
•Identification and reporting of variable interest entities (“VIEs”);
•Accounting for equity investments;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not required.
Item 4. Controls and Procedures
Evaluation of Our Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our CEO and CFO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our CEO and CFO concluded that our entity-level controls and business process controls were effective as of September 30, 2023; however, our CEO and CFO also concluded that the previously identified material weakness in our information technology general controls (“ITGCs”) in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated of September 30, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by March 2024.

Changes in Internal Control Over Financial Reporting
Other than the remediation efforts related to our ITGCs described above, there was no change in our internal control over financial reporting that occurred in the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information
Item 1. Legal Proceedings

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our unaudited condensed consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in Note 16. Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements in Part I of this Quarterly Report.

Needham Action

Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services, Inc.’s engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to fees in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Following the Decision and Order in the Needham Action, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. (“Thrasys”) and Behavioral Health Services, LLC (“BHS”), and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors have filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the U.S. Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

Thrasys has also filed motions to effectuate a transition of the Integrated Care Management segment to its customers, as described in Note 17. Subsequent Events. In addition, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment through year end was approved by the U.S. Bankruptcy Court on November 17, 2023.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). We are awaiting the Bankruptcy Court’s entry of an order approving the stipulation. When it does so, we will appeal the judgment in the Needham Action.

Neither we nor any other direct or indirect subsidiary of us besides UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS have filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we, Cloudbreak Health, LLC, and TTC Healthcare, Inc. (“TTC”) continue to operate outside of bankruptcy.

The filing of the Chapter 11 case by UpHealth Holdings constitutes an event of default that accelerated our obligations under the following debt instruments:

•Indenture, dated June 9, 2021, by and between UpHealth and Wilmington Trust, National Association, a national banking association (the “Indenture Trustee”), in its capacity as trustee thereunder (the “Unsecured Notes Indenture”), governing UpHealth’s

6.25% Convertible Senior Notes due 2026 (the “2026 Notes” and all beneficial holders thereof, the “2026 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on June 15, 2026.

•Indenture, dated as of August 18, 2022, by and between UpHealth and the Indenture Trustee, in its capacity as trustee and as collateral agent thereunder (the “Senior Secured Notes Indenture” and together with the Unsecured Notes Indenture, the “Indentures”), governing UpHealth’s Variable Rate Convertible Senior Secured Notes due 2025 (the “2025 Notes” and all beneficial holders thereof, the “2025 Noteholders”) which, subject to the event of default triggered by the Chapter 11 case, mature on December 15, 2025.
The Indentures provide that upon the filing of the Chapter 11 case, the principal and interest due thereunder shall be immediately due and payable. As a result of such acceleration of tour debt obligations in respect of the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern, as described in this Quarterly Report on Form 10-Q (this “Quarterly Report”).

On November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company (“Buyer”) and an affiliate of GTCR LLC, a leading private equity firm (“GTCR”), pursuant to a membership interests purchase agreement, dated November 16, 2023 (the “Purchase Agreement”), by and among the Company, Cloudbreak and Buyer (the “Sale” and all of the transactions contemplated by the Purchase Agreement, as supplemented by the terms and conditions of the Transaction Support Agreement (as defined below), including entry into the Escrow Agreement (as defined below), the Supplemental Indentures (as defined below) and any documents or instruments relating to the Fundamental Change Repurchase Offer (as defined below), collectively, the “Transactions”). We will utilize the proceeds from the Sale for payment in full or in part of the Company’s 2026 Notes and 2025 Notes, as well as other expenses related to the Transactions. The Transactions are expected to close (the “Closing”) in the first half of 2024, subject to obtaining customary regulatory and stockholder approval (such date, the “Closing Date”).

Pursuant to the terms of the Purchase Agreement, the “Cash Consideration” for the Sale means an amount equal to $180.0 million, with adjustments for debt as of immediately prior to the Closing and cash as of 11:59 p.m. (Delray Beach, Florida time) on the day immediately prior to the Closing Date (the “Calculation Time”), Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions. The consideration delivered to the Company at the Closing shall equal $180.0 million, subject to adjustments for the estimated closing debt and cash and the estimated unpaid expenses related to the Transactions (the “Estimated Cash Consideration”), with all such Estimated Cash Consideration to be delivered by Buyer to an escrow agent (the “Escrow Agent”) for deposit into certain segregated escrow accounts to be established pursuant to the Escrow Agreement, as described below. Following the Closing, in connection with a customary adjustment to the Cash Consideration, which adjustment is expected, in the absence of any disagreement, to be determined within 120 days following the Closing Date, to the extent that the Cash Consideration exceeds the Estimated Cash Consideration, a payment shall be made for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes of an amount equal to the amount by which the Cash Consideration exceeds the Estimated Cash Consideration (up to an excess equal to the amount of the Adjustment Escrow Amount (as defined below)). To the extent that following such customary adjustment to the Cash Consideration, the Estimated Cash Consideration is greater than the Cash Consideration, Buyer and the Company shall cause the Escrow Agent (including by delivering joint written instructions to the Escrow Agent) to make payment to Buyer (or its designees) of an amount equal to the lesser of (i) an amount equal to the amount by which the Estimated Cash Consideration exceeds the Cash Consideration, and (ii) the Adjustment Escrow Amount held in the Adjustment Escrow Account, including any dividends, interest, distributions and other income received in respect thereof, less any losses on investment thereof, less distributions thereof in accordance with the Purchase Agreement and the Escrow Agreement (as defined below) (the “Adjustment Escrow Funds”), in each case, from the Adjustment Escrow Account, and after any such payments are made to Buyer, the remaining Adjustment Escrow Funds (if any) shall be paid for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes.

Pursuant to the terms of the Purchase Agreement, prior to the Closing, the Company, Buyer and the Escrow Agent will enter into one or more escrow agreements in a customary form to be agreed upon as provided under the Purchase Agreement by Buyer, the Company, the Required Noteholders (as defined below) and the Escrow Agent (the “Escrow Agreement”), pursuant to which, at the Closing, Buyer will remit to the Escrow Agent all of the Estimated Cash Consideration to be deposited as follows: (i) $3.0 million (the “Adjustment Escrow Amount”) shall be deposited in a segregated escrow account to satisfy any downward adjustment to the Cash Consideration (the “Adjustment Escrow Account”); (ii) $27.0 million (the “Tax Escrow Amount”), subject to reduction if the Company and Buyer mutually determine prior to the Closing that the maximum possible amount of taxes that would become due and payable by the Company as a result of the Transactions (the “Maximum Seller Tax Amount”) should be less than $27.0 million, in which case the Tax Escrow Amount shall be reduced to an amount equal to the agreed-upon Maximum Seller Tax Amount, shall be deposited in a segregated escrow account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions (the “Tax Escrow Account”); provided, that any amounts remaining in the Adjustment Escrow Account after the post-Closing adjustment or in the Tax Escrow Account after the payment of all taxes shall (x) if the Fundamental Change Repurchase Date (as defined in the Senior Secured Notes Indenture) has not yet occurred, be paid to the Notes Escrow Account (as defined below) by wire transfer of immediately available funds for purposes of making an offer to repurchase the 2026 Notes and the 2025 Notes, or (y) if the Fundamental Change Repurchase Date has occurred, be released to the Company (and held in a deposit account subject to a control agreement in favor of the Consenting Noteholders) for the sole purpose of complying with mandatory repurchase requirements set forth in the Senior Secured Notes Supplemental Indenture with respect to any remaining 2025 Notes; and (iii) the remaining portion of the Estimated Cash Consideration (such amount, the “Notes Escrow Amount”), shall be deposited in a segregated escrow account (the “Notes Escrow Account”, and together with the Adjustment Escrow Account and the Tax Escrow Account, the “Escrow Accounts”), the purpose of which shall be to fund the offer, on behalf of the Company, (a) to repurchase all of the Company’s 2026 Notes issued under the Unsecured Notes Indenture, which repurchase shall use a portion of the Notes Escrow Account, together with any dividends, interest, distributions and other income received in respect thereof, less any losses on investment thereof, less distributions thereof in accordance with the Purchase Agreement and the Escrow Agreement (the “Notes Escrow Fund”), which portion as of the date of the Purchase Agreement and based on certain assumptions that are subject to change, is currently estimated to be equal to $115.0 million, and which payment is expected to occur on or around June 3, 2024, together with the payment of any other amounts to be made to the 2026 Noteholders concurrently with the payment of such portion of the Notes Escrow Funds as specified by the Unsecured Notes Indenture following a Fundamental Change (as such term is defined in the Unsecured Notes Indenture), which other amounts may be paid using amounts of the Notes Escrow Funds, and (b) in addition to the repurchase of up to all of the 2026 Notes, to repurchase in accordance with the terms of the Senior Secured Notes Indenture (as defined below) in the event of a Fundamental Change (as defined in the Senior Secured Notes Indenture) the maximum principal amount of the Company’s 2025 Notes issued under the Senior Secured Notes Indenture, which, as of the date of the Purchase Agreement and based on certain assumptions that are subject to change and presuming that all of the 2026 Noteholders accept the repurchase of the 2026 Notes as well as any other amounts of the Notes Escrow Funds paid in respect of the repurchase of the 2026 Notes, is estimated to be approximately $25.8 million, and the Company, in accordance with such terms of the Senior Secured Notes Indenture, shall make such payments of other amounts required to be made in connection with such repurchase, which other amounts may be paid using amounts of the Notes Escrow Funds, such that following the payment of the amounts to be paid for such initial repurchase of the 2025 Notes, which payment is expected to occur on or around June 3, 2024, a portion of the 2025 Notes shall remain outstanding (which, as of the date of the Purchase Agreement and based on certain assumptions that are subject to change, is estimated to be approximately $31.4 million in aggregate principal amount), the terms of which shall be governed by the 2025 Notes and the Senior Secured Notes Indenture and the Senior Secured Notes Supplemental Indenture (it being acknowledged and agreed that all of the 2025 Noteholders that have not signed the Transaction Support Agreement will be repurchased in full with respect to their 2025 Notes to the extent such noteholders so elect and all of the 2025 Noteholders that have signed the Transaction Support Agreement will be partially repurchased with respect to their 2025 Notes on a pro rata basis). In the event that any amounts remain outstanding of the Notes Escrow Funds, those amounts shall be used to offer to repurchase in part such anticipated outstanding amount of the 2025 Notes in accordance with the terms of the Senior Secured Notes Indenture in the event of a Fundamental Change (as such term is defined in the Senior Secured Notes Indenture). Furthermore, any repurchases of the 2025 Notes in accordance with the Purchase Agreement will be made at a premium of 5.0% to the principal amount of such 2025 Notes.

In connection and concurrently with the entry into the Purchase Agreement, the Company, Cloudbreak and Buyer entered into a transaction support agreement, dated as of November 16, 2023 (the “Transaction Support Agreement”), with certain beneficial holders of the 2025 Notes (being the holders of at least 69% of the 2025 Notes, the “Consenting Senior Secured Noteholders”) and certain beneficial holders of the 2026 Notes (being the holders of at least 88% of the 2026 Notes, the “Consenting Unsecured Noteholders”, and together with the Consenting Senior Secured Noteholders, the “Consenting Noteholders”), pursuant to which the parties have agreed, among other things, to support the Purchase Agreement and the Transactions and to enter into and effect the Escrow Agreements, the Supplemental Indentures in connection with the Fundamental Change Repurchase Offer to be made by the Company and each other Definitive Document (as defined in the Transaction Support Agreement), in each case, subject to the terms and conditions set forth in the Transaction Support Agreement.

The Transaction Support Agreement provides that (i) the Company and Cloudbreak will abide by the proceeds waterfall set forth in the Purchase Agreement as described above, the Escrow Agreements and the Supplemental Indentures, including, for the avoidance of doubt, releasing the Escrow Funds as set forth in the Escrow Agreement, commencing offers to repurchase the 2025 Notes and the 2026 Notes in accordance with the terms of the applicable Indenture as a result of any or all of the Transactions constituting a Fundamental Change (as such term is defined in each of the Indentures) under the applicable Indenture (each, a “Fundamental Change Repurchase Offer”) and delivering the applicable Fundamental Change Company Notices (as such terms are defined in each of the Indentures) pursuant to the applicable Indenture, in each case, at the times and pursuant to the terms specified in the Supplemental Indentures; (ii) the Buyer will abide by the proceeds waterfall set forth in the Purchase Agreement as described above, the Escrow Agreements and the Supplemental Indentures, including, for the avoidance of doubt, depositing and releasing the Notes Escrow Funds as set forth in the Escrow Agreement; and (iii) the Consenting Noteholders will, so long as the Company complies with the applicable terms, conditions and procedures set forth in the Indentures, participate in and comply with the terms set forth in respect of any Fundamental Change Company Notice given under (and as defined in) the respective Indenture and applicable Supplemental Indenture in connection with each relevant Fundamental Change Repurchase Offer. The Company and each Consenting Noteholder, in their separate and individual capacities, represent in the Transaction Support Agreement that, as of the date thereof and to the best of their knowledge, and assuming that all coupon payments on the 2025 Notes and the 2026 Notes due prior to June 3, 2024 are paid in full: if the Sale were to occur on March 15, 2024, (i) the outstanding amount due and payable in the aggregate to the 2025 Noteholders arising under or in connection with a Fundamental Change Repurchase Offer under the Senior Secured Notes Indenture to be consummated on June- 3, 2024 would be $62.2 million, consisting of (a) $57.2 million in aggregate principal amount of the 2025

Notes (assuming 100% participation), (b) $2.9 million premium payable in respect of the 2025 Notes, and (c) $2.1 million in accrued and unpaid interest; and (ii) the outstanding amount due and payable in the aggregate to the 2026 Noteholders arising under or in connection with a Fundamental Change Repurchase Offer under the Unsecured Notes Indenture to be consummated on June 3, 2024 would be $119.6 million, consisting of (x) $115.0 million in aggregate principal amount of the 2026 Notes (assuming 100% participation) and (y) $4.6 million of accrued and unpaid interest.

In accordance with the terms of the Purchase Agreement and the Transaction Support Agreement, the Company and the Indenture Trustee will enter into a supplement to the Senior Secured Notes Indenture, to be agreed and effected no later than December 20, 2023 (the “Senior Secured Notes Supplemental Indenture”), that will, among other things (a) provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Senior Secured Notes Indenture resulting from the commencement of the Chapter 11 cases (the “2025 Indenture Events of Default”); (b) rescind, with respect to the Company and Cloudbreak, the acceleration of the 2025 Notes resulting from the occurrence of the foregoing events of default (the “2025 Notes Acceleration”); (c) provide for certain changes to certain of the definitions in the Senior Secured Notes Indenture, including “Permitted Indebtedness”; (d) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; (e) provide a carveout for the Sale from the terms of the Senior Secured Notes Indenture with respect to mergers and sale transactions; and (f) delete the rule prohibiting repurchases in connection with a Fundamental Change (as defined in the Senior Secured Notes Indenture) arising from the Sale at the time the 2025 Notes have been accelerated, and will modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting Noteholders in respect of the Sale to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from the Escrow Accounts), in each case, at a 5.0% premium to the principal amount of such 2025 Notes.

In addition, in accordance with the terms of the Purchase Agreement and the Transaction Support Agreement, the Company and the Indenture Trustee will enter into a supplement to the Unsecured Notes Indenture, to be agreed and effected no later than December 20, 2023 (the “Unsecured Notes Supplemental Indenture” and together with the Senior Secured Notes Supplemental Indenture, the “Supplemental Indentures”), that will, among other things (a) provide for the waiver, with respect to the Company and Cloudbreak, of the specified events of default under the Unsecured Notes Indenture resulting from the 2025 Notes Acceleration and the commencement of the Chapter 11 cases (the “2026 Indenture Events of Default” and together with the 2025 Indenture Events of Default, the “Specified Defaults”); (b) add each subsidiary of the Company, other than any subsidiary of the Company that is, as of the date of the Unsecured Notes Supplemental Indenture, a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, as a guarantor of the obligations under the 2026 Notes pursuant to the Unsecured Notes Indenture; (c) cause the Company and each of its subsidiaries, other than any subsidiary of the Company that is, as of the date of the Unsecured Notes Supplemental Indenture, a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (d) in connection with those items described in clauses (b) and (c) above, incorporate provisions similar to those in the Senior Secured Notes Indenture including with respect to covenants and events of default and as modified by the Senior Secured Notes Supplemental Indenture; and (e) provide a carveout for the Sale from the terms of the Unsecured Notes Indenture with respect to mergers and sale transactions.

Pursuant to the Transaction Support Agreement, each of the Company and Cloudbreak has agreed (severally and not jointly) to (a) grant liens in favor of the 2025 Noteholders and 2026 Noteholders with respect to the Escrow Accounts and the funds held therein, as applicable, subject to the terms of the Supplemental Indentures and any related intercreditor agreements; and (b) in connection with the Unsecured Notes Supplemental Indenture, grant a second priority lien on the assets of the Company and Cloudbreak and any subsidiaries of the Company and Cloudbreak that are not at such time a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, provided, that any such liens on the issued and outstanding equity interests of Cloudbreak or the assets of Cloudbreak and its subsidiaries will be released at or prior to the Closing.

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets and the satisfaction of liabilities in the normal course of business. However, given the events described above, in particular, the filing of the Chapter 11 cases by the Debtors which constituted an event of default under the Indentures that accelerated the obligations of the Company with respect to the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern. However, upon the entry into the Supplemental Indentures pursuant to the terms of the Transaction Support Agreement, the Specified Defaults will each be waived and the 2025 Notes Acceleration will be rescinded.

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

As disclosed in part I, Item 3 of our Annual Report, on November 4, 2022, UpHealth Holdings filed a request for arbitration before the ICA against Glocal, the three individuals who have constituted the board of directors of Glocal since UpHealth Holdings entered into the SPA, Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Sana Azim (“Richa Azim,” and together with Sabahat Azim, the “Azims”) and Gautam Chowdhury (“Chowdhury,” and together with the Azims, the “Glocal Board”), Meleveetil Damodaran, current shareholder and former director of Glocal (“Damodaran”) and another shareholder of Glocal, Kimberlite Social Infra Private Limited, an Indian entity of which the Azims are shareholders and directors (“Kimberlite”, and together with Glocal, the Azims, Chowdhury and Damodaran, collectively the “Arbitration Respondents”), for breach of the SPA, obstruction of UpHealth Holdings’ exercise of its statutory rights under the Indian Company Act as a super-majority shareholder of Glocal, and misrepresentation. UpHealth Holdings seeks an order for the following relief in the arbitration:

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

In December 2022, before the arbitral tribunal was constituted, each of the Arbitration Respondents wrote to the ICC seeking to not have the arbitration proceed. Glocal, the Glocal Board and Kimberlite claimed that there is no jurisdiction for an arbitration, in part due to the existence of a proceeding brought by the Glocal Board and an employee and shareholder of Glocal in India before the National Company Law Tribunal, Kolkata Bench (the “NCLT”). Damodaran claimed that he should not have to bear the expense of an arbitration notwithstanding having been a party to the SPA and receiving significant consideration from UpHealth Holdings for the sale of shares of Glocal. The ICC declined to consider these arguments and determined that they should be addressed by the arbitral tribunal, once constituted.

On January 8, 2023, UpHealth Holdings filed an amended request for arbitration. On March 6, 2023, a three-member arbitral tribunal was constituted. The arbitral tribunal invited the parties’ views on the timetable for the arbitration and other procedural issues. None of the Arbitration Respondents responded to that invitation, despite receiving, electronically and in hard copy, all arbitration-related correspondence from UpHealth Holdings and the arbitral tribunal.

The arbitral tribunal held a case management conference via Zoom on April 12, 2023. The Arbitration Respondents were invited to the conference, but none of them attended. At the conference, the arbitral tribunal decided that UpHealth Holdings would be given until June 22, 2023, to file its statement of claim (“Statement of Claim”), and that the Arbitration Respondents would then have until July 6, 2023 to indicate whether they planned to respond to the Statement of Claim or otherwise participate in the arbitration. Absent such indication, the hearing would be held in Chicago, Illinois, during the week starting July 31, 2023.

UpHealth Holdings filed its Statement of Claim on June 22, 2023. The Arbitration Respondents received electronic and hard copies of this submission, including all exhibits and legal authorities. None of the Arbitration Respondents confirmed their intention to participate in the arbitration, either before the July 6, 2023 deadline or thereafter.

The merits hearing in the arbitration was held in person in Chicago, Illinois, from July 31, 2023 through August 2, 2023. None of the Arbitration Respondents attended the hearing, though two employees of Glocal sent written comments to the arbitral tribunal members ex parte, just hours before the hearing. The arbitral tribunal forwarded those communications to UpHealth Holdings and invited comments, which UpHealth Holdings provided. During the hearing, the arbitral tribunal requested additional information from the damages expert retained by UpHealth Holdings. The expert’s additional report was filed on August 25, 2023. The arbitral tribunal invited UpHealth Holdings and Arbitration Respondents to attend a short virtual hearing on September 9, 2023 to consider the additional testimony of UpHealth Holdings’ expert.

On August 26, 2023, Damodaran wrote to the arbitral tribunal ex parte, asking for the arbitration to be discontinued against him. On August 29, 2023, one of the employees of Glocal who had emailed the arbitral tribunal ex parte before the July 31 hearing again emailed the arbitral tribunal ex parte. The arbitral tribunal invited responses from UpHealth Holdings, which UpHealth Holdings provided on September 1 and September 5, 2023, respectively. On September 8, 2023, less than 24 hours before the virtual hearing, the Glocal Board wrote a letter to the arbitral tribunal making allegations that UpHealth Holdings had already addressed in previous submissions. At the virtual hearing on September 9, 2023, UpHealth Holdings responded to the Glocal Board’s submission. None of the Arbitration Respondents participated in the virtual hearing, which concluded with the arbitral tribunal inviting UpHealth Holdings’ fact witness to file additional testimony. UpHealth Holdings filed its fact witness’s second witness statement on September 30, 2023. On November 5, 2023, the arbitral tribunal issued questions to UpHealth Holdings regarding the supplemental report and testimony of its expert. The deadline for UpHealth Holdings to respond to those questions is November 15, 2023. Also on November 5, 2023, the arbitral tribunal informed the parties that each of its members received boxes that appeared to contain documents from Glocal. UpHealth Holdings’ arbitration counsel had not received these documents. The arbitral tribunal informed the parties that it did not review the documents and considered Respondents’ attempt to communicate unilaterally with the arbitral tribunal to be inappropriate.

On October 31, 2023, the ICA informed the parties to the arbitration that the deadline for issuing the award in the arbitration has been extended to February 29, 2024.

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

Risks Relating to UpHealth’s Business and Industry

The filing of the Chapter 11 cases by the Debtors constituted an event of default that accelerated our obligations under the Indentures, and as a result of such acceleration of our debt obligations in respect of the 2025 Notes and 2026 Notes, we believe there is substantial doubt about our ability to continue as a going concern.

As discussed elsewhere in this Quarterly Report, the filing of the Chapter 11 cases by the Debtors on September 19, 2023 and October 20, 2023 constituted an event of default under the Indentures governing the 2025 Notes and 2026 Notes, which provide that upon the commencement of the Chapter 11 cases, the principal and interest due thereunder in respect of the 2025 Notes and 2026 Notes shall be immediately due and payable. As a result of such acceleration of our debt obligations, we believe there is substantial doubt about our ability to continue as a going concern. To address these concerns, on November 16, 2023, we entered into the Purchase Agreement and the Transaction Support Agreement, pursuant to which, among other things, upon the entry into the Supplemental Indentures pursuant to the terms of the Transaction Support Agreement, the Specified Defaults will each be waived and the 2025 Notes Acceleration will be rescinded.

Notwithstanding these anticipated waivers of the Specified Defaults and recission of the 2025 Notes Acceleration, certain termination provisions contained in the Purchase Agreement and the Transaction Support Agreement could prevent us from consummating the Transactions, and as a result, cause us to not obtain the benefits of the anticipated waivers and the rescission. If the Purchase Agreement or the Transaction Support Agreement are terminated, and the Closing of the Transactions does not occur, the waiver of the events of default under the Indentures and rescission of the acceleration of our debt obligations with respect to the 2025 Notes and 2026 Notes provided under the Supplemental Indentures will be void, and we could be obligated to pay the full amount due and payable under such notes under the terms of the applicable Indenture in the event of a Fundamental Change. If that were to occur, we believe it would raise substantial doubts about our ability to continue as a going concern.

Our debt agreements, including the Senior Secured Notes Indenture, contain, and the Supplemental Indentures that we will enter into pursuant to the Transaction Support Agreement will contain, restrictions that may limit our flexibility in operating and financing our business, and any default on our secured credit facility or any future secured credit facilities (including certain liens to be granted by us in favor of the 2025 Noteholders and 2026 Noteholders pursuant to the Supplemental Indentures, whether as a result of the failure to consummate the Transactions or otherwise, could result in foreclosure by our secured noteholders or future secured noteholders on our assets.

Our Indenture governing our 2025 Notes, Security Agreement and related documents contain a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•create liens on certain assets;
•incur additional debt or issue new equity;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell certain assets.

The filing of the Chapter 11 cases by the Debtors constituted an event of default giving rise to cross defaults under the Indentures, and a result, accelerated our debt obligations with respect to the 2025 Notes and the 2026 Notes. While any efforts to enforce our payment obligations pursuant to such events of default under the Indentures against the Debtors are automatically stayed as a result of the filing of the Chapter 11 cases, a significant portion of our operations are conducted through the Debtors, and a significant portion of our assets are held by the Debtors. As a result, the filing of the Debtors for Chapter 11 protection has and could continue to limit our available resources and our ability to plan for or react to market conditions and could otherwise restrict corporate activities.

In addition, while the Consenting Noteholders have agreed to the entry into the Supplemental Indentures which will waive such events of default under the Indentures and rescind the acceleration of our debt obligations with respect to the 2025 Notes and the 2026 Notes, in each case, in accordance with the terms of the Purchase Agreement and the Transaction Support Agreement, we can make no assurances that we will not in the future be in default under the Indentures, whether due to the failure to consummate the Transactions or otherwise. Any future default under our Senior Secured Notes Indenture could trigger a cross default under agreements governing any future indebtedness as well as the Unsecured Notes Indenture, as has already occurred upon the commencement of the Chapter 11 cases.

Furthermore, in accordance with the terms of the Transaction Support Agreement, we and Cloudbreak have each agreed (severally and not jointly) to (a) grant liens in favor of the 2025 Noteholders and 2026 Noteholders with respect to the Escrow Accounts and the funds held therein, as applicable, subject to the terms of the Supplemental Indentures and any related intercreditor agreements; and (b) in connection with the Unsecured Notes Supplemental Indenture, grant a second priority lien on the assets of the Company and Cloudbreak and any subsidiaries of the Company and Cloudbreak that are not at such time a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 cases, and in connection with those modifications to the Unsecured Notes Indenture, will incorporate provisions similar to those in the Senior Secured Notes Indenture including with respect to covenants and events of default and as modified by the Senior Secured Notes Supplemental Indenture (provided, that any such liens on the issued and outstanding equity interests of Cloudbreak or the assets of Cloudbreak and its subsidiaries will be released at or prior to the Closing). In addition, the Senior Secured Notes Supplemental Indenture, once entered into, will modify the provisions of the Senior Secured Notes Indenture in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting Noteholders in respect of the Sale, to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from the Escrow Accounts), in each case, at a 5.00% premium to the principal amount of such 2025 Notes.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in further defaults under our Indentures or instruments governing any future indebtedness of ours, including the Supplemental Indentures. Additionally, our Senior Secured Notes Indenture, including as modified by the Senior Secured Notes Supplemental Indenture, is (and our Unsecured Notes Indenture, as modified by the Unsecured Notes Supplemental Indenture, will be) secured by substantially all of our assets and those of our domestic subsidiaries. Upon a default, unless waived, the 2025 Noteholders and the 2026 Noteholders could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to secure our obligations to such noteholders under our Security Agreement (or under the secured credit facilities provided under the Supplemental Indentures, once entered into) and force UpHealth into bankruptcy or liquidation. Our results of operations currently are not, and may not be in the future if the Transactions are not consummated, sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our Indentures (including as modified by the Supplemental Indentures, once entered into) or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. In the nine months ended September 30, 2023 and 2022, aggregate net cash used in operating activities was $18.5 million and $17.6 million, respectively.

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

As a result of our remediation efforts, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer have the material weaknesses in internal controls over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021 and our assessment has not changed as of September 30, 2023; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of September 30, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by March 2024.

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

As a result of events which occurred in the three months ended September 30, 2022, as discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading “Dispute and Litigation Regarding Control of Glocal Board of Directors” in Item 3, Legal Proceedings, of Part I of our Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

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

We have approximately 17,775,498 shares of common stock outstanding as of November 17, 2023. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration (none of which remain subject to a contractual lockup period), registered for resale shares of common stock issued in the 2023 Private Placement, and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and Convertible Notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or Convertible Notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2022. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.
Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Please refer to the Current Reports on Form 8-K that we have filed with the SEC for information regarding the event of default under the Indentures governing our 2025 Notes and 2026 Notes, which occurred as a result of the commencement of the Chapter 11 cases on September 19, 2023.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Release Agreement with Samuel J. Meckey
As previously disclosed by the Company, on October 6, 2023, the Company notified Samuel J. Meckey that pursuant to a decision made by the Board on October 5, 2023, his service as the Chief Executive Officer of the Company was terminated, effective immediately, and that he would cease to be an employee of the Company effective as of October 11, 2023 (the “Termination Date”). In connection with Mr. Meckey’s termination, on November 17, 2023, the Company and Mr. Meckey entered into a waiver and release of claims (the “Release”), in accordance with Mr. Meckey’s amended and restated employment agreement with the Company, dated as of May 11, 2023, as previously disclosed by the Company (the “Employment Agreement”). The consideration for Mr. Meckey’s agreement to the Release consists of the severance compensation provided under, and subject to, the terms and conditions of the Employment Agreement.
Pursuant to the terms of the Release, provided that Mr. Meckey complies with all obligations set forth in the Employment Agreement that survive termination of his employment as provided therein, Mr. Meckey shall receive the following payments and benefits, subject to applicable tax withholding: (a) an amount equal to $780,000.00, representing 18 months of Mr. Meckey’s base salary, payable in equal installments in accordance with the Company’s regular payroll practices over the 18 month period following the Termination Date; (b) an amount equal to $260,000.00, representing Mr. Meckey’s target 2023 bonus amount for the period from January 1, 2023 through June 30, 2023, payable on the Company’s first regular payroll date that is not earlier than six months and one day following the Termination Date; (c) contingent upon the Company’s 2023 performance as compared to the 2023 bonus plan performance goals, an amount equal to $146,956.52, representing Mr. Meckey’s target pro-rata 2023 bonus for the period from July 1, 2023 through the Termination Date, which if earned and payable shall be paid to Mr. Meckey on the Company’s first regular payroll date that is not earlier than six months and one day following the Termination Date; (d) contingent upon Mr. Meckey time electing continued coverage under COBRA, the Company will, at its expense, provide Mr. Meckey with the COBRA related benefits specified in and pursuant to the provisions of the Employment Agreement with respect to termination without Cause (as defined in the Employment Agreement) or for Good Reason (as defined in the Employment Agreement) and not in connection with a Change in Control (as defined in the Employment Agreement); (e) the 430,000 RSUs granted to Mr. Meckey on January 9, 2023 will fully vest upon the Effective Date; (f) an amount equal to $1,062,347.00, payable in a single lump sum on a date selected by the Company which is no later than January 1, 2024; (g) an amount equal to $734,115.00, payable in a single lump sum on January 1, 2025; and (h) contingent upon the Company’s 2023 performance as compared to the target revenue performance levels for fiscal 2023, a pro-rata portion of the performance bonus that Mr. Meckey is eligible to receive with respect to fiscal 2023, calculated pursuant to the provisions of the Employment Agreement with respect to termination without Cause or for Good Reason and not in connection with a Change in Control, which if earned and payable shall be paid to Mr. Meckey at the same time as specified in the provisions of the Employment Agreement applicable to revenue performance bonuses as if Mr. Meckey had remained employed through the applicable payment date, and in all cases no later than March 15, 2024; provided, that if Mr. Meckey has not exercised his right to revoke the Release on or before November 24, 2023 (the seventh day following his execution and delivery thereof), then (1) the payments and benefits described in such clauses (a) and (d) above shall commence on November 25, 2023 (the eighth day following Mr. Meckey’s execution and delivery of the Release) and all amounts under such clauses (a) and (d) above shall be paid and provided as soon as practicable after November 25, 2023, and (2) notwithstanding anything to the contrary set forth above (other than as provided in the foregoing clause (1)), any other amounts otherwise scheduled to be paid to Mr. Meckey prior to the effectiveness of the Release, shall instead accrue and be paid as soon as practicable following the date that is the earlier of (x) Mr. Meckey’s receipt of the amount specified in clause (f) above, or (y) Mr. Meckey’s receipt of the amount payable to him in the event of a Change in Control being consummated within three months of the Termination Date, as described below (such earlier date, the “Effective Date”).
In addition to the payments and benefits described in clauses (a) through (f) of the immediately preceding paragraph, in the event that a Change in Control is consummated within three months of the Termination Date, and provided that Mr. Meckey complies with all obligations set forth in the Employment Agreement that survive termination of his employment as provided therein (and contingent upon effectiveness of the Release), the Company and Mr. Meckey have agreed that he shall be entitled to receive all amounts payable pursuant to the provisions of the Employment Agreement with respect to termination without Cause or for Good Reason and in connection with a Change in Control, which have not already been paid to Mr. Meckey in accordance with clauses (a) through (f) of the immediately preceding paragraph.
In exchange for and in consideration of the severance benefits provided to Mr. Meckey pursuant to the termination provisions of the Employment Agreement, and subject to the terms and conditions of such termination provisions in all respects, Mr. Meckey has agreed to a general release of claims in favor of the Company, and upon the effectiveness of the Release, Mr. Meckey shall have voluntarily released and forever discharged the Company, its affiliated and related entities, its and their respective predecessors, successors and assigns, its and their respective employee benefit plans and fiduciaries of such plans, and the current and former members, managers, partners, directors, officers, shareholders, employees, attorneys, accountants and agents of each of the foregoing in their official and personal capacities (collectively referred to as the “Releasees”) generally from all claims, demands, debts, damages and liabilities of every name and nature, known or unknown (collectively, “Claims”) that, as of the date of the Release, Mr. Meckey has, ever had, now claims to have or ever claimed to have had against any or all of the Releasees. Such general release of Claims includes, among other things (and without implication of limitation), the release of all Claims: (a) relating to his employment by and termination from employment with the Company, including any Claims of breach of contract, wrongful discharge or violation of public policy; (b) of discrimination or retaliation under federal, state or local law, including, without limitation, Claims of age discrimination or retaliation under the Age Discrimination in Employment Act of 1967 (“ADEA”), Claims of disability discrimination or retaliation under the Americans with Disabilities Act, and Claims of discrimination or retaliation under Title VII of the Civil Rights Act of 1964; (c) under the California Family Rights Act, the California Labor Code, the California Workers’ Compensation Act, and the California Fair Employment and Housing Act; (d) under the Minnesota Human Rights Act (provided that Mr. Meckey may rescind the release of claims under such law within 15 calendar days of the execution of the Release by delivering a written notice of rescission to the Company as provided in the Release), the Minnesota Equal Pay for Equal Work Law, Minnesota health care worker whistleblower protection laws, the Minnesota family leave law, and Minnesota personnel record access statutes; (e) under any other federal or state statute or constitution or local ordinance; (f) of defamation or other torts; and (g) for damages or other remedies of any sort, including, without limitation, compensatory damages, punitive damages, injunctive relief and attorney’s fees; provided, that the foregoing release shall not affect Mr. Meckey’s rights (i) under the Release, (ii) to the Accrued Benefit, (iii) to contractual or other legal right to indemnification under any written indemnification agreement with the Company, governance documents of the Company or under applicable law, (iv) to any claim that cannot be waived under applicable law or (iv) under any applicable director and liability insurance policy. Furthermore, Mr. Meckey has agreed not to accept damages of any nature, other equitable or legal remedies for his own benefit or attorney’s fees or costs from any of the Releasees with respect to any Claim released pursuant to the Release.
In respect of the foregoing general release of Claims, and as a material inducement to the Company to enter into the Release, Mr. Meckey has represented in the Release that he has not assigned any Claim to any third party. In addition, Mr. Meckey (i) has represented that, other than the consideration set forth in the Release, the Company has paid or provided all salary, wages, bonuses, accrued vacation/paid time off, premiums, leaves, housing allowances, relocation costs, interest, severance, outplacement costs, fees, reimbursable expenses, commissions, stock, stock options, vesting and any and all other benefits and compensation due to him, and (ii) has agreed that he is not entitled to any wages, salary, commissions, vacation, equity, bonuses, or any other compensation or benefits from the Company or any of its affiliates, except as is expressly set forth in the Release.
In addition to the general release of Claims described above, Mr. Meckey has acknowledged and agreed that (a) he is waiving and releasing any rights he may have under the ADEA as of the Effective Date, and such waiver and release is knowing and voluntary (and shall not apply to any rights or claims that may arise under the ADEA following the Effective Date), and the consideration given for such waiver and release is in addition to anything of value to which Mr. Meckey was entitled pursuant to the Employment Agreement; (b) he has been advised in the Release (i) to consult with legal counsel prior to his execution thereof, (ii) that he has 45 days within which to consider the Release, (iii) that he has been provided certain information to consider in making the Release, including the class, unit, or group of individuals covered by the reduction in force applicable to his termination, the eligibility factors for such reduction in force, and the job titles and ages of all individuals who were and were not selected, and (iv) that he may revoke the Release within 7 days following execution thereof and the Release shall not be effective until after such revocation period has expired; (c) nothing in the Release prevents or precludes Mr. Meckey from challenging or seeking a determination in good faith of the validity of Mr. Meckey’s waiver under the ADEA, nor does it impose any condition precedent, penalties or costs for doing so, unless specifically authorized by federal law; (d) by executing and delivering the Release to the Company in less than the 45-day period described above, Mr. Meckey has freely and voluntarily chosen to waive the time period allotted for considering the Release; and (e) revocation by Mr. Meckey of the Release must be accomplished by a written notification received by the Company prior to the eighth day following entry into the Release. Each of the Company and Mr. Meckey have agreed that any changes to the Release, whether material or immaterial, do not restart the running of the 45-day period. Mr. Meckey has further agreed that he has been advised to consult with legal counsel and that he is familiar with the principle that a general release does not extend to claims that the releasing party does not know or suspect to exist in their favor at the time of executing the release, which, if known by them, must have materially affected their settlement with the released party, and Mr. Meckey has agreed to expressly waive any rights he may have to that effect, as well as under any other statute or common law principles of similar effect.
The terms of the Release reaffirm, and incorporate by reference therein, Mr. Meckey’s confidentiality, nondisclosure and nonsolicitation obligations to the Company and/or any affiliate of the Company, including without limitation pursuant to the Employee Proprietary Information and Inventions Agreement, dated May 12, 2023 (the “Confidentiality Agreement”) (collectively, the “Ongoing Obligations”). Furthermore, Mr. Meckey has agreed, to the fullest extent permitted by law, to keep the negotiations leading to the Release and the terms of the Release (“Release-Related Information”) completely confidential (except that Mr. Meckey may disclose Release-Related Information to his spouse, attorney and financial advisors, and to them only if they first agree for the benefit of the Company to keep Release-Related Information confidential); provided, that none of such confidentiality obligations with the respect to the Release-Related Information shall be construed to prevent Mr. Meckey from disclosing Release-Related Information to the extent required by a lawfully issued subpoena or duly issued court order, provided further, that Mr. Meckey provides the Company with advance written notice and a reasonable opportunity to contest such subpoena or court order.
Pursuant to the terms of the Release, Mr. Meckey has agreed (i) not to make any disparaging, critical or otherwise detrimental statements to any person or entity concerning any Releasee or the products or services of any Releasee and (ii) that he shall not use any Company information that is confidential either under applicable law or the Confidentiality Agreement to which Mr. Meckey had access during the scope of his employment with the Company in order to communicate with or solicit any of the Company’s current or prospective clients; provided, that such nondisparagement obligation shall in no way affect Mr. Meckey’s obligation to testify truthfully in any legal proceeding (nor shall anything contained in the Release apply to truthful testimony in litigation), and nothing in the Release limits Mr. Meckey’s ability to file a charge or complaint with any federal, state or local governmental agency or commission (a “Government Agency”), or to communicate with, or otherwise participate in any investigation or proceeding that may be conducted by, any Governmental Agency (including the provision of documents or other information), without notice to the Company. Pursuant to the terms of the Release, if Mr. Meckey files any charge or compliant with any Governmental Agency and it (or any other third party) pursues any claim on his behalf, Mr. Meckey waives any right to monetary or other individualized relief (either individually, or as part of any collective or class action); provided, that nothing contained in the Release limits any right Mr. Meckey may have to receive a whistleblower award or bounty for information provided to the SEC.

The foregoing summary of the terms and conditions of the Release is not complete and is qualified in its entirety by reference to the full text of the Release, which is included as an exhibit to this Quarterly Report, and the terms of which are incorporated herein by reference.
Thrasys Transition Agreements
Transition Agreement with County of Alameda
On November 17, 2023, Thrasys entered into a Transition Agreement (the “Alameda Transition Agreement”) with the County of Alameda, California, USA (“Alameda”), which provides for, among other things, the grant to Alameda of a non-exclusive, transferable, perpetual, royalty-free right and license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term, which commences upon the approval of the Bankruptcy Court of the Alameda Transition Agreement and continues until December 28, 2023. As conditions to the rights and obligations of the parties, the Alameda Transition Agreement provides that it shall only become effective (i) on the date the Bankruptcy Court enters an order approving the Alameda Transition Agreement and (ii) if certain key executory contracts are assumed and assigned by Thrasys to Alameda, as approved by the Bankruptcy Court. The consideration to be delivered to Thrasys pursuant to the Alameda Transition Agreement is as follows: (i) in partial consideration of the rights granted under the Alameda Transition Agreement with respect to SyntraNetTM, Alameda shall pay to Thrasys $1.00; (ii) in consideration of the transition services, Alameda shall pay to Thrasys a total of $1,450,000, in six separate installments (in each case, to be paid within one week of receipt of the applicable invoice from Thrasys), consisting of (A) four installments of $290,000, to be invoiced upon completion of certain transition services, (B) $265,000, to be invoiced on the date that the assumption and assignment of certain executory contracts is approved by the Bankruptcy Court, and (C) $25,000, to be invoiced on December 28, 2023; and (iii) a total of $151,170 to be paid by Alameda to Thrasys, consisting of outstanding payment obligations under certain prior agreements, with such payments to be made according to the terms of such prior agreements. The Alameda Transition Agreement provides for a mutual release of claims among the parties. In addition, the Alameda Transition Agreement contemplates that certain of Thrasys’s current employees who are involved in the provision of SyntraNetTM or related services to Alameda will receive employment offers from Alameda, subject to the terms and conditions of the Alameda Transition Agreement.
Transition Agreement with LA Care
On November 15, 2023, Thrasys entered into a Transition Agreement (the “LA Care Transition Agreement”) with Local Initiative Health Authority for Los Angeles County, a local public entity operating and doing business as L.A. Care Health Plan (“LA Care”), which provides for, among other things, the grant to LA Care of a non-exclusive, non-transferable, perpetual, royalty-free right and license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term, which commences upon the approval of the Bankruptcy Court of the LA Care Transition Agreement and continues until December 28, 2023. As the sole condition to the rights and obligations of the parties, the LA Care Transition Agreement provides that it shall only become effective on the date the Bankruptcy Court enters an order approving the LA Care Transition Agreement. The consideration to be delivered to Thrasys pursuant to the LA Care Transition Agreement is as follows: (i) in partial consideration of the rights granted under the LA Care Transition Agreement with respect to SyntraNetTM, LA Care shall pay to Thrasys $1.00; (ii) in consideration of the transition services, LA Care shall pay to Thrasys a total of $1,950,000, in three separate installments (in each case, to be paid within one week of receipt of the applicable invoice from Thrasys), consisting of (A) $1,365,000, to be invoiced on the later of December 1, 2023 or the effective date of the LA Care Transition Agreement, (B) $292,500, to be invoiced on the later of December 15, 2023 or the effective date of the LA Care Transition Agreement, and (C) $292,500, to be invoiced on the later of December 18, 2023 or the effective date of the LA Care Transition Agreement; and (iii) a total of $1,250,000 to be paid by LA Care to Thrasys, consisting of outstanding payment obligations under certain prior agreements, with such payments to be made according to the terms of such prior agreements and, in each case, subject to Thrasys’s continued performance in respect of the applicable prior agreement. The LA Care Transition Agreement provides for a mutual release of claims among the parties. In addition, the LA Care Transition Agreement contemplates that certain of Thrasys’s current employees who are involved in the provision of SyntraNetTM or related services to LA Care will receive employment offers from LA Care, subject to the terms and conditions of the LA Care Transition Agreement.
Transition Agreement with EmpiRx Health
On November 16, 2023, Thrasys entered into a Transition Agreement (the “EmpiRx Transition Agreement”) with EmpiRx Health LLC, a Delaware corporation (“EmpiRx”), which provides for, among other things, the grant to EmpiRx of a non-exclusive, perpetual, irrevocable (except as provided in the EmpiRx Transition Agreement), royalty-free right and license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term, which commences upon the approval of the Bankruptcy Court of the EmpiRx Transition Agreement and continues until all transition services milestones set forth therein are completed. As the sole condition to the rights and obligations of the parties, the EmpiRx Transition Agreement provides that it shall only become effective on the date the Bankruptcy Court enters an order approving the EmpiRx Transition Agreement. The consideration to be delivered to Thrasys pursuant to the EmpiRx Transition Agreement is as follows: (i) in partial consideration of the rights granted under the EmpiRx Transition Agreement with respect to SyntraNetTM, EmpiRx shall pay to Thrasys $1.00; (ii) in consideration of the transition services, EmpiRx shall pay to Thrasys a total of $400,000, in five separate installments of $80,000, with each installment to be paid within one week of the date on which the parties mutually agree the applicable transition services milestones have been completed; and (iii) EmpiRx shall pay to Thrasys (x) $77,190, consisting of payment obligations of EmpiRx under outstanding invoices relating to certain prior agreements, and (y) an estimated total of $170,000, consisting of payment obligations of EmpiRx with respect to licensing fees under certain prior agreements (provided that such payments set forth in (x) and (y) shall not exceed, in the aggregate, $247,190), which payments shall be made according to the terms of such prior agreements. The EmpiRx Transition Agreement provides for a mutual release of claims among the parties. In addition, the EmpiRx Transition Agreement contemplates that certain of Thrasys’s current employees who are involved in the provision of SyntraNetTM or related services to EmpiRx will receive employment offers from EmpiRx, subject to the terms and conditions of the EmpiRx Transition Agreement.

Item 6. Exhibits

Exhibit No.	Description

2.1†
Membership Interests Purchase Agreement, dated November 16, 2023, by and among UpHealth, Inc., Cloudbreak Health, LLC and Forest Buyer, LLC (incorporated by reference to Exhibit 2.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

3.1
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

4.1
Transaction Support Agreement, dated November 16, 2023, by and among UpHealth, Inc., Cloudbreak Health, LLC, Forest Buyer, LLC and the Consenting Noteholders (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

10.1†
Voting and Support Agreement, dated November 16, 2023, by and among UpHealth, Inc., Forest Buyer, LLC and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

10.2#*	Release Agreement, dated November 17, 2023, by and between UpHealth, Inc. and Samuel J. Meckey.

10.3††#
Amended and Restated Employment Agreement, dated August 8, 2023, by and between UpHealth, Inc. and Martin Beck (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023.

10.4*	Transition Agreement, dated November 15, 2023, by and between Thrasys, Inc. and L.A. Care Health Plan.

10.5*	Transition Agreement, dated November 16, 2023, by and between Thrasys, Inc. and EmpiRx Health LLC.

10.6*	Transition Agreement, dated November 17, 2023, by and between Thrasys, Inc. and County of Alameda.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Filed herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

††	Certain identified information in these exhibits has been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the registrant treats as private or confidential.

#	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on November 20, 2023.

UPHEALTH, INC.

By:	/s/ Martin S. A. Beck
Name:	Martin S. A. Beck
Title:	Chief Executive Officer (Principal Executive Officer)

By:	/s/ Jay W. Jennings
Name:	Jay W. Jennings
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)