Form 10-K
period 2023-12-31
UpHealth, Inc.
filed 2024-04-05
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-04321
UpHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3838045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 S. Military Trail, Suite 203	33484
Delray Beach, Florida
(Address of principal executive offices)	(Zip Code)
(888) 424-3646
Registrant’s telephone number, including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	UPH(1)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: _____________
(Title of Class)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on the New York Stock Exchange as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was $22.0 million. Shares of common stock beneficially owned by each executive officer, director, and holder of more than 10% of the registrant’s common stock have been excluded in that such persons or entities may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

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

The registrant had outstanding 18,811,398 shares of common stock, $0.0001 par value per share, as of March 31, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

None.

___________________________________________________

(1)On December 11, 2023, UpHealth, Inc. (the “Company”) received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist the common stock, par value $0.0001 per share, of the Company (ticker symbol: UPH), from the New York Stock Exchange (“NYSE”), and suspended trading in the common stock pending the completion of such proceedings. As a result, effective December 12, 2023, the common stock is trading in the over-the-counter market under the symbol “UPHL.” The Company timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted the Company’s request for a hearing, which was originally scheduled to occur on April 17, 2024 but is currently being rescheduled to a later date.

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

OUR HISTORY

Unless otherwise indicated or the context otherwise requires, the terms “we,” “our,” “us,” “its,” “UpHealth,” or the “Company” used in this Annual Report on Form 10-K (this “Annual Report”) refer to UpHealth, Inc. and its consolidated subsidiaries.

Following the completion of the business combinations that formed UpHealth on June 9, 2021 (as discussed further below), UpHealth was a healthcare technology and technology-enabled services company with a mission to enable high quality, affordable, and accessible healthcare for all. We offered three distinct, yet complementary business platforms, (a) Services — through our subsidiaries TTC Healthcare, Inc. (“TTC”), Behavioral Health Services, LLC (“BHS”), and Innovations Group, Inc. (“Innovations Group”) (until its sale which closed on May 11, 2023, as further discussed below); (b) Virtual Care Infrastructure — through our subsidiaries Cloudbreak Health, LLC (“Cloudbreak”) (until its sale which closed on March 15, 2024, as further discussed below) and Glocal Healthcare Systems Private Limited (“Glocal”); and (c) Integrated Care Management — through our subsidiary Thrasys, Inc. (“Thrasys”), which empowered health systems, health plans, employers, and government agencies and ministries to improve patient and provider experience, quality, access, and population health, and reduce the cost of healthcare and eliminate wasteful spending.

•Our Services platform provided behavioral health, mental health, and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our Services business served the healthcare marketplace, including direct patient care, government agencies, and providers.

•Virtual Care Management leveraged digital health tools, technology, data, and analytics to provide telehealth solutions, which used electronic information and telecommunications technologies to support and promote long-distance clinical health care, patient and professional health-related education, public health and health administration, and virtual care infrastructure solutions to improve access to healthcare and to resolve health disparities across the care continuum. Virtual Care Management served the healthcare marketplace, including providers, health systems, and government agencies.

•Integrated Care Management combined technology, data, and clinical expertise to empower payors and providers with the guidance and tools they needed to improve population health through its SyntraNetTM platform. This platform improved overall health system performance by leveraging distinctive capabilities in data and analytics, health information exchanges, pharmacy care services, health care operations, and population health. Integrated Care Management served the healthcare marketplace, including payors, providers, governments, and life sciences.

Following a series of events that occurred through March 16, 2024 (as discussed further below), UpHealth no longer offers a Virtual Care Infrastructure or Integrated Care Management platform and continues to be a leading provider of a full continuum of behavioral health solutions through the utilization of evidence-based treatments and services. Through its operating company TTC, UpHealth provides mental health and substance use disorder treatment services directly to consumers.

Completed Business Combinations

On June 9, 2021, UpHealth acquired (a) UpHealth Holdings, Inc. (“UpHealth Holdings”) and its subsidiaries, which became a wholly owned subsidiary, in an exchange of shares of UpHealth common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition, and (b) Cloudbreak and its subsidiaries, which became a wholly owned subsidiary, in an exchange of shares of UpHealth common stock for all of the Cloudbreak membership units issued and outstanding immediately prior to the effective time of the acquisition. In connection with the closing of the acquisition of UpHealth Holdings, certain promissory notes owed by UpHealth Holdings which became due at the closing of the acquisition of UpHealth Holdings were paid in cash, and the remaining promissory notes owed by UpHealth Holdings were assumed. In connection with the closing of the acquisition of Cloudbreak, certain promissory notes owed by Cloudbreak which were due at the closing of the acquisition of Cloudbreak were paid in cash.

Deconsolidation of Glocal and Subsidiaries

As a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As of March 31, 2024, the operations of Glocal remain deconsolidated from the rest of UpHealth.

Sale of Innovations Group and Subsidiaries

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation and a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, Innovations Group is included in the Services segment operating results for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excluded from the Services segment operating results for the period from May 11, 2023 through December 31, 2023.

Chapter 11 Cases of UpHealth Holdings, Thrasys, and BHS

Following an adverse legal judgement, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys and BHS, and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court.

Deconsolidation of UpHealth Holdings and Subsidiaries

As a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the operating results of TTC and BHS are included in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excluded from the Services segment for the latter three months of 2023. Similarly, the operating results of Thrasys are included in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excluded from the Integrated Care Management segment for the latter three months of 2023. As of March 31, 2024, the operations of UpHealth Holdings and its subsidiaries remain deconsolidated from the rest of UpHealth.

Thrasys entered into three transition agreements, dated as of November 15, November 16, and November 17, 2023, respectively, with its customers, (i) Local Initiative Health Authority for Los Angeles County, a local public entity operating and doing business as L.A. Care Health Plan, (ii) EmpiRx Health LLC, a Delaware corporation, and (iii) the County of Alameda, California, USA (each, a “Transition Agreement”), providing for, among other things, the grant to each customer of a perpetual, non-exclusive license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term provided under the applicable Transition Agreement, with the consummation of the transactions contemplated by each Transition Agreement subject to the entry by the Bankruptcy Court of an order authorizing and approving the Transition Agreements, which order was subsequently entered by the Bankruptcy Court.

Accordingly, on December 28, 2023, Thrasys consummated the closing of the transactions contemplated by the Transition Agreements. Following the closing, Thrasys no longer has any operations. Except as otherwise provided in the Transition Agreements, Thrasys will continue to own all intellectual property, subject to the non-exclusive licenses granted pursuant to the Transition Agreements.

Sale of Cloudbreak and Subsidiaries

On November 16, 2023, UpHealth and Cloudbreak, entered into a membership interests purchase agreement (the “Membership Interests Purchase Agreement”) with Forest Buyer, LLC, a Delaware limited liability company (“Forest Buyer”) and an affiliate of GTCR LLC, a leading private equity firm, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer (the “Sale”). The Sale closed on March 15, 2024. Accordingly, Cloudbreak is included in the Virtual Care Infrastructure for the years ended December 31, 2022 and 2023.
UpHealth Post-Sale of Cloudbreak
As a result of the events detailed above, as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and has repositioned its business efforts to continue growth in its Services division as a leading provider of a full continuum of behavioral health services. TTC, UpHealth’s remaining operating company, provides behavioral healthcare treatment services by utilizing psychiatrists, physicians, advanced nurse practitioners, physician assistants, psychologists, licensed therapists, and clinical social workers in a full continuum of care from inpatient to outpatient levels of care. However, until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth. As a result, subsequent to the Sale of Cloudbreak on March 15, 2024, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non-operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC.
Operating Segments

Services

Our Services platform provides behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our Services platform is working to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms.

Our behavioral health business provides comprehensive patient-centered care, addressing the physical, mental, and social well-being of our clients. We engage people in the most appropriate care settings, including clinical sites, out-patient and virtual. Our behavioral health business delivers behavioral health services; helps patients and providers navigate and address complex, chronic behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth. Our behavioral health business works directly with consumers, care delivery systems, providers, payors, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.

Our behavioral health business sells its services primarily through its direct sales force, and strategic collaborations in two key areas: payors, including health plans and third-party administrators, and public entities, including the U.S. Departments of Veterans Affairs and other federal, state, and local health care agencies.

We also had a pharmacy business, Innovations Group, which was sold on May 11, 2023. Innovations Group is powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispenses prescribed medications shipped directly to patients. On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group. The sale closed on May 11, 2023.

On September 30, 2023, as a result of the bankruptcy proceedings described above, we deconsolidated UpHealth Holdings and its subsidiaries, including TTC and BHS.

Virtual Care Infrastructure

As discussed above, as of March 16, 2024, we no longer have a Virtual Care Infrastructure segment that we operate.

Our Virtual Care Infrastructure segment was a technology and technology-enabled services business that connects healthcare systems with platforms, analytics and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on the Virtual Care Infrastructure business to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

Powered by Martti™, the Virtual Care Infrastructure business is a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. The Virtual Care Infrastructure business has one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States. Through its integrated telehealth and language access services, the platform serves as the digital front door to in-hospital care. The MarttiTM platform provides digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in.

In 2022, MarttiTM expanded its operations by leveraging its existing platform to include other telemedicine use cases, such as telestroke, teleneurology, and telepsychiatry. We also launched a home health virtual visit platform enabling healthcare system partners to see their patients remotely on any device, at any time, anywhere the patient may be, and in any language they may speak.

The Virtual Care Infrastructure business' products and services are sold primarily through a direct sales force. The Virtual Care Infrastructure business’ products are also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrate and interface our products with their applications. The Virtual Care Infrastructure business offers an expanding suite of telehealth use cases, which are delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. The business' client base includes hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics and medical practices.

As a result of ongoing control issues and legal proceedings with Glocal, which was previously a part of our Virtual Care Infrastructure business, UpHealth deconsolidated Glocal in July 2022.

On November 16, 2023, we entered into the Membership Interests Purchase Agreement with Cloudbreak and Forest Buyer, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer. The sale closed on March 15, 2024. Following this sale, we no longer have a Virtual Care Infrastructure segment that we operate.

Integrated Care Management

As discussed above, as of December 28, 2023, we no longer have an Integrated Care Management segment that we operate.

Integrated Care Management was our healthcare technology business that served organizations that pay for healthcare, including health plans and state, federal and municipal agencies that ensure the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family, and community has access to the care they need.

“Integrated care” is the collaboration among health professionals to provide complete treatment to patients and improve overall well-being. The Integrated Care Management business is powered by the SyntraNetTM technology platform and applications, which under the Transition Agreements, we have provided non-exclusive licenses of the applicable source code to our three customers on this business. SyntraNetTM is a configurable integrated health management platform that enables clinical and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations—especially individuals with complex medical, behavioral health, and social needs.

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

Our Integrated Care Management platform provided health plans and provider groups the ability to manage health with new value-based models of care. Our clients included the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.

Our Integrated Care Management business sold its products primarily through its direct sales force, strategic collaborations and external producers in two key areas: payors including health plans and third-party administrators and public entities including state and local health care agencies. Prior to the entry into the Transition Agreements, revenue was derived from license fees, recurring subscription fees, and professional services for implementation.

On September 30, 2023, as a result of the bankruptcy proceedings described above, we deconsolidated UpHealth Holdings and its subsidiaries, including Thrasys. Subsequently, Thrasys entered into the Transition Agreements in November 2023, and consummated the closing of the transactions contemplated by the Transition Agreements on December 28, 2023. Following the closing, Thrasys no longer has any operations and we no longer operate an Integrated Care Management segment.

OUR BUSINESS

Business Overview

Subsequent to the Sale of Cloudbreak on March 15, 2024, we are focused solely on our behavioral health business, operating through TTC. Founded over 14 years ago, TTC has built a positive reputation for integrity and quality clinical services. TTC is a multi-facility behavioral health company based in Florida, offering a full continuum of care across four facilities. With 159 beds, we provide detoxification, residential, partial hospitalization program (“PHP”), intensive outpatient program (“IOP”), outpatient services, and non-clinical recovery residence and supporting housing. Our commitment to quality care extends to both in and out-of-network options, ensuring affordability and high-quality treatment for all our patients.

Our facilities, are licensed by the Florida Agency for Health Care Administration (“AHCA”) and Florida Department of Children & Families (“DCF”) and are accredited by The Joint Commission (“TJC”). Our non-clinical recovery residences are certified by the Florida Association of Recovery Residences (“FARR”). Our clients are provided with the tools to develop a sustainable and healthy life after treatment. Our support services complement our clinical and medical care, ensuring holistic and effective treatment.

Market Position

TTC has strong relationships with diverse referral sources and utilizes multi-channel digital marketing efforts. We are committed to continued improvement and refinement of our operating results, focusing on areas that drive referral opportunities and increased marketing performance.

TTC’s business strategy revolves around becoming the essential provider of behavioral healthcare for patients with high-acuity and intricate needs. TTC is dedicated to delivering evidence-based, cost-efficient behavioral healthcare services to the communities it serves, with a simultaneous focus on business expansion, enhanced profitability, and long-term shareholder value creation. This strategy encompasses various avenues for growth: expanding existing facilities, forming joint venture partnerships, establishing new facilities (“de novo facilities”), acquiring existing facilities, broadening our continuum of care and service offerings, expanding demographically, and diversifying patient and payor mix. We are optimistic about our growth potential, given our track record of treating over 1,000 patients per year. We have higher net promoter scores (“NPS”) than average for the healthcare space, which stem from clinical and operating processes that can be replicated in other settings. Areas for additional growth outside of new facilities include virtual care options, expansion into Medicare and Medicaid markets, and expansion of programs around medication and medication management. We will also explore developing new programs focusing on segments such as family, adolescent, and geriatric.

As of December 31, 2023, TTC operated four behavioral healthcare facilities, offering approximately 159 beds in the state of Florida. TTC's management views the company as a leading platform within a sector characterized by fragmentation. Leveraging the expertise of its management team, the company aims to capitalize on increasing its size and new geographic locations. This involves implementing a national marketing strategy to attract new patients and referral sources, bolstering out-of-state referrals, diversifying services for both new and existing patients, and selectively pursuing opportunities for facility and bed count expansion through accretive acquisitions, wholly-owned de novo facilities, joint ventures, and bed additions to existing facilities.

Competitive Strengths

TTC boasts several competitive strengths that set it apart within the behavioral healthcare services sector:

•Exceptional operational management team with a proven track record;
•Highest industry standard clinical team offering multiple modalities;
•Highest-level support services department;
•Legislative and industry trends favor the expansion of behavioral healthcare services, including increasing prevalence and awareness of mental health and substance use disorders;
•Growing diversification of payors; and
•Long-standing provider of first responder and veteran services addressing significant service-related traumas. Currently, TTC is a provider of services to veterans under a contract with Optum and Community Care, which is expected to expire in 2026, subject to federal funding. This contract has uncertain volumes and is always subject to change for various reasons, including federal funding and direct patient care.

Our competition includes other behavioral health companies with larger infrastructures and broader service offerings. However, our focus on quality, affordability, and patient-centered care sets us apart and drives our continued success.

Business Strategy

Our business strategy centers on establishing TTC as a comprehensive solution for most behavioral healthcare needs, including high-acuity and complex needs focusing on mental health. Our commitment is to deliver evidence-based, cost-effective services to the communities we serve while simultaneously expanding our operations and delivering sustainable value to our shareholders. To achieve this, we have outlined five key avenues for growth: expanding existing facilities, forming joint ventures, establishing de novo facilities, acquisitions, and extending our continuum of care beyond detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs.

Our strategic priorities revolve around driving organic growth in our existing facilities. We aim to boost revenue by offering a wider range of services to both new and existing patients while also increasing the number of beds available.

We believe we can enhance efficiencies and operating margins by leveraging our management's expertise to optimize performance in existing programs and revitalize acquired facilities to increase utilization, lower costs and improve the quality of care. We plan to fuel bed count through executing joint venture partnerships, de novo builds, and strategic acquisitions. Given the fragmented nature of the U.S. behavioral healthcare industry, we see ample opportunities to expand and diversify our operations.

In essence, our business strategy revolves around growth, geographic expansion, diversification, and delivering high-quality care across the full spectrum of behavioral healthcare services.

Operational Overview

TTC's operations encompass various categories of facilities and services, tailored to address the diverse needs of our patients. These categories include detoxification and residential treatment centers. Outpatient programs associated with these facilities are integrated within each respective service line. The distribution of total revenue across these categories for the year ended December 31, 2023, were as follows:

Detox:     3%
Residential:     66%
PHP/IOP/OP Outpatient:     31%

Revenue Sources

Payments for services rendered within TTC facilities originate from various sources, including government contracts, commercial insurers, and individual patients and clients. In 2023, revenue was derived from these sources as follows:

Government contracts:     79%
Commercial payors    19%
Other payors:     2%

Seasonality of Demand for Services

Demand for behavioral health services may vary seasonally, with lower patient volumes and revenue during holidays and periods when school is out of session for child and adolescent facilities.

See Item 1A, Risk Factors, of Part I of this Annual Report for additional discussion of our risks related to competition.

Human Capital

TTC had approximately 273 employees as of December 31, 2023. Staffing typically includes positions such as medical director, director of nursing, clinical director, and director of performance improvement. Psychiatrists and other physicians working in the facilities are generally independent contractors or medical staff members. Talent acquisition, development, and retention are critical, and we offer competitive salaries and training programs and benefits.

Health and Safety

TTC prioritizes providing care in a safe environment and offers workplace safety training programs. COVID-19 significantly affected operations, leading to various policy and procedure changes to ensure the health of patients, employees, contractors, and communities.

GOVERNMENT REGULATIONS

Our business is subject to comprehensive U.S. federal, state, and local laws and regulations. To operate our business and obtain reimbursement from third-party payors, we must obtain and maintain a variety of licenses, permits, certifications and accreditations. We must also comply with numerous other laws and regulations applicable to the provision of behavioral healthcare services. Our companies are also subject to periodic on-site inspections by the regulatory and accreditation agencies to determine our compliance with applicable requirements.

The laws and regulations that affect behavioral healthcare providers are complex and change frequently. We must regularly review our organization and operations and make changes as necessary to comply with changes in the law or new interpretations of laws or regulations through agency guidance, enforcement actions, or judicial interpretation. In recent years, significant public attention has focused on the healthcare industry. Federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts relating to the healthcare industry. The ongoing investigations relate to, among other things, referral practices, cost reporting, billing practices, credit balances, physician ownership and joint ventures involving hospitals, and other financial relationships between and among healthcare providers. Recently, federal and state governmental officials have focused on fraud and abuse in the behavioral healthcare industry. New laws and regulations have been passed that are intended to prohibit the payment of kickbacks, bribes and other inducements in exchange for referrals of patients for substance abuse and mental health services, including residential, outpatient, and non-clinical housing provider programs. Further, these new laws cover referrals for clinical laboratory services, both relating to substance abuse treatment as well as more generally. Laws relating to diagnostic testing in the advent of the COVID-19 pandemic have cross-over applicability to our business model. We expect additional development of new laws and regulations and a continued increased enforcement activity, including among behavioral healthcare providers.

While we believe we are in substantial compliance with all applicable laws and regulations, and we are not aware of any material pending or threatened investigations involving allegations of wrongdoing of our ongoing business operations, we cannot be assured that a review of our business by courts or regulatory authorities will not result in determinations that could adversely affect our operations or that the healthcare regulatory environment will not change in a way that impacts our operations.

See Item 1A, Risk Factors, of Part I of this Annual Report for a discussion of the risks related to our compliance with U.S. federal and state and international laws and regulations.

Licensure, Accreditation, and Certification

All of our behavioral healthcare facilities are licensed under applicable state laws where licensure is required. Licensing requirements vary significantly depending upon the state in which a facility is located and the types of services provided. All of our licensed facilities are currently located in the state of Florida. As such, the relevant licensing agencies are the DCF and the AHCA. As growth plans proceed and the Company expands to other states, additional state licensing laws will apply.

The types of licensed services that our facilities currently provide include a full continuum of care treating both mental health and substance use disorders. This includes inpatient care, detoxification, partial hospitalization, intensive outpatient, outpatient, and ancillary treatment services. The staff we utilize, including case managers, therapists, nurses, medical providers and technicians, may also be subject to individual state license requirements.

Each of our behavioral healthcare facilities is accredited by the TJC, an established and well-respected accreditation organization that accredits more than 22,000 health care organizations and programs in the United States, and additional organizations internally. This type of accreditation program is intended to improve the quality, safety, outcomes and value of healthcare services provided by accredited facilities. The process to become accredited by The TJC involves an intensive application process, on-site surveys, and review of policies and procedures to demonstrate adherence with accreditation requirements. Accreditation is granted for a period of three years and requires subsequent renewal efforts to continue accreditation. This involves a renewal application and an on-site renewal survey.

Our facilities that store and dispense controlled substances are required to register with the U.S. Drug Enforcement Administration (“DEA”) and abide by DEA regulations regarding controlled substances. These facilities also maintain state level licensure with the appropriate state agency, currently the Florida Board of Pharmacy.

The Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) regulates virtually all clinical laboratories by requiring that they be certified by the federal government and comply with various technical, operational, personnel and quality requirements intended to ensure that laboratory testing services are accurate, reliable and timely. Standards for testing under CLIA are based on the level of complexity of the tests performed by the laboratory. A CLIA certificate of waiver is maintained by each of our treatment facilities that only perform the types of tests waived under CLIA, such as point-of-care drug analysis, glucose monitoring and pregnancy testing. We also maintain a clinical laboratory that performs high complexity testing and holds a CLIA certificate of certification. It is also accredited by COLA, Inc. (“COLA”), a leading accreditation agency that has been approved by the Centers for Medicare and Medicaid Services (“CMS”) for accrediting the services we provide to our patients. The maintenance of a COLA accreditation requires stringent review and on-site survey inspections.

CLIA does not preempt state laws that are more stringent than federal law. As the company expands to additional states, we will be subject to each state’s own regulatory and licensure requirements relating to laboratory utilization.

We believe that all of our facilities and programs are in substantial compliance with current applicable state and local licensure, certification and accreditation requirements. Periodically, state and local regulatory agencies, as well as accreditation organizations, conduct surveys of our facilities, and may find that a facility is not in full compliance with all of the accreditation standards. Upon receipt of any such finding, the facility will submit a plan of correction and remedy any cited deficiencies.

Fraud, Abuse, and Self-Referral Laws

We are also subject to the anti-kickback provisions of the Social Security Act, commonly known as the Anti-Kickback Statute (“AKS”) and for certain services, the federal prohibition on physician self-referrals, commonly referred to as the Stark Law (“Stark”). The AKS prohibits the payment, receipt, offer or solicitation of remuneration of any kind in exchange for the referral, inducement, or arrangement for the referral of items or services that are reimbursed, in whole in part, directly or indirectly, under federal healthcare programs. Certain federal courts have held that the AKS can be violated if “one purpose” of a payment is to induce referrals. In addition, a person or entity does not need to have actual knowledge of this statute or specific intent to violate it to have committed a violation, making it easier for the government to prove that a defendant had the requisite state of mind or “scienter” required for a violation. Moreover, the government may assert that a claim including items or services resulting from a violation of the AKS constitutes a false or fraudulent claim for purposes of the False Claims Act, as discussed below. The Stark Law prohibits a physician, or an immediate family member of a physician who has a financial relationship with an entity from referring patients to that entity for certain designated health services (“DHS”) payable by Medicare (and in some cases, Medicaid) unless an exception applies. DHS includes, among other things, laboratory services and inpatient and outpatient hospital services. The Stark Law is a strict liability statute, meaning that a violation can be found even absent any intent. DHS billed to and paid by Medicare (or in certain cases, Medicaid) in violation of the Stark Law, a represents an overpayment that must be refunded. Violations of the Stark Law and can form the basis for a false or fraudulent claim for purposes of the False Claims Act.

Most states have anti-kickback and physician self-referral prohibitions similar to the federal statutes and regulations. Some of these state laws are drafted broadly to cover all payors (i.e., not restricted to Medicare and other federal healthcare programs), and they often lack interpretative guidance. A violation of these laws could result in a prohibition on billing payors for such services, an obligation to refund amounts received for noncompliant services, or civil or criminal penalties and could adversely affect the state license or payor participation status of any program or facility found to be in violation.

In addition to the AKS, the Eliminating Kickbacks in Recovery Act (“EKRA”) was passed in conjunction with the Substance Use-Disorder Prevention that Promotes Opioid Recovery and Treatment for Patients and Communities Act (“SUPPORT”) Act in 2018 and continues to create uncertainty in regulatory application as cases begin to be filed pursuant to it. EKRA created a new federal crime for knowingly and willfully: (1) soliciting or receiving any remuneration in return for referring a patient to a recovery home, clinical treatment facility, or clinical laboratory; or (2) paying or offering any remuneration to induce such a referral or in exchange for an individual using the services of a recovery home, clinical treatment facility, or clinical laboratory. Each conviction under EKRA is punishable by up to $200,000 in monetary damages, imprisonment for up to ten (10) years, or both. Unlike the AKS, EKRA is not limited to services reimbursable under a federal health care program. While EKRA contains certain exceptions similar to the AKS safe harbors, those exceptions are narrower than the AKS safe harbors. As such, certain practices that would not have violated the AKS may violate EKRA. Federal prosecutors have broad authority to prosecute healthcare fraud. For example, federal law criminalizes the knowing and willful execution or attempted execution of a scheme or artifice to defraud any healthcare benefit program as well as obtaining by false pretenses any money or property owned by any healthcare benefit program. Federal law also prohibits embezzlement of healthcare funds, false statements relating to healthcare and obstruction of the investigation of criminal offenses. These federal criminal offenses are enforceable regardless of whether an entity or individual participates in the Medicare program or any other federal healthcare program.

Although we believe that our arrangements with physicians and other referral sources comply with current law and available interpretative guidance, as a practical matter, it is not always possible to structure our arrangements so as to fall squarely within an available safe harbor. Where that is the case, we cannot guarantee that applicable regulatory authorities will determine these financial arrangements do not violate the AKS, Stark, EKRA, or other applicable laws, including state-level anti-kickback laws.

A determination of liability under AKS, Stark, EKRA, or other applicable laws, including state-level anti-kickback laws could have a material adverse effect on our business, financial condition, and results of operations.

False Claims

We are subject to state and federal laws that govern the submission of claims for reimbursement. These laws generally prohibit an individual or entity from knowingly and willfully presenting a claim (or causing a claim to be presented) for payment from Medicare, Medicaid or other third-party payors that is false or fraudulent. The standard for “knowing and willful” often includes conduct that amounts to a reckless disregard for whether accurate information is presented. Penalties under these statutes include substantial civil and criminal fines, exclusion from participation in federal health care programs and imprisonment. One of the most prominent of these laws is the federal False Claims Act (“FCA”) which may be enforced by the federal government directly or by a qui tam plaintiff (or whistleblower) on the government’s behalf. When a private plaintiff brings a qui tam action under the FCA, the defendant often will not be made aware of the lawsuit until the government commences its own investigation or determines whether it will intervene. When a defendant is determined by a court of law to be liable under the FCA, the defendant may be required to pay three times the amount of the alleged false claim, plus mandatory civil penalties for each claim.

Many states have passed false claims acts similar to the FCA. Under these laws, the government may impose a penalty and recover damages, often treble damages, for knowingly submitting or participating in the submission of claims for payment that are false or fraudulent or which contain false or misleading information. These laws may be limited to specific programs (such as state workers’ compensation programs) or may apply to all payors. In many cases, alleged violations of these laws may be brought by a whistleblower (who may be an employee), a referring physician, a competitor, a client or other individual or entity, and who may be eligible for a portion of any recovery. Further, like the federal FCA, state false claims act laws generally protect employed whistleblowers from retribution by their employers.

Although we believe that we have procedures in place to ensure the accurate completion of claims forms and requests for payment, the laws, regulations and standards defining proper billing, coding and claim submission are complex and have not been subject to extensive judicial or agency interpretation. Billing errors can occur despite our best efforts to prevent or correct them, and we cannot assure that the government or a payor will regard such errors as inadvertent and not in violation of the applicable false claims act laws or related statutes.

Privacy, Security and Data Standards Regulations

Privacy and security of client health information is regulated at both the state and federal levels. The respective federal law applies to all of our operations, and the laws of each state we operate in or receive referrals from may apply. Behavioral health care, like most other health care services, is often subject to the regulations of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which extensively regulates the use and disclosure of individually identifiable health information (known as “protected health information”) and requires covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information. Additional security requirements apply to electronic protected health information. These regulations also provide clients with substantive rights with respect to access, use and disclosure of their health information.

In addition to HIPAA, substance use disorder treatment records must also be maintained in accordance with the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 (known as “Part 2”) which restricts the disclosure of, and regulates the security of, client identifiable information related to substance use disorder treatment. The Part 2 Regulations were recently updated to include changes designed to align the protections with that of HIPAA, including changes to consents, permitted disclosures, penalties, and breach notification requirements.

HIPAA and Part 2, as updated, require strict compliance obligations relating to contractors and third-party vendors (“business associates”). Where we are the provider of health care services directly, we are most often operating as a “covered entity” under HIPAA and a Part 2 Program covered under Part 2. In addition, there are some instances where we may be a business associate to another covered entity. In both cases, HIPAA and Part 2 require defined compliance programs that account for the proper handling of protected information and action plans in the event of an incident. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay but not to exceed 60 days from discovery of the breach by a covered entity or its agents. Notification must also be made to the U.S. Department of Health and Human Services (“HHS”), and, in large breaches, to the media. HHS publishes a website with a list of all covered entities that report a breach involving more than 500 individuals. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information without regard to whether there is a low probability of the information being compromised.

Violations of HIPAA may result in significant civil penalties of up to $2,067,813 in a calendar year for violations of the same requirement. Penalties increase annually based published inflation figures. HIPAA and Part 2 may also include criminal penalties. In addition, state attorneys general may bring civil actions seeking either injunction or damages in response to violations of HIPAA that threaten the privacy of state residents. HHS is required to impose penalties for violations resulting from willful neglect and to perform compliance audits. State laws are often more restrictive than HIPAA and Part 2. These laws vary by state and could impose additional requirements and penalties and change often. For instance, our health care providers located in Florida are also subject to the Florida Information Protection Act of 2014 (“FIPA”), which requires covered entities to take reasonable measures to protect and secure “personal information” and to provide notification to affected individuals in the event of a breach. In the event of a security breach affecting more than 500 people, covered entities must also notify the Florida Attorney General. A violation of FIPA could result in a civil penalty imposed by the State of up to $500,000.

Additionally, the Federal Trade Commission (“FTC”) also uses its consumer protection authority to initiate enforcement actions in response to data breaches or other privacy or security lapses. The FTC’s enforcement authority is concurrent with, and not preempted by, HIPAA. To address the regulatory concerns of this section, we enforce a health information privacy and security compliance plan, which we believe complies with HIPAA, Part 2, and other applicable requirements. Many states currently have pending privacy laws that may require changes to our policies.

Telehealth Provider Licensing, Medical Practice, Certification and Related Laws and Guidelines

The practice of medicine is subject to various federal, state, and local certification and licensing laws, regulations, approvals, and standards, relating to, among other things, the adequacy of medical care, the practice of medicine (including the provision of remote care), equipment, personnel, mitigating potential conflicts of interests, operating policies and procedures, and the prerequisites for the prescription of medication and ordering of tests. While the majority of our medical services are provided in-person, there are instances where we utilize telehealth in the provision of care. The application of some of these laws to telehealth is unclear, evolving, and subject to differing interpretation. Many states have specific statutes and regulations addressing provision of medical care via telehealth modalities and requirements that must be met to do so. Generally, the services provided must fall within the scope of practice for the licensed professional per the particular state’s board licensing rules and regulations, the same standard of care needs to be met as required for in-person care, and physicians must obtain informed consent from patients to the care provided and the virtual setting.

Physicians who provide professional medical services to a patient via telehealth must, in most instances, hold a valid license to practice medicine in the state in which the patient is located. In addition, states vary on their requirements for health care services delivered via telemedicine, including when issuing prescriptions. Some states limit certain prescribing without a prior in-person examination. In Florida, for instance, a telehealth provider may not use telehealth to prescribe a controlled substance listed in Schedule II unless the controlled substance is prescribed for the following treatments: (a) of a psychiatric disorder; (b) inpatient at a hospital; (c) of a patient receiving hospice services; or (d) of a resident of a nursing home facility.

Further, the federal Ryan Haight Online Pharmacy Consumer Protection Act of 2008 (the “Ryan Haight Act”), requires healthcare providers to conduct an in-person examination before prescribing or otherwise dispensing controlled substances “by means of the Internet,” except when engaged in the practice of telemedicine, which is narrowly defined.

During the COVID-19 public health emergency, the in-person examination requirement under the Ryan Haight Act was waived under the public health emergency exception, allowing DEA-registered prescribers to issue prescriptions for controlled substances via telemedicine without a prior in-person evaluation, provided that the prescription was for a legitimate medical purpose and the practitioner was acting in accordance with state law. The DEA has temporarily extended this exception while it considers a new exception to allow for telemedicine prescribing. The DEA has issued proposed rules to govern the new exception, however, they were met with significant pushback from the healthcare industry. No final regulations have been issued at this time and the current telemedicine flexibilities will be in place through December 31, 2024.

We have established systems for ensuring that our affiliated physicians are appropriately licensed under applicable state law and that their provision of telehealth to our clients occurs in each instance in compliance with applicable rules governing state licensing requirements, including restrictions on prescribing. Failure to comply with these laws and regulations could result in licensure actions against the physicians, our services being found to be non-reimbursable by payors, or prior payments being subject to recoupments and can give rise to civil, criminal or administrative penalties. We except further changes in this area as the DEA’s telemedicine flexibilities near the end of their extension. We will incur additional costs in monitoring for such changes and implementing any necessary revisions to our operations to comply with evolving law.

Generally, physicians providing services through telehealth must also use HIPAA-compliant technology. Certain types of technology, such as audio-video synchronous technology, may be required for compliance with state laws and reimbursement depending on the type of service and the payor. We will incur additional costs to ensure that our technologies promote compliance with applicable legal standards.

Corporate Practice of Medicine Laws in the U.S.; Fee Splitting

The companies that are part of UpHealth contract with physicians or physician-owned professional associations and professional corporations to provide them and their patients with access to our platform. These contractual relationships are subject to various state laws that prohibit fee splitting or the practice of medicine by lay entities or persons and that are intended to prevent unlicensed persons from interfering with or influencing a physician’s professional judgment. Activities other than those directly related to the delivery of healthcare may be considered an element of the practice of medicine in many states. Under the corporate practice of medicine restrictions of certain states, decisions and activities that may be performed by unlicensed individuals or entities and perceived as impacting the clinical decision-making of licensed professionals such as patient scheduling, policy and procedure development, payor contracting, setting rates and the hiring and management of clinical personnel may implicate the restrictions on the corporate practice of medicine. Similarly, certain compensation arrangements between licensed professionals and unlicensed individuals and entities can implicate state fee-splitting prohibitions, which prohibit providers from sharing a portion of their professional fees collected with third parties.

As our operations expand outside of the state of Florida, state corporate practice of medicine and fee splitting laws and rules will become an even larger area of a focus as they vary from state to state and are not always consistent across states. In addition, these requirements are subject to broad interpretation and enforcement by state regulators. Some of these requirements may apply to us even if we do not have a physical presence in the state, based solely on our engagement of a provider licensed in the state or the provision of telehealth to a resident of the state. Thus, regulatory authorities or other parties, including our providers, may assert that, despite these arrangements, we are engaged in the corporate practice of medicine or that our contractual arrangements with affiliated physician groups constitute unlawful fee splitting. In such event, failure to comply could lead to adverse judicial or administrative action against us and/or our affiliated providers, civil, criminal or administrative penalties, receipt of cease and desist orders from state regulators, loss of provider licenses, the need to make changes to the terms of engagement of our providers that interfere with our business, and other materially adverse consequences.

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

In addition, the federal Civil Monetary Penalties Law imposes civil administrative sanctions for, among other violations, inappropriate billing of services to the federal healthcare programs and employing or contracting with individuals or entities who are excluded from participation in the federal healthcare programs. Moreover, a person who offers or transfers to a Medicare or Medicaid beneficiary any remuneration, including waivers of copayments and deductible amounts (or any part thereof), that the person knows or should know is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of Medicare or Medicaid payable items or services may be liable for civil monetary penalties of up to $20,866 for each wrongful act. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and FCA, which can impose additional penalties associated with the wrongful act. Although this prohibition applies only to federal health care program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts, and statutory or common law fraud.

Local Land Use and Zoning

Municipal and other local governments may also regulate our treatment programs. Many of our facilities must comply with zoning and land use requirements in order to operate. For example, local zoning authorities regulate not only the physical properties of a healthcare facility, such as its height and size, but also the location and activities of the facility. In addition, community or political objections to the placement of treatment facilities can result in delays in the land use permit process and may prevent the operation of facilities in certain areas. As growth efforts evolve, a major consideration in timing and costs associated will involve the local municipal regulations.

INTELLECTUAL PROPERTY RIGHTS

We rely upon a combination of trademark, copyright, and trade secret laws, as well as license and access agreements and other contractual provisions, to protect our intellectual property and other proprietary rights.

We have obtained trademark registration for several of the Company names and logos and will continue to pursue additional registrations as we expand into other markets. We own registrations for certain of our other trademarks in the United States and abroad. Unless otherwise noted, trademarks appearing in this report are trademarks owned by us. We disclaim any proprietary interest in the marks and names of others.

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

LEGAL PROCEEDINGS

From time to time, we may become involved in legal proceedings arising in the ordinary course of our business. Except as set forth in Item 3, Legal Proceedings, of Part I of this Annual Report, we are not presently a party to any legal proceedings that, in the opinion of our management, would individually or taken together have a material adverse effect on our business, financial condition, results of operations or cash flows. Regardless of outcome, litigation can have an adverse impact on us due to defense and settlement costs, diversion of management resources, negative publicity, reputational harm and other factors.

See Item 1A, Risk Factors, of Part I of this Annual Report for additional discussion of our risks related to legal proceedings.

HUMAN CAPITAL RESOURCES

Our 374 full-time employees and contractors, as of December 31, 2023, are guided by our mission to enable high quality, affordable, and accessible healthcare for all. Our mission and cultural values of integrity, respect, accountability, innovation and performance align with our long-term business strategy to enhance patient and provider experiences and to make care more affordable by reducing healthcare costs and eliminating wasteful spending. Our mission and values attract individuals who want to be part of something bigger than themselves – individuals whose talents are critical to our ability to achieve our mission. Due to the start-up nature of our business, in 2023 we experienced moderately higher levels of employment attrition. However, we continue to invest in our workforce, and our investment allows us to meet the needs of those we serve. We are committed to developing our people and culture by creating an inclusive environment where people of diverse backgrounds, experiences and perspectives make us better. We have embedded diversity and inclusion throughout our culture, including in our talent acquisition and talent management practices. We strive to maintain a sustainable and diverse talent pipeline. We support career coaching and mentorship. We invest in a broad array of learning and culture development programs. We rely on a leadership feedback framework, which clearly and objectively defines our expectations, and provides timely feedback to our people to help achieve our mission. Our compensation philosophy and practices are to be competitive in the marketplace, rewarding and recognizing our employees’ contributions with a competitive total compensation package. This allows us to attract and retain top talent in the healthcare technology market. Finally, we continuously seek feedback from our employees. Receiving on-going feedback from our team members is another way to strengthen and reinforce a culture of inclusion.

As of December 31, 2023, we had 374 full-time employees and 360 contractors as follows: (a) Corporate had 13 full-time employees; (b) the Services segment had 273 employees; (c) and the Virtual Care Infrastructure segment had 88 full-time employees and 360 contractors. As of March 28, 2024, following the Sale of Cloudbreak, we had 289 full-time employees as follows: (a) Corporate had 11 full-time employees and (b) the Services segment had 278 employees.

OPERATIONS

Our principal executive offices are located at 14000 South Military Trail, Suite 203, Delray Beach, Florida 33484. We also have facilities in Florida. We lease all of our properties. We may procure additional space as we add employees and expand geographically. We believe that our current facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional space will be available to accommodate any such expansion.

INFORMATION ABOUT OUR LEADERSHIP TEAM

Our leadership team is composed of industry experts and innovators with extensive healthcare, technology and organizational knowledge. Our leaders have decades of experience founding, building and successfully scaling private and public companies. Our Board of Directors ( our “Board of Directors” or our “Board”) is chaired by UpHealth co-founder, Dr. Avi Katz. We are led by our Chief Executive Officer, Martin Beck. Our other executive officer is our Chief Financial Officer, Jay Jennings. Please refer to Part III, Item 10, Directors, Executive Officers and Corporate Governance, for additional information regarding our executive officers, including the business experience of each executive officer during the past five years. Our Services capabilities are led by the executives of the businesses that comprise them. Key corporate services such as finance, human resources, sales, marketing and research and development are aligned under our executive team.

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

Item 1A.    Risk Factors

An investment in our securities involves a high degree of risk. The risk factors summarized below could materially harm the business, cash flows, financial condition, and results of operations of the Company, impair our future prospects and/or cause the price of our common stock to decline. These risk factors are discussed more fully below in the section below. These risk factors are not exhaustive. Material risks that may affect our business, operating results and financial condition include, but are not necessarily limited to, the following:

•Our business, results of operations and financial condition may fluctuate on a quarterly and annual basis, which may result in a decline in our stock price if such fluctuations result in a failure to meet any projections that we may provide or the expectations of securities analysts or investors;
•If we fail to manage our growth effectively, our expenses could increase more than expected, our revenues may not increase and we may be unable to successfully execute on our growth initiatives, business strategies or operating plans;
•Natural or man-made disasters and other similar events may significantly disrupt our business and negatively impact our business, financial condition, and results of operations;
•We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have and could have an adverse effect on our business, results of operations, financial condition, and financial performance;
•Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price;
•In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all,
•We may enter into collaborations, joint ventures, strategic alliances or partnerships with third parties that may not result in the development of commercially viable solutions or the generation of significant future revenues;
•We operate in highly competitive markets and face competition from large, well-established healthcare providers with significant resources, and, as a result, we may not be able to compete effectively. If we are unable to compete effectively, we will not be able to establish our products and services in the marketplace, and as a result, our business may not be profitable;
•We depend on our senior management team, and the loss of one or more of our executive officers or key employees could adversely affect our business;
•We are dependent on our ability to recruit, retain and develop a highly skilled and diverse workforce. We must evolve our culture in order to successfully grow our business;
•If we fail to cost-effectively develop widespread brand awareness, our business may suffer;
•Our ability to generate the amount of cash needed to support our debt obligations depends on many factors beyond our control;
•Unless and until we can reconsolidate TTC, we have no operations, and thus we may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. As a result, we believe there is substantial doubt about our ability to continue as a going concern;
•Our debt agreements, including the Indentures as modified by the Supplemental Indentures entered into pursuant to the Transaction Support Agreement, contain restrictions that may limit our flexibility in operating and financing our business, and any default on our secured credit facility or any future secured credit facilities (including certain liens granted by us in favor of the 2025 Noteholders and 2026 Noteholders (each as defined below) pursuant to the Supplemental Indentures) could result in foreclosure by our secured noteholders or future secured noteholders on our assets;
•We expect to incur significant costs as we continue to operate as a public company;
•Current or future litigation against us could be costly and time-consuming to defend, and we could experience losses or liability not covered by insurance;
•Our subsidiary UpHealth Holdings has a significant adverse judgment against it which UpHealth Holdings is appealing, and there can be no assurance that UpHealth Holdings will be successful in its appeal, which could result in a material adverse effect on our business, financial condition, cash flows and results of operations;
•There is no assurance that we will be able to enforce a judgment or award in India or other foreign jurisdictions;
•We have in the past been the subject of stockholder activism, and while our management and our Board of Directors act to serve our stockholders, any future activism could result in disruptions to our business;
•We qualify as an emerging growth company as defined under the JOBS Act as well as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, our securities could become less attractive to investors and may make it more difficult to compare our performance with other public companies;
•If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired, and the price of our common stock may be adversely affected;
•Changes in financial accounting standards may adversely affect our reported results of operations;
•The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, and which may adversely affect our future profitability, cash flows and market price of our common stock;
•Our executive officers, directors, principal stockholders and their affiliates will have the ability to exercise significant influence over our company and all matters submitted to stockholders for approval;
•Evolving government regulations may require increased costs or adversely affect our results of operations;
•We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur substantial penalties or be required to make significant changes to our operations or experience enforcement actions or adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations;
•Patient safety concerns relating to our substance use disorder treatment business could result in increased regulatory burdens, governmental investigations, and negative publicity;
•Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations;
•Developments affecting spending by the healthcare industry could adversely affect our business;
•Our failure to comply with the anti-corruption, trade compliance and economic sanctions laws and regulations of the United States and applicable international jurisdictions could materially adversely affect our reputation and results of operations;
•If reimbursement rates paid by third-party payors are reduced, if third-party payors otherwise restrain our ability to obtain or provide services to patients, or if governments introduce free healthcare provisions or create the provision of significantly different paradigms of delivery service, our business could be negatively impacted;
•If reimbursement rates paid by federal or state healthcare programs are reduced or if government payors otherwise restrain our ability to obtain or provide services to customers, our business, financial condition, and results of operation could be harmed.;
•Our pharmacy operations within the behavioral health business subjects us to additional regulations; if we fail to comply, we could suffer penalties or be required to make significant changes to our operations;
•If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers;
•If we fail to comply with Medicare and Medicaid regulatory, guidance or policy requirements, we may be subjected to reduced reimbursement, overpayment demands or loss of eligibility to participate in these programs;
•Recent and frequent state legislative and regulatory changes specific to digital health consults may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions;
•Our business is subject to complex and evolving foreign laws and regulations regarding privacy, data protection and other matters relating to information collection;

•Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our customer base and revenue;
•New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions;
•If we fail to maintain properly the integrity or availability of our data or successfully consolidate, integrate, upgrade or expand our existing information systems, or if our technology products do not operate as intended, our business could be materially and adversely affected;
•If our security measures fail or are breached and unauthorized access to a customer’s data is obtained, our services may be perceived as insecure, we may incur significant liabilities, our reputation may be harmed and we could lose sales and customers;
•We are exposed to data and cybersecurity risks that could result in data breaches, service interruptions, ransomware and demands, harm to our reputation, protracted and costly litigation or significant liability;
•If we or third parties on which we rely sustain cyber-attacks or other privacy or data security incidents resulting in security breaches disrupting our operations or resulting in the unintended dissemination of protected personal information or proprietary or confidential information, we could suffer a loss of revenue and increased costs, exposure to significant liability, reputational harm and other serious negative consequences;
•We could incur substantial costs as a result of any claim of infringement of another party’s intellectual property rights;
•Certain U.S. state tax authorities may assert that we have a state nexus and seek to impose state and local income taxes, which could adversely affect our results of operations;
•Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for healthcare services, which could adversely affect our results of operations;
•Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition, and results of operations;
•The divestiture of our Cloudbreak business and related assets presents risks and challenges that could negatively impact our business, financial condition, and results of operations. There is no assurance that we will realize any of the anticipated benefits of the divestiture consistent with our expectations;
•Following the closing of the Cloudbreak Sale, we became subject to five-year non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our ability to operate our business in certain respects;
•We may not realize the financial benefits we anticipate from the Sale;
•Our projected operation and financial performance may decline specifically in light of the fact that the Company is now operating solely through TTC Healthcare, Inc.;
•Our ability to be able to reconsolidate our subsidiaries will be dependent upon the ability of UpHealth Holdings to restructure itself and emerge from bankruptcy with our maintaining our equity interests;
•Because we have no current plans to pay cash dividends on shares of common stock for the foreseeable future, you may not receive any return on investment unless you sell your shares of common stock for a price greater than that which you paid for it;
•There can be no assurance that UpHealth will be able to comply with the continued listing standards of the NYSE or that our common stock and warrants will continue to trade on the over-the-counter market;
•The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment;
•UpHealth incurs significant increased expenses and administrative burdens as a public company, which may have an adverse effect on its business, financial condition, and results of operations;
•Certain of our warrants are being accounted for as a warrant liability and are being recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our common stock;
•The Company’s ability to be successful is totally dependent upon the efforts of its key personnel;
•A market for our securities may not continue, which would adversely affect the liquidity and price of our securities, and although pursuant to the terms of the Waivers and Recission Agreements the Consenting Noteholders have agreed that, in the event our common stock ceases to be listed on a national securities exchange, the Consenting Noteholders will not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii)

the termination of the Transaction Support Agreement in accordance with the terms, the failure to maintain our common stock as listed on a national exchange would constitute a Fundamental Change under our Indentures;
•If the Company does not meet the expectations of investors, stockholders or financial analysts, the market price of the Company’s securities may decline;
•If securities or industry analysts do not publish or cease publishing research or reports about the Company, its business, or its market, or if they change their recommendations regarding the Company’s securities adversely, the price and trading volume of the Company’s securities could decline;
•The future sales of shares by existing stockholders may adversely affect the market price of the Company’s common stock;
•Resales of our shares of common stock could depress the market price of our common stock;
•We are required to comply with certain provisions of Section 404 of the Sarbanes-Oxley Act, and if we fail to continue to comply, our business could be harmed and our stock price could decline;
•Our internal control over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation;
•Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect the Company’s business, investments and results of operations; and
•The future exercise of registration rights may adversely affect the market price of our common stock.

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

The operating results of our business segments have in the past varied, and our operating results in the future could vary, significantly from quarter-to-quarter and year-to-year. Furthermore, as a result of ongoing disputes with the board of our Indian subsidiary, Glocal, as described in Item 3, Legal Proceedings, of Part I of this Annual Report, as of July 1, 2022, we are not including the operating results of Glocal in our consolidated financial statements. We may fail to match past performance, our projections or the expectations of securities analysts because of a variety of factors, many of which are outside of our control. As a result, we may not be able to accurately forecast our operating results and growth rate. Any of these events could cause the market price of our common stock to fluctuate. Factors that may contribute to the variability of our operating results include:

~~•~~seasonal and other variations in the timing of the utilization of our treatment services;
•travel restrictions, shelter in place orders and other social distancing measures implemented by public health officials, and the impact of such measures on economic, industry and market conditions, and our ability to conduct business;
•the timing and success of introductions of services by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, hospital and healthcare system customers or strategic partners;
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
•political, economic and social instability, including recessions, inflation, interest rates, fuel prices, international currency fluctuations, acts of war, terrorist activities and health epidemics (including the COVID-19 pandemic), and any disruption these events may cause to the global economy; and
•changes in business or macroeconomic conditions.

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

We are continually executing a number of growth initiatives, strategies and operating plans designed to enhance our business. The anticipated benefits from these efforts are based on several assumptions that may prove to be inaccurate. At the same time that we are initiating these growth plans, we have also implemented cost cutting measures to conserve cash reserves. There is a natural struggle between cutting costs and growth, which puts strain on our business, operations and employees. Moreover, we may not be able to successfully complete these growth initiatives, strategies and operating plans and realize all the benefits, including growth targets and cost savings, that we expect to achieve, or it may be more costly to do so than we anticipate. A variety of risks could cause us not to realize some or all the expected benefits. These risks include, among others, delays in the anticipated timing of activities related to such growth initiatives, strategies and operating plans, and increased difficulty and cost in implementing these efforts, including difficulties in complying with new regulatory requirements. Our strategic plans around the use of data and data analytics may suffer setbacks if existing and potential customers refuse to renegotiate contractual limitations on use of data. As a result, we cannot assure you that we will realize these benefits. If, for any reason, the benefits we realize are less than our estimates or the implementation of these growth initiatives, strategies and operating plans adversely affect our operations or cost more or take longer to effectuate than we expect, or if our assumptions prove inaccurate, our business, financial condition, and results of operations may be materially adversely affected

While we anticipate that our operations will continue to expand, to manage our current and anticipated future growth effectively, we must continue to maintain and enhance our information technology infrastructure, financial and accounting systems and controls. We must also attract, train and retain a significant number of qualified sales and marketing personnel, healthcare professionals, finance and accounting personnel and management personnel, and the availability of such personnel, in particular software engineers, may be constrained.

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

We may be harmed or rendered inoperable by natural or man-made disasters, including earthquakes, power outages, fires, hurricanes, floods, nuclear disasters, health epidemics (including the COVID-19 pandemic), war, and acts of terrorism or other criminal activities, which may render it difficult or impossible to operate our business for some period of time. Acts of terrorism, including malicious internet-based activity, could cause disruptions to the internet or the economy as a whole. Even with our disaster recovery arrangements, access to our systems could be interrupted. If our systems were to fail or be negatively impacted as a result of a natural disaster or other event, our ability to service our customers would be impaired or we could lose critical data. Although we maintain insurance to address such risks, such insurance may not be sufficient to compensate for losses that may occur. If we are unable to develop adequate plans to ensure that our business functions continue to operate during and after a disaster, and successfully execute on those plans in the event of a disaster or emergency, any such losses or damages could have a material adverse effect on our business, financial condition, and results of operations and harm our reputation. In addition, our customers’ facilities may be harmed or rendered inoperable by such natural or man-made disasters, which may cause disruptions, difficulties or material adverse effects on our business.

We depend upon third-party service providers for important functions of our solutions. Software, network applications and data are hosted on third-party sites. These facilities may be vulnerable to damage or interruption from earthquakes, hurricanes, floods, fires, cyber security attacks, terrorist attacks, power losses, telecommunications failures, COVID-19 pandemic-related business disruptions and similar events. The occurrence of a natural disaster or an act of terrorism, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our ability to provide our services. The facilities also could be subject to break-ins, computer viruses, sabotage, intentional acts of vandalism and other misconduct. Redundancies and backup systems are in place to prevent operational disruptions and data loss, but if these technologies fail or are of poor quality, our business, reputation and results of operations could be materially adversely affected. In some cases, functions necessary to some of our solutions may be performed by these third-party technologies. If we need to find an alternative source for performing these functions, we may have to expend significant money, resources and time to develop the alternative, and if this development is not accomplished in a timely manner and without significant disruption to our business, we may be unable to fulfill our obligations to customers. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services or our own systems could negatively impact our relationships with customers and adversely affect our business and could expose us to third-party liabilities.

We are subject to risks associated with public health crises arising from large-scale medical emergencies, pandemics, natural disasters and other extreme events, which have and could have an adverse effect on our business, results of operations, financial condition, and financial performance.

Large-scale medical emergencies, pandemics (such as COVID-19) and other extreme events could result in public health crises or otherwise have a material adverse effect on our business operations, cash flows, financial conditions and results of operations. For example, disruptions in public and private infrastructure resulting from such events could increase our operating costs and ability to provide services to our providers and patients. Additionally, as a result of these events, the fees we charge may not be sufficient to cover our medical and administrative costs, deferred medical care could be sought in future periods at potentially higher acuity levels, we could experience reduced demand for our services, our clinical and nonclinical workforce could be impacted resulting in reduced capacity to handle demand for care or otherwise impact our business operations. For example, COVID-19 has materially impacted our results of operations in previous periods. Public health crises arising from natural disasters, such as wildfires, hurricanes, and snowstorms, or effects of climate change could impact our business operations and result in increased medical care costs. Government enaction of emergency powers in response to public health crises could disrupt our business operations, including by restricting pharmaceuticals or other supplies, and could increase the risk of shortages of necessary items.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition, and stock price.

As widely reported, global credit and financial markets have experienced extreme volatility and disruptions over the past several months, including declines in consumer confidence, concerns about declines in economic growth, increases in the rate of inflation, increases in borrowing rates and changes in liquidity and credit availability, and uncertainty about economic stability, including most recently in connection with actions undertaken by the U.S. Federal Reserve Board to address inflation, the failure of banks, the military conflict in Ukraine, the effects of the COVID-19 pandemic and supply chain disruptions. There can be no assurance that further deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on healthcare matters. In addition, our customers may delay or cancel healthcare projects or seek to lower their costs by renegotiating vendor contracts. Such delays or reductions in general healthcare spending may disproportionately affect our revenue. In addition, if the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly, and more dilutive. Furthermore, our stock price may decline due in part to the volatility of the stock market and the general economic downturn.

Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or scale back on our growth plans. We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and results of operations could be materially adversely affected.

In order to support the growth of our business, we may need to seek capital through new equity or debt financings, and such sources of additional capital may not be available to us on acceptable terms or at all.

We intend to continue to make significant investments to support our business growth, respond to business challenges or opportunities, develop new applications and services, enhance our existing solutions and services, enhance our operating infrastructure and potentially acquire complementary businesses and technologies. For the years ended December 31, 2023 and 2022, for all acquired or to be acquired subsidiaries, aggregate net cash used in operating activities was $17.7 million and $22.4 million, respectively.

Our future capital requirements may be significantly different from our current estimates and will depend on many factors, including our growth rate, both organically and through acquisitions, the timing and extent of spending to support operations, the expansion of sales and marketing activities, and the introduction of new or enhanced services and facilities. Accordingly, we may need to engage in additional equity or debt financings or collaborative arrangements to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, during times of economic instability, it has been difficult for many companies to obtain financing in the public markets or to obtain debt financing, and we may not be able to obtain additional financing on commercially reasonable terms, if at all. If we are unable to obtain adequate financing on terms satisfactory to us, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Additionally, we may not be in a position to exercise sole decision-making authority regarding the transaction or arrangement, which could create the potential risk of creating impasses on decisions, and our future collaborators may have economic or business interests or goals that are, or that may become, inconsistent with our business interests or goals. It is possible that conflicts may arise with our collaborators, such as conflicts concerning the achievement of performance milestones, or the interpretation of significant terms under any agreement, such as those related to financial obligations. If any conflicts arise with any future collaborators, they may act in their self-interest, which may be adverse to our best interest, and they may breach their obligations to us. Disputes between us and our collaborators may result in litigation or arbitration which would increase our expenses and divert the attention of our management. Further, these transactions and arrangements will be contractual in nature and will generally be terminable under the terms of the applicable agreements.

We operate in highly competitive markets and face competition from large, well-established healthcare providers with significant resources, and, as a result, we may not be able to compete effectively. If we are unable to compete effectively, we will not be able to establish our products and services in the marketplace, and as a result, our business may not be profitable.

The markets for digital and traditional healthcare are intensely competitive, subject to rapid change and significantly affected by new product and technological introductions and other market activities of industry participants. We compete directly with behavioral health facilities and other integrated health systems. The surge in interest in digital health, and in particular the relaxation of HIPAA privacy and security requirements, has also attracted new competition from providers who utilize consumer-grade video conferencing platforms to provide telehealth services. Many of our current and potential competitors may have greater name and brand recognition, longer operating histories and significantly greater resources than we do and may be able to offer products and services similar to those offered on our platform at more attractive prices than we can. We expect competition to intensify in the future as existing competitors and new entrants introduce new digital health services and software platforms or other technology to U.S. healthcare providers, particularly hospitals and healthcare systems. Further, our current or potential competitors may be acquired by third parties with greater available resources, which has recently occurred in our industry. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand substantial price competition. In addition, our competitors have established, and may in the future establish, cooperative relationships with vendors of complementary products, technologies or services to increase the availability of their solutions in the marketplace, often incentivized by the payors as lower cost options.

New competitors or alliances may emerge that have greater market share, greater marketing expertise, and greater financial resources, which could put us at a competitive disadvantage. Our competitors could also be better positioned to serve certain segments of our current or future markets, which could create additional price pressure. In light of these factors, even if our services are more effective than those of our competitors, current or potential customers may utilize competitive service providers in lieu our services.

If we are unable to successfully compete with existing and potential new competitors, we will not be able to establish our services in the marketplace, and as a result, our business may not be profitable. Further, our business, financial condition, and results of operations will be adversely affected.

We depend on our senior management team, and the loss of one or more of our executive officers or key employees could adversely affect our business.

Our success depends largely upon the continued services of our key executive officers. Currently these executive officers are at-will employees and therefore they may terminate employment with us at any time with no advance notice. We also rely on our leadership team in the areas of marketing, healthcare operations and services, and general and administrative functions. From time to time, there may be changes in our executive management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives, and our business would be adversely affected if we fail to adequately plan for succession of our executives and senior management. Further, our executive officers have negotiated severance clauses which if triggered could put strain on the Company’s cash and equity reserves. Our failure to retain and motivate our current personnel could have a material adverse effect on our business, financial condition, and results of operations.

We are dependent on our ability to recruit, retain and develop a highly skilled and diverse workforce. We must evolve our culture in order to successfully grow our business.

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

In addition, in making employment decisions, particularly in high-technology industries, job candidates often consider the value of the stock options or other equity-based awards they are to receive in connection with their employment. Volatility in the price of our stock, which as of December 12, 2023 is trading in the over-the-counter market, may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity-based compensation may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel could have a material adverse effect on our business, financial condition, and results of operations.

If we fail to cost-effectively develop widespread brand awareness, our business may suffer.

We believe that developing and maintaining widespread awareness of our brand in a cost-effective manner is critical to achieving widespread adoption of our services and attracting new customers. Our brand promotion activities may not generate customer awareness or increase revenue, and even if they do, any increase in revenue may not offset the expenses we incur in building our brand. If we fail to successfully promote and maintain our brand, or incur substantial expenses in doing so, we may fail to attract or retain customers necessary to realize a sufficient return on our brand-building efforts or to achieve the widespread brand awareness that is critical for broad customer adoption.

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

Unless and until we can reconsolidate TTC, we have no operations, and thus we may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

As further described in Note 1, Organization and Business, as a result of the Chapter 11 cases and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries, including TTC. Other than UpHealth Holdings, Thrasys, BHS, and the subsidiaries of Thrasys and BHS, we and our other subsidiaries have not filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we and TTC continue to operate outside of bankruptcy. However, unless and until we can reconsolidate TTC, we have no operations, and thus we may need to raise additional funds in the next twelve months by selling additional equity or incurring debt. There is no assurance that we will be able to obtain any such additional financing on satisfactory terms or at all. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

Our debt agreements, including the Indentures as modified by the Supplemental Indentures entered into pursuant to the Transaction Support Agreement, contain restrictions that may limit our flexibility in operating and financing our business, and any default on our secured credit facility or any future secured credit facilities (including certain liens granted by us in favor of the 2025 Noteholders and 2026 Noteholders (each as defined below) pursuant to the Supplemental Indentures) could result in foreclosure by our secured noteholders or future secured noteholders on our assets.

Our Indentures, Security Agreements and related documents contain a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•create liens on certain assets;
•incur additional debt or issue new equity;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and
•sell certain assets.

The First Lien Supplemental Indenture and Amendment to Security Agreement amended the terms of the First Lien Indenture to, among other things, (a) provide for certain changes to certain of the definitions in the First Lien Indenture, including “Permitted Indebtedness,” “Permitted Investments,” “Permitted Liens,” “Asset Sale,” “Excluded Subsidiary,” and “Significant Subsidiary;” (b) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; and (c) modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting 2025 Noteholders in respect of the Sale of Cloudbreak, to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at closing of the Sale, which is expected to occur on or around June 3, 2024, and in connection with subsequent paydowns with the proceeds of released funds from the Tax and Working Capital escrow accounts established in connection with the closing of the Sale), in each case, at a 5.00% premium to the principal amount of such 2025 Notes pursuant to the terms of the Transaction Support Agreement.

Furthermore, the Second Lien Supplemental Indenture amended the Second Lien Indenture to, among other things, (a) add each subsidiary of UpHealth, other than Glocal, UPH Digital Health Services Private Limited and any subsidiary of UpHealth that is, as of the date of the Supplemental Indentures, a debtor or debtor-in-possession in any bankruptcy proceeding, including the Chapter 11 cases (collectively, the “Guarantors”), as a guarantor of the obligations under the 2026 Notes pursuant to the Second Lien Indenture; (b) cause UpHealth and the Guarantors to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (c) in connection with those items described in clauses (a) and (b) above, incorporate provisions similar to those in the First Lien Indenture, including with respect to covenants and events of default, as previously disclosed by the Company and as modified by the First Lien Supplemental Indenture; and (d) provide a carveout for the Sale from the terms of the Second Lien Indenture with respect to mergers and sale transactions. In addition, pursuant to the terms of the Second Lien Indenture, the 2026 Notes are secured by a second-priority lien, subject only to certain permitted liens, in substantially all assets of the Company and the Guarantors, subject to customary exclusions, pursuant to the Second Lien Security Agreement.

Any of these restrictions could limit our ability to plan for or react to market conditions and could otherwise restrict corporate activities. Any failure to comply with these covenants could result in further defaults under our Indentures or instruments governing any future indebtedness of ours, including the Supplemental Indentures. Additionally, our Indentures, including as modified by the Supplemental Indentures, are secured by substantially all of our assets and those of our domestic subsidiaries. Upon a default, unless waived, the 2025 Noteholders and the 2026 Noteholders could elect to terminate their commitments, cease making further loans, foreclose on our assets pledged to secure our obligations to such noteholders under our Security Agreements (including under the secured credit facilities provided under the Supplemental Indentures) and force UpHealth into bankruptcy or liquidation. Our results of operations currently are not sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. If we experience a default under our Indentures (including as modified by the Supplemental Indentures) or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

We expect to incur significant costs as we continue to operate as a public company.

We expect the rules and regulations applicable to us as a public company to remain a significant portion of our legal and financial compliance costs and to continue to make some activities more time-consuming and costly. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business, including our subsidiaries. For example, our status as a public company makes it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the level of coverage that we believe is appropriate for a public company. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

Additionally, there continues to be public interest and increased legislative pressure related to environmental, social and governance (“ESG”) activities of public companies. For example, there is a growing number of states requiring organizations to report their board composition as well or mandating gender diversity and representation from underrepresented communities, including New York and California. We risk negative stockholder reaction, including from proxy advisory services, as well as damage to our brand and reputation, if we do not act responsibly in a number of key areas, including diversity and inclusion, environmental stewardship, support for local communities, corporate governance and transparency and considering ESG and human capital factors in our operations.

Current or future litigation against us could be costly and time-consuming to defend, and we could experience losses or liability not covered by insurance.

Beginning in 2022, we were involved in legal proceedings pertaining to control of the Board of Directors and control of our Indian subsidiary, Glocal. Although the former was resolved favorably, the latter is continuing as further described in Item 3, Legal Proceedings, of Part I of this Annual Report, and we may continue to experience challenges to our ability to exercise control over Glocal as a supermajority shareholder and as contemplated by the Share Purchase Agreement signed with Glocal.

We may become subject to shareholder class action suits or other large legal proceedings and claims that arise in the ordinary course of business. Regardless of outcome, such proceedings may result in substantial costs and may divert management’s attention and resources or decrease market acceptance of our solutions, which may substantially harm our business, financial condition, and results of operations.

We attempt to limit our liability to third parties by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. Insurance may not cover claims against us, may not provide sufficient payments to cover all of the costs to resolve one or more such claims, and may not continue to be available on terms acceptable to us. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our stock. In addition, any insurance coverage would not address the reputational damage that could result from any legal or regulatory proceedings or claims.

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

Our subsidiary UpHealth Holdings has a significant adverse judgment against it which UpHealth Holdings is appealing, and there can be no assurance that UpHealth Holdings will be successful in its appeal, which could result in a material adverse effect on our business, financial condition, cash flows and results of operations.

We are involved and have been involved in the past in legal proceedings from time to time, including claims directly against us or claims against certain of our subsidiaries. Any of these legal proceedings, including any future claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time and divert significant resources. As further described in Note 1, Organization and Business, our subsidiary UpHealth Holdings has a significant adverse judgment against it which UpHealth Holdings is appealing. While we believe that UpHealth Holdings has a reasonable basis on which to succeed in its appeal, the outcome of legal claims and legal proceedings is inherently unpredictable. As a result, the outcome of these legal proceedings, including those involving UpHealth Holdings, cannot be predicted with certainty, and a negative outcome could result in a material adverse effect on our business, financial condition, cash flows and results of operations. See Item 3, Legal Proceedings, of Part I of this Annual Report for additional information regarding the legal proceedings in which we are involved.

There is no assurance that we will be able to enforce a judgment or award in India or other foreign jurisdictions.

It may be difficult for us or our subsidiaries to effect service of process on, or to collect any amounts awarded to us against, persons residing outside of the United States or to otherwise enforce claims we have on assets held in foreign jurisdictions, including in India. As a result, there is no assurance that we will be able to enforce a judgment or award obtained in the United States, international courts or arbitral bodies, or other foreign courts, including claims for breach of contract under United States or foreign law, in India or any other country in which we maintain subsidiaries.

We have in the past been the subject of stockholder activism, and while our management and our Board of Directors act to serve our stockholders, any future activism could result in disruptions to our business.

In the past, we have been the subject of stockholder activism, and while our management and our Board of Directors act to serve our stockholders, we are subject to risks associated with any future stockholder activism, which could result in disruptions to our business. Stockholder activism, which can take many forms and arise in a variety of situations, has been increasing recently, and new universal proxy rules could significantly lower the cost and further increase the ease and likelihood of stockholder activism. This risk is especially relevant for us because technology companies have experienced significant stock price volatility in recent years. Volatility in our stock price or other reasons may in the future cause us to become the target of stockholder activism. Furthermore, any future proxy contest, unsolicited takeover proposal or other stockholder activism relating to the election of directors or other matters would most likely require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board of Directors. Additionally, any such stockholder activism could give rise to perceived uncertainties as to our future direction, interfere with our ability to execute our strategic plan, result in the loss of potential business opportunities or make it more difficult to attract and retain qualified personnel, any of which could materially and adversely affect our business and operating results. Our stock price could also be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

We qualify as an emerging growth company as defined under the JOBS Act as well as a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies or smaller reporting companies, our securities could become less attractive to investors and may make it more difficult to compare our performance with other public companies.

We qualify as an “emerging growth company” within the meaning of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies for as long as we continue to be an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information they may deem important. We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter, (ii) the last day of the fiscal year in which we have total annual gross revenues of $1.2 billion or more during such fiscal year (as indexed for inflation), (iii) the date on which we have issued more than $1.0 billion in non-convertible debt in the prior three-year period or (iv) the last day of the fiscal year following the fifth anniversary of our initial public offering (“IPO”). We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

As a publicly traded company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the rules and regulations of the applicable listing standards of the New York Stock Exchange (“NYSE”). We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time-consuming and costly and place significant strain on our personnel, systems and resources. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we will file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that information required to be disclosed in reports under the Exchange Act is accumulated and communicated to our principal executive and financial officers.

As previously disclosed in our Annual Report on Form 10‑K for year ended December 31, 2021, our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2021 due to certain material weaknesses described in Part II, Item 9A, Controls and Procedures, of this Annual Report. To address these material weaknesses that we identified as of December 31, 2021, we implemented measures designed to improve our internal control over financial reporting during the year ended December 31, 2022. These measures included enhancing our internal and external technical accounting resources, engaging third party consultants for the formalization of our internal procedures, and implementing a new enterprise resource planning (“ERP”) system. As of December 31, 2022, all of the U.S. entities were live on the ERP system. We completed documentation and tests of design and tests of operational effectiveness of our entity-level controls, certain areas of our ITGCs, and controls over our business processes, and we remediated control gaps identified and performed tests of operating effectiveness on remediated items.

As a result of our remediation efforts, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer had the material weaknesses in internal control over financial reporting described above for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021 and our assessment has not changed as of December 31, 2023; however, our management also concluded that the previously identified material weakness in our ITGCs in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process were not remediated as of December 31, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2024.

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

A change in accounting standards or practices could adversely affect our operating results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. For example, in February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), and subsequently issued several supplemental/clarifying ASUs. Among other things, under this ASU, lessees are required to recognize, at commencement date, a lease liability representing the lessee’s obligation to make lease payments arising from the lease and a right-of-use asset representing the lessee’s right to use or control the use of a specified asset for the lease term for leases greater than 12 months. We adopted Topic 842 for our annual reporting period beginning January 1, 2022, and interim reporting periods within the annual reporting period beginning January 1, 2023. Due to the adoption of this guidance, we recognized operating right-of-use assets and operating lease liabilities of $1.9 million and $2.7 million, respectively, as of the date of adoption. The difference between the right-of-use assets and lease liabilities on the accompanying consolidated balance sheet was primarily due to the impact of accrual for lease payments as a result of straight-line lease expense. We did not have any impact to opening retained earnings as a result of the adoption of the guidance. The adoption of this new guidance did not have a material impact on our results of operations and comprehensive (loss) income, cash flows, liquidity or our covenant compliance under our existing credit agreements. See Note 18, Leases, in the Notes to Consolidated Financial Statements of this Annual Report for further information.

These and other changes to existing rules or the questioning of current practices may adversely affect our operating results. In addition, any difficulties in implementing new accounting standards could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, and which may adversely affect our future profitability, cash flows and market price of our common stock.

UpHealth’s financial projections are dependent on certain estimates and assumptions related to, among other things, growth assumptions that are inherently subject to significant uncertainties and contingencies, as well as, among other things, matters related specifically to the recent operational performance and anticipated development of our business, and are subject to significant economic, competitive, industry and other uncertainties, and may not be achieved in full, at all, or within projected timeframes. The financial projections also reflect numerous assumptions with respect to general business, economic, market, regulatory and financial conditions and various other factors, all of which are difficult to predict and many of which are beyond our control. Furthermore, the financial projections do not take into account any circumstances or event occurring after the date they were prepared. The financial projections were not prepared with a view to public disclosure or complying with published guidelines of the SEC or the guidelines established by the American Institute of Certified Public Accountants for the preparation and presentation of prospective financial information. UpHealth’s independent auditor has not audited, reviewed, examined, compiled nor applied agreed-upon procedures with respect to the financial projections and, accordingly, does not express an opinion or any other form of assurance with respect thereto. The financial projections were based on historical experience and on various other estimates and assumptions that our management believed to be reasonable under the circumstances and at the time they were made. There will be differences between actual and projected financial results, and actual results may be materially greater or materially less than those contained in the financial projections, especially in light of the increased difficulty in making such estimates and assumptions as a result of unpredictable and unstable economic and market conditions. Any material variation between our financial projections and our actual results may adversely affect our future profitability, cash flows and market price of our common stock.

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

We have identified what we believe are the areas of government regulation that, if changed, would be costly to us. These include: licensure standards for doctors, pharmacists and behavioral health professionals; laws limiting the corporate practice of medicine; fee-splitting, healthcare fraud, waste, and abuse laws; third-party payor coverage and reimbursement rules; cybersecurity and privacy laws; laws and rules relating to the distinction between independent contractors and employees; prescribing of controlled substances via a remote encounter; fraud and abuse laws addressing financial relationships between healthcare entities and physicians or other referral sources; commercial and governmental payor billing; anti-kickback laws; and tax and other laws. There could be laws and regulations applicable to our business that we have not identified or that, if changed, may be costly to us, and we cannot predict all the ways in which implementation of such laws and regulations may affect us.

In the jurisdictions in which we operate, we believe we are in compliance with all applicable laws, but these laws and regulations are extremely complex and, in many cases, still evolving. If our operations are found to violate any of the foreign, federal, state or local laws and regulations which govern our activities, we may be subject to litigation, government enforcement actions, and applicable penalties associated with the violation, potentially including civil and criminal penalties, damages, fines, exclusion from participation in certain payor programs or curtailment of our operations. Compliance obligations under these various laws are oftentimes detailed and onerous, further contributing to the risk that we could be found to be out of compliance with particular requirements. Although effective compliance programs can help mitigate the risk of investigation, regulatory and enforcement actions, and prosecution for violations of these laws, the risks cannot be entirely eliminated. Moreover, achieving and sustaining compliance with applicable laws may prove costly. We cannot guarantee that a government agency will agree with our interpretations, and it is possible that an enforcement authority may find that one or more of our business practices may not comply. The risk of being found in violation of these laws and regulations is further increased by the fact that in many cases, these laws have not been fully interpreted by the regulatory authorities or the courts, particularly with respect to new and emerging technologies and remote delivery of services, and may therefore be open to a variety of interpretations. In the event that we must remedy any compliance violations, we may be required to modify our services and products in a manner that undermines our solution’s attractiveness to our customers or providers or experts, we may become subject to fines or other penalties or, if we determine that the requirements to operate in compliance in such jurisdictions are overly burdensome, we may elect to terminate our operations in such places. Even if we successfully defend against an investigation or other enforcement action or litigation, such defense efforts could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business, and damage our reputation. In each case, our revenue may decline, and our business, financial condition and results of operations could be materially adversely affected.

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

Additionally, the introduction of new services may require us to comply with additional, yet undetermined, laws and regulations. Compliance may require obtaining appropriate licenses or certificates, increasing our security measures and expending additional resources to monitor developments in applicable rules to ensure compliance. The failure to adequately comply with these future laws and regulations may delay or possibly prevent some of our products or services from being offered to customers, which could have a material adverse effect on our business, financial condition, and results of operations.

Many existing healthcare laws and regulations, when enacted, did not anticipate the services that we provide. However, these laws and regulations may nonetheless be applied to our business. Our failure to accurately anticipate the application of these laws and regulations, or other failure to comply, could create liability for us, result in adverse publicity and materially affect our business, financial condition, and results of operations.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur substantial penalties or be required to make significant changes to our operations or experience enforcement actions or adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state, and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and customers, our marketing activities and other aspects of our operations. Of particular importance are:

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
•    the criminal healthcare fraud provisions of the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, or HITECH, and their implementing regulations, which we collectively refer to as HIPAA, and related rules that prohibit knowingly and willfully executing or attempting to execute a scheme or artifice to defraud any healthcare benefit program or to obtain by means of false, or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•    the federal False Claims Act that imposes civil liability, including through qui tam and civil whistleblower actions, against individuals or entities that knowingly present, or cause to be presented, false or fraudulent claims for payment to the federal government or knowingly making, or causing to be made, a false statement or record material to the payment of a false claim or avoiding, decreasing or concealing an obligation to pay money to the federal government;
•    the federal criminal statute on false statements relating to health care matters, which prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statements or representations in connection with the delivery of or payment for health care benefits, items or services;
•    the Civil Monetary Penalties Law authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to:
•    presenting, or causing to be presented, claims for payment to Medicare, Medicaid or other third-party payors that the individual or entity knows or should know are for an item or service that was not provided as claimed or is false or fraudulent;
•    offering remuneration to a Medicare or Medicaid beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider or supplier;
•    employing or contracting with an entity or individual excluded from participation in the federal health care programs;
•    violating the federal Anti-Kickback Statute;
•    making, using or causing to be made or used a false record or statement material to a false or fraudulent claim for payment for items and services furnished under a federal health care program;
•    making, using or causing to be made any false statement, omission or misrepresentation of a material fact in any application, bid or contract to participate or enroll as a provider of services or a supplier under a federal health care program; and
•    failing to timely report and return an overpayment owed to the federal government.
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

•    reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•    similar state law provisions pertaining to anti-kickback, self-referral, fee-splitting, patient inducement and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•    state laws that prohibit general business corporations, such as us, from practicing medicine, controlling physicians’ medical decisions or engaging in some practices such as splitting fees with physicians;
•    laws that regulate debt collection practices as applied to our debt collection practices;
•    a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose or refund known overpayments;
•    federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented and billed using codes that accurately reflect the type and level of services rendered;
•    federal and state laws and policies related to healthcare providers, licensure, certification, accreditation and related to the Medicare and Medicaid programs enrollment;
•    the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) which extensively regulates the use and disclosure of individually identifiable health information (known as “protected health information”) and requires covered entities, which include most health providers, to implement and maintain administrative, physical and technical safeguards to protect the security of such information;
•    the Drug Abuse Prevention, Treatment and Rehabilitation Act of 1979 (known as “Part 2”) which restricts the disclosure of, and regulates the security of, client identifiable information related to substance use disorder treatment;
•    other foreign, federal and state laws governing the protection and security of personally identifiable information;
•    the federal Ryan Haight Online Pharmacy Consumer Protection Act of 2008 (the “Ryan Haight Act”), requires healthcare providers to conduct an in-person examination before prescribing or otherwise dispensing controlled substances “by means of the Internet,” except when engaged in the practice of telemedicine, which is narrowly defined; and
•    federal and state laws and policies related to the practice of pharmacy, pharmacy licensure, and the prescribing and dispensing of pharmaceuticals and controlled substances.

In addition, the healthcare industry is required to comply with additional extensive and complex laws and regulations at the federal, state, and local government levels relating to, among other things:

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

To enforce compliance with the federal laws, the U.S. Department of Justice and the U.S. Department of Health and Human Services Office of Inspector General (“OIG”), have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Telemedicine providers, in particular, have been subject to increased scrutiny by federal and state regulators and have resulted in significant enforcement actions. Dealing with investigations can be time- and resource-intensive and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and penalties of $13,946 to $27,894 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Notably, the government has been using its newly created authority under EKRA to pursue criminal enforcement actions against substance abuse treatment facilities for certain financial arrangements that were not subject to the federal Anti-Kickback Statute due to the absence of federal healthcare program reimbursement for services rendered by such facilities. EKRA’s statutory exceptions do not strictly mirror the safe harbors available under the federal Anti-Kickback Statute and in many instances, relationships that would otherwise comply with the federal Anti-Kickback Statute would nevertheless violate EKRA. EKRA grants authority to the U.S. Attorney General to promulgate additional exceptions, in consultation with the Secretary of HHS; however, the Attorney General has not yet done so. Notably, the OIG (the agency with authority to promulgate regulatory safe harbors under the federal Anti-Kickback Statute) does not have any authority over EKRA and the Attorney General does not have any particular expertise with healthcare fraud and abuse laws. Given this inexperience, there may be a substantial delay before any additional exceptions to EKRA are implemented. In the meantime, the U.S. Department of Justice is actively pursuing enforcement actions under EKRA. There is much uncertainty in how EKRA will be interpreted and applied and also, whether additional exceptions will be adopted in the future.

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

The laws, regulations and standards governing the provision of healthcare services across the world may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. Further, we cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

Patient safety concerns relating to our substance use disorder treatment business could result in increased regulatory burdens, governmental investigations, and negative publicity.

Because some of the patients we treat can suffer from severe mental health and chemical dependency disorders, patient incidents, including deaths, assaults and elopements, occur from time to time. If one or more of our substance abuse treatment programs or facilities experiences an adverse patient incident or is otherwise found to have failed to comply with laws and regulations applicable to patient safety or provide appropriate patient care, an admissions hold, loss of accreditation, license revocation or other adverse regulatory action could be taken against the health care providers and programs or facilities involved. Any such patient incident or adverse regulatory action could result in governmental investigations, judgments or fines and have a material adverse effect on a particular program or facility’s continued operation, financial condition, and results of operations. In addition, we could become the subject of negative publicity, whether warranted or unwarranted, that could have a significant, adverse effect on our reputation of our behavioral health and substance abuse programs and how they are viewed by referral sources and payors.

Our international operations pose certain risks to our business that may be different from risks associated with our domestic operations.

We formed a subsidiary in India to provide shared support services to our U.S. operations. Our international business is subject to risks resulting from differing legal and regulatory requirements, political, social and economic conditions and unforeseeable developments in India. Our international operations are subject to particular risks in addition to those faced by our domestic operations, including:

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

Our overall success in international markets depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected costs. If we are not able to manage the risks related to our international operations, our business, financial condition, and results of operations may be materially adversely affected.

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

We also are subject to the jurisdiction of various governments and regulatory agencies around the world, which may bring our personnel and agents into contact with public officials responsible for issuing or renewing permits, licenses or approvals or for enforcing other governmental regulations. In addition, some of the international locations in which we will operate lack a developed legal system and have elevated levels of corruption. Our business also must be conducted in compliance with applicable export controls and trade and economic sanctions laws and regulations, including those of the U.S. government, the governments of other countries in which we will operate or conduct business and various multilateral organizations. Such laws and regulations include, without limitation, those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control, the U.S. Department of State, the U.S. Department of Commerce, the United Nations Security Council and other relevant sanctions authorities. Our provision of services to persons located outside the United States may be subject to certain regulatory prohibitions, restrictions or other requirements, including certain licensing or reporting requirements. Our provision of services outside of the United States also exposes us to the risk of violating, or being accused of violating, anti-corruption, exports controls and trade compliance and economic sanctions laws and regulations. Our failure to successfully comply with these laws and regulations may expose us to reputational harm as well as significant sanctions, including criminal fines, imprisonment, civil penalties, disgorgement of profits, injunctions and suspension or debarment from government contracts, as well as other remedial measures. Investigations of alleged violations can be expensive and disruptive. Though we have implemented formal training and monitoring programs, we cannot assure compliance by our employees or representatives for which we may be held responsible, and any such violation could materially adversely affect our reputation, business, financial condition, and results of operations.

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

On Dec. 27, 2020, the No Surprises Act (“NSA”) was signed into law as part of the Consolidated Appropriations Act of 2021, to take effect January 1, 2022. The NSA was intended to protect patients from unexpected gaps in insurance coverage resulting from surprise medical bills when patients unknowingly obtain medical services from out of network providers. In some cases, we may be subject to certain disclosures and price transparency obligations under the NSA with respect to our services. Noncompliance with these requirements could result in administrative and civil penalties and could materially adversely affect our reputation, business, financial condition and results of operations.

If reimbursement rates paid by federal or state healthcare programs are reduced or if government payors otherwise restrain our ability to obtain or provide services to customers, our business, financial condition, and results of operation could be harmed.

A portion of our revenue comes from government healthcare programs. Payments from federal and state government programs are subject to statutory and regulatory changes, administrative rulings, interpretations and determinations, requirements for utilization review and federal and state funding restrictions, each of which could increase or decrease program payments, as well as affect the cost of providing service to patients. We are unable to predict the effect of recent and future policy changes on our operations. In addition, the uncertainty and fiscal pressures placed upon federal and state governments as a result of, among other things, deterioration in general economic conditions and the funding requirements from the federal healthcare reform legislation, may affect the availability of taxpayer funds for Medicare and Medicaid programs. Changes in government healthcare programs may reduce the reimbursement we receive and could adversely impact our business and results of operations.

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

Our behavioral health business utilizes various levels of pharmacy operation that is subject to extensive federal, state, and local regulation. Pharmacies, pharmacists and pharmacy technicians are subject to a variety of federal and state statutes and regulations governing various aspects of operation, including the distribution of drugs; licensure of facilities and professionals, including pharmacists, technicians and other healthcare professionals; packaging, storing, distributing, and tracking of pharmaceuticals; repackaging of drug products; medication guides, and other consumer disclosures; interactions with prescribing professionals; counseling of patients; prescription transfers; security; controlled substance inventory control and recordkeeping; and reporting to the U.S. Drug Enforcement Agency, the FDA, state boards of pharmacy, the U.S. Consumer Product Safety Commission and other state enforcement or regulatory agencies. Any failure or perceived failure by us to comply with any applicable federal, state, and local laws and regulations could have a material adverse effect on our business, financial condition, and results of operations and may expose us to civil and criminal penalties.

If we fail to comply with federal and state laws and policies governing claim submissions to government healthcare programs or commercial insurance programs, we may be subject to civil and criminal penalties or loss of eligibility to participate in government healthcare programs and contractual claims by commercial insurers.

We prepare and submit claims for professional services and certain of these claims are governed by federal and state laws with potential civil and criminal penalties for non-compliance. The HIPAA security, privacy and transaction standards also have a potentially significant effect on our integrated care management services, because such services must be structured and provided in a way that supports our customers’ HIPAA compliance obligations. Errors by us or our systems with respect to entry, formatting, preparation or transmission of claim information may be determined or alleged to be in violation of these laws and regulations. If our integrated care management services fail to comply with these laws and regulations, we may be subjected to federal or state government investigations and possible penalties may be imposed upon us, false claims actions may have to be defended, private payors may file claims against us and we may be excluded from participation in Medicare, Medicaid or other government-funded healthcare programs. Further, our customers may seek contractual remedies and indemnification. Any investigation or proceeding related to these topics, even if unwarranted or without merit, could adversely affect demand for our services, could force us to expend significant capital, research and development and other resources to address the alleged failure, and may have a material adverse effect on our business, results of operations and financial condition.

If we fail to comply with Medicare and Medicaid regulatory, guidance or policy requirements, we may be subjected to reduced reimbursement, overpayment demands or loss of eligibility to participate in these programs.

Federal health care programs, including Federal health care programs, including Medicare and Medicaid programs are highly regulated, and unique requirements governing the reimbursement of professional services delivered using digital health are evolving and complicated. In addition, changes in government healthcare programs may reduce the reimbursement we receive and could adversely affect our business and results of operations. In particular, there is uncertainty regarding whether temporary waivers of certain Medicare conditions of participation and payment for many virtual care services and temporary expansions of the types of Medicare-covered services that can be provided remotely will continue or be made permanent. If we fail to comply with applicable reimbursement laws and regulations, reimbursement under these programs and participation in these programs could be adversely affected. Federal or state governments may also impose other sanctions on us for failure to comply with the applicable reimbursement regulations, including but not limited to recovering an overpayment. Failure to comply with these or future laws and regulations could limit our ability to provide digital health services to our customers.

Recent and frequent state legislative and regulatory changes specific to digital health consults may present us with additional requirements and state compliance costs, with potential operational impacts in certain jurisdictions.

In recent years, various government agencies, both domestic and international, have adopted an abundance of new legislation and regulations specific to digital health. In some cases, this legislation and regulation, typically targeting “direct-to-consumer” digital health consult and pharmacy service offerings rather than specialty consultative services, such as our acute digital health solutions, incorporates informed consent, modality, medical record and other requirements. Thus, where new legislation and regulations apply to our digital health solutions, we may incur costs to monitor, evaluate and modify operational processes for compliance. All such activities increase our costs and could, in certain circumstances, impact our ability to make available digital health services in a particular state or jurisdiction.

Risks Related to Privacy, Cybersecurity, Technology and Intellectual Property

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

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $137 per violation, subject to a cap of $2,067,000 for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

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

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our customers and potentially exposing us to additional expense, adverse publicity and liability. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to alleged privacy and data security violations and certain states have adopted privacy and security standards that a more restrictive than HIPAA and that apply to PII in addition to PHI. For instance, the California Consumer Privacy Act (the “CCPA”), which came into effect January 1, 2020, was recently amended and expanded by the California Privacy Rights Act (“CPRA”) passed on November 3, 2020. Most of the CPRA’s substantive provisions did take effect until January 1, 2023, however, the CPRA’s expansion of the “Right to Know” impacted personal information collected on or after January 1, 2022. Companies were required to comply with the CCPA during the ramp up period before CPRA went into effect. The CCPA and CPRA, among other things, created new data privacy obligations for covered companies and provided new privacy rights to California residents, including the right to opt out of certain disclosures of their information. The CCPA also created a private right of action with statutory damages for certain data breaches, thereby potentially increasing risks associated with a data breach. It remains unclear what, if any, additional modifications will be made to the CPRA by the California legislature or how it will be interpreted.

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

Our business depends on the integrity and timeliness of the data we use to serve our members, customers and health care professionals and to operate our business. If the data we rely upon to run our businesses is found to be inaccurate or unreliable or if we fail to maintain or protect our information systems and data integrity effectively, we could experience failures in our health, wellness and information technology products; lose existing customers; have difficulty attracting new customers; experience problems in determining medical cost estimates and establishing appropriate pricing; have difficulty preventing, detecting and controlling fraud; have disputes with customers, physicians and other health care professionals; become subject to regulatory sanctions, penalties, investigations or audits; incur increases in operating expenses; or suffer other adverse consequences. The volume of health care data generated, and the uses of data, including electronic health records, are rapidly expanding. Our ability to implement new and innovative services, automate and deploy new technologies to simplify administrative processes and clinical decision making, price our services adequately, provide effective service to our customers and consumers in an efficient and uninterrupted fashion, provide timely payments to care providers, and report accurately our results of operations depends on the integrity of the data in our information systems. In addition, connectivity among technologies is becoming increasingly important and recent trends toward greater consumer engagement in health care require new and enhanced technologies, including more sophisticated applications for mobile devices. Our information systems require an ongoing commitment of significant resources to maintain, protect and enhance existing systems and develop new systems to keep pace with continuing changes in information processing technology, evolving systems and regulatory standards and changing customer preferences. We periodically consolidate, integrate, upgrade and expand our information systems’ capabilities as a result of technology initiatives, recently enacted regulations, changes in our system platforms and integration of new business acquisitions. Our process of consolidating the number of systems we operate, upgrading and expanding our information systems’ capabilities, enhancing our systems and developing new systems to keep pace with continuing changes in information processing technology may not be successful. Failure to protect, consolidate and integrate our systems successfully could result in higher than expected costs and diversion of management’s time and energy, which could materially and adversely affect our results of operations, financial position and cash flows. A failure of our technology products to operate as intended and in a seamless fashion with other products could materially and adversely affect our results of operations, financial position and cash flows. Uncertain and rapidly evolving U.S. federal and state, non-U.S. and international laws and regulations related to health data and the health information technology market may alter the competitive landscape or present compliance challenges and could materially and adversely affect the configuration of our information systems and platforms, and our ability to compete in this market.

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

Improper access to our or our third-party service providers’ systems or databases could result in the theft, publication, deletion or modification of confidential, proprietary or sensitive information, including personal information. An actual or perceived breach of our security systems or those of our third-party service providers may require notification under applicable data privacy regulations or contractual obligations. The accidental or unauthorized access to or disclosure, loss, destruction, disablement, corruption or encryption of, use or misuse of or modification of our, our customers’ or other third parties’ confidential, proprietary or sensitive information, including personal information, by us or our third-party service providers could result in significant fines, penalties, orders, sanctions and proceedings or actions against us by governmental bodies and other regulatory authorities, customers or third parties, which could materially and adversely affect our business, financial condition, and results of operations. Any such proceeding or action, and any related indemnification obligations, could damage our reputation, force us to incur significant expenses in defense of such proceeding or action, distract our management, increase our costs of doing business or result in the imposition of financial liability.

Despite our efforts to ensure the integrity, confidentiality, availability, and authenticity of our systems and information, it is possible that we may not be able to anticipate or to implement effective preventive measures against all cyber threats. No security solution, strategy, or measures can address all possible security threats or block all methods of penetrating a network or otherwise perpetrating a security incident. The risk of unauthorized circumvention of our security measures or those of our third-party providers, customers and partners has been heightened by advances in computer and software capabilities and the increasing sophistication of hackers, including those operating on behalf of nation-state actors, who employ complex techniques involving the theft or misuse of personal and financial information, counterfeiting, “phishing” or social engineering incidents, account takeover attacks, denial or degradation of service attacks, malware, fraudulent payment and identity theft. Because the techniques used by hackers change frequently and are increasingly complex and sophisticated, and new technologies may not be identified until they are launched against a target, we and our third-party service providers may be unable to anticipate these techniques or detect an incident, assess its severity or impact, react or appropriately respond in a timely manner or implement adequate preventative measures. Our systems are also subject to compromise from internal threats, such as theft, misuse, unauthorized access or other improper actions by employees, service provides and other third parties with otherwise legitimate access to our systems or databases. The latency of a compromise is often measured in months, but could be years, and we may not be able to detect a compromise in a timely manner.

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

If we are required to make substantial payments or undertake any of the other actions noted above as a result of any intellectual property infringement claims against us or any obligation to indemnify our customers for such claims, such payments or costs could have a material adverse effect on our business, financial condition, and results of operations.

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

Following the Sale of Cloudbreak on March 15, 2024, our operations are solely based in the state of Florida. There is a risk that certain state tax authorities where we do not currently file a state income tax return could assert that we are liable for state and local income taxes based upon compensation we pay to employees who reside in such states or income or gross receipts allocable to such states. States are becoming increasingly aggressive in asserting a nexus for state income tax purposes. We could be subject to state and local taxation, including penalties and interest attributable to prior periods, if a state tax authority successfully asserts that our activities give rise to a nexus. Such tax assessments, penalties and interest may adversely affect our results of operations.

Taxing authorities may successfully assert that we should have collected or in the future should collect sales and use or similar taxes for healthcare services, which could adversely affect our results of operations.

We do not collect sales and use and similar taxes in any states for healthcare services based on our belief that our services are not subject to such taxes in any state. Sales and use and similar tax laws and rates vary greatly from state to state. Additionally, we do not collect value-added tax or similar taxes in certain foreign jurisdictions based on our belief that our services are not subject to such taxes. Certain states or foreign jurisdictions in which we do not collect such taxes may assert that such taxes are applicable, which could result in tax assessments, penalties and interest with respect to past services, and we may be required to collect such taxes for services in the future. Such tax assessments, penalties and interest or future requirements may adversely affect our results of operations.

Unanticipated changes in effective tax rates or adverse outcomes resulting from examination of our income or other tax returns could adversely affect our financial condition, and results of operations.

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
•deductibility of interest expense
•tax effects of stock-based compensation;
•tax effects of transaction costs;
•costs related to intercompany restructurings;
•costs related to impairment of goodwill, intangible assets, and other long-lived assets;
•changes in tax laws, regulations or interpretations thereof; or
•lower than anticipated future earnings in jurisdictions where we have lower statutory tax rates and higher than anticipated future earnings in jurisdictions where we have higher statutory tax rates.

In addition, we may be subject to audits of our income, sales and other transaction taxes by taxing authorities. Outcomes from these audits could have an adverse effect on our financial condition, and results of operations.

Risks Related to UpHealth and our Business Following the Cloudbreak Sale

The divestiture of our Cloudbreak business and related assets presents risks and challenges that could negatively impact our business, financial condition, and results of operations. There is no assurance that we will realize any of the anticipated benefits of the divestiture consistent with our expectations.

In 2023 we decided to divest the Cloudbreak business in a transaction pursuant to the Membership Interests Purchase Agreement to enable us to focus our business strategy on our behavioral health business and also to be able to reduce our liabilities. The transaction contemplated under the Membership Interests Purchase Agreement closed on March 15, 2024. The divestiture of the Cloudbreak business presents ongoing risks and challenges that could negatively impact our business, financial condition, and the results of operations. For example, following the closing of the Cloudbreak Sale, we are subject to five-year non-competition and non-solicitation covenants that restricts us from directly or indirectly owning any interest in, managing, controlling, participating in, consulting with, rendering services for, or in any other manner engaging in any other business engaged directly or indirectly in the business of Cloudbreak. The divestiture of the Cloudbreak business has present risks relating to the availability and use of proceeds that we have as a result of the divestiture of the Cloudbreak business, including as a result of the instruments governing our existing debt facilities, including our Indenture governing our 2025 and 2026 Notes. We may also encounter challenges relating to the separation of operations, products, services or personnel, and as a result of any future liabilities retained after completing the divestiture of the Cloudbreak business. The occurrence of any of the foregoing could result in significant harm to our business and financial conditions, and our results of operations could be materially adversely affected as a result.

Following the closing of the Cloudbreak Sale, we became subject to five-year non-competition and non-solicitation covenants under the Purchase Agreement, which may limit our ability to operate our business in certain respects.
Following the closing of the Cloudbreak Sale, we became subject to five-year non-competition and non-solicitation covenants pursuant to the Membership Interests Purchase Agreement. During such five-year period, we, in addition to our affiliates and subsidiaries, are restricted from directly or indirectly owning any interest in, managing, controlling, participating in, consulting with, rendering services for, or in any other manner engaging anywhere in the United States (whether as an officer, director, employee, partner, member, agent, representative or otherwise) in any other business engaged directly or indirectly in the business of Cloudbreak (subject to limited exceptions for passive ownership). In addition, during this five-year period, we have agreed, and have caused our affiliates and subsidiaries to agree, not to directly or indirectly through another person, induce or attempt to induce any company employee to leave the employ of Cloudbreak, hire any person who is currently or was an employee of Cloudbreak at any time during the one-year period immediately prior to the date on which such hiring would take place, or solicit or service any customer, supplier, lessee, lessor, licensee, licensor or other business relation of Cloudbreak or its subsidiaries. These limitations may negatively impact the scope and/or volume of our business and our ability to hire key personnel, which may adversely affect our financial condition, and results of operations.

We may not realize the financial benefits we anticipate from the Sale.

We have no assurances that we will realize the financial benefits we anticipated from the Sale. We expect to realize a material reduction in our outstanding debt obligations, but also a significant decrease in revenue, as a result of the Sale of Cloudbreak. Any failure to realize the financial benefits we currently anticipate from the Sale could have a material adverse impact on our future operating results and financial condition, and could materially and adversely affect the trading price or trading volume of our common stock. Our results of operations currently are not, and may not be in the future even though the Sale of Cloudbreak has been consummated, sufficient to service our indebtedness and to fund our other expenditures, and we may not be able to obtain financing to meet these requirements. Even if we experience a default under our Indentures (including as modified by the Supplemental Indentures) or instruments governing our future indebtedness, our business, financial condition, and results of operations may be adversely impacted.

Our projected operation and financial performance may decline specifically in light of the fact that the Company is now operating solely through TTC Healthcare, Inc.
Following the Sale of Cloudbreak, we operate solely through our subsidiary, TTC. As a result, we may not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. This lack of diversification may subject us to numerous economic, competitive, and regulatory risks, which could ultimately result in a significant adverse impact to our operations and financial performance.

Our ability to be able to reconsolidate our subsidiaries will be dependent upon the ability of UpHealth Holdings to restructure itself and emerge from bankruptcy with our maintaining our equity interests.

Any restructuring of UpHealth Holdings will require it to formulate a plan that it files with the Bankruptcy Court and has confirmed in accordance with the requirements of applicable bankruptcy laws. The U.S. Bankruptcy Code provides that a plan be feasible to be confirmed, meaning the plan will not be followed by the need for further restructuring or liquidation beyond that contemplated by the plan. A plan need only have a reasonable likelihood of success following confirmation; it is not required to be guaranteed. Nevertheless, the closer that plan implementation is to being guaranteed, the easier it will be to confirm and obtain accepting classes of creditors in favor of consensual confirmation. Although UpHealth Holdings is working on formulating a plan that it believes is feasible for which it will be able to obtain plan confirmation, due to the complexity inherent in a bankruptcy case such as the one that involves UpHealth Holdings, there is no guarantee that UpHealth Holdings will be successful in obtaining confirmation of a plan.

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

There can be no assurance that UpHealth will be able to comply with the continued listing standards of the NYSE or that our common stock and warrants will continue to trade on the over-the-counter market.

On November 28, 2023, we received written notice from the staff of NYSE Regulation of its determination to commence proceedings to delist the Company’s redeemable warrants, exercisable for one share of common stock of the Company, at an exercise price of $115.00 per share, from the NYSE and that trading in the warrants was suspended immediately. As a result, effective November 29, 2023, our warrants are trading in the over-the-counter market under the symbol “UPHLW.” NYSE Regulation reached its determination that the warrants are no longer suitable for listing based on “abnormally low” price levels, pursuant to Section 802.01D of the NYSE Listed Company Manual. The NYSE on December 13, 2023 filed a Form 25 with the SEC to delist the warrants from the NYSE.

In addition, on December 11, 2023, we received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist the common stock, par value $0.0001 per share, of the Company from the NYSE, and suspended trading in the common stock pending the completion of such proceedings. As a result, effective December 12, 2023, our common stock is trading in the over-the-counter market under the symbol “UPHL.” NYSE Regulation reached its determination that our common stock is no longer suitable for listing because the Company had fallen below the continued listing standard of the NYSE requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000, pursuant to Section 802.01B of the NYSE Listed Company Manual. We timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted our request for a hearing, which was originally scheduled to occur on April 17, 2024 but is currently being rescheduled to a later date. If we are not successful in our appeal and the NYSE delists our common stock from trading on its exchange for failure to meet the listing standards, UpHealth and its stockholders could face significant material adverse consequences, including:
•a limited availability of market quotations for UpHealth’s securities;
•a determination that UpHealth common stock is a “penny stock” which will require brokers trading in UpHealth common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for shares of our common stock;
•a limited amount of analyst coverage; and
•a decreased ability to issue additional securities or obtain additional financing in the future.

Furthermore, we can provide no assurance that our common stock or warrants will continue to trade on the over-the-counter market, that broker-dealers will continue to provide public quotes of our common stock on this market, or that the trading volume of our common stock will be sufficient to provide for an efficient trading market. The over-the-counter market is a significantly more limited market than the NYSE, and quotation on the over-the-counter market likely results in a less liquid market for existing and potential stockholders of the Company to trade our common stock and could further depress the trading price of our common stock.

The Company may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on its financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

As a result of events which occurred during the three months ended September 30, 2022, as discussed under the heading Arbitration Regarding Control of Glocal Board of Directors in Item 3, Legal Proceedings, of Part I of this Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal Healthcare Systems Private Limited (“Glocal”) was a variable interest entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading Arbitration Regarding Control of Glocal Board of Directors in Item 3, Legal Proceedings, of Part I of this Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

In addition, as discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries and recorded a $59.1 million gain on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the fair value of UpHealth Holdings of $75.6 million and the carrying amount of UpHealth Holdings’ assets and liabilities as of September 30, 2023. The probability-weighted fair value of UpHealth Holdings is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in UpHealth Holdings. Since we no longer had the ability to exercise significant influence over operating and financial policies of UpHealth Holdings, we concluded the investment should be accounted for utilizing the ASC 621 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

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

When indicators of impairment are identified, we perform an impairment assessment, which includes both qualitative and quantitative assessments. In the year ended December 31, 2023, as a result of indicators of impairment identified, we recorded a $50.0 million goodwill and intangible asset impairment charge, consisting of a $41.2 million goodwill, intangible asset and long-lived asset impairment charge in our Integrated Care Management segment, a $6.4 million goodwill impairment resulting from the decision to wind-down a company within our Behavioral business, $1.9 million from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, and a $0.4 million right-of-use asset impairment in our Integrated Care Management segment. In the year ended December 31, 2022, as a result of indicators of impairment identified, we recorded a goodwill and intangible asset impairment of $116.2 million, which included a $5.5 million measurement period adjustment at Glocal that was immediately impaired and a $0.7 million trade name intangible asset impairment in our Services segment in the three months ended March 31, 2022, an $89.1 million goodwill impairment charge and a $16.9 million intangible asset impairment charge resulting from impairment tests performed in the three months ended September 30, 2022, and a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022 in connection with the sale of Innovations Group. In addition, charges of this nature may cause the Company to be unable to obtain future financing on favorable terms or at all.

UpHealth incurs significant increased expenses and administrative burdens as a public company, which may have an adverse effect on its business, financial condition, and results of operations.

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

A market for our securities may not continue, which would adversely affect the liquidity and price of our securities, and although pursuant to the terms of the Waivers and Recission Agreements the Consenting Noteholders have agreed that, in the event our common stock ceases to be listed on a national securities exchange, the Consenting Noteholders will not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii) the termination of the Transaction Support Agreement in accordance with the terms, the failure to maintain our common stock as listed on a national exchange would constitute a Fundamental Change under our Indentures.

The price of our securities may fluctuate significantly due to the market’s reaction to our financial performance and general market and economic conditions. An active trading market for our securities may not continue. In addition, the price of our securities can vary due to general economic conditions and forecasts, our general business condition and the release of our financial reports.

Additionally, on December 11, 2023, we received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist the common stock, par value $0.0001 per share, of the Company from the NYSE, and suspended trading in the common stock pending the completion of such proceedings. As a result, effective December 12, 2023, our common stock is trading in the over-the-counter market under the symbol “UPHL.” NYSE Regulation reached its determination that our common stock is no longer suitable for listing because the Company had fallen below the continued listing standard of the NYSE requiring listed companies to maintain an average global market capitalization over a consecutive 30 trading day period of at least $15,000,000, pursuant to Section 802.01B of the NYSE Listed Company Manual. We timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted our request for a hearing, which was originally scheduled to occur on April 17, 2024 but is currently being rescheduled to a later date. If our common stock becomes delisted from the NYSE for any reason, even if the common stock remains quoted on the over-the-counter market, the liquidity and price of the Company’s securities may be more limited than if the Company’s securities were quoted or listed on the NYSE or another national securities exchange. The over-the-counter market in which our common stock and warrants are currently trading is a significantly more limited market than the NYSE, and quotation on the over-the-counter market likely results in a less liquid market for existing and potential stockholders of the Company to trade our common stock and could further depress the trading price of our common stock. We can provide no assurance that our common stock will continue to trade on this market, that broker-dealers will continue to provide public quotes of our common stock on this market, or that the trading volume of our common stock will be sufficient to provide for an efficient trading market. You may be unable to sell your securities unless a market can be established or sustained.

In addition, the failure to maintain the listing of our common stock on the NYSE or another national securities exchange could also result in an event of default under the Indentures that could accelerate the Company’s payment obligations in respect of the 2025 Notes and 2026 Notes. To address the possibility of such a separate event of default occurring prior to the completion of the Fundamental Change Repurchase Offer, we entered into the Waivers and Rescission Agreements, which provide that until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii) the termination of the Transaction Support Agreement in accordance with the terms thereof, each of the Consenting Noteholders has agreed not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes (as applicable) as a result of the failure of the Company to issue a Fundamental Change Company Notice (as defined in the applicable Indenture) or to conduct or consummate a Fundamental Change repurchase pursuant to Article 15 of the Indenture, in each case, in the event that the Company’s common stock ceases to be listed on a national securities exchange.

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

Broad market and industry factors may materially harm the market price of the Company’s securities irrespective of its operating performance. The stock market in general and the NYSE have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of the Company’s securities, including our common stock which as of December 12, 2023 is trading on the over-the-counter market, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to the Company could depress the Company’s stock price regardless of the Company’s business, prospects, financial condition or results of operations. A decline in the market price of the Company’s securities also could adversely affect the Company’s ability to issue additional securities and the Company’s ability to obtain additional financing in the future.

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

We have approximately 18,811,398 shares of common stock outstanding as of March 31, 2024. The shares held by the Company’s public stockholders are freely tradable. In addition, the Company registered shares of common stock issued as merger consideration (none of which remain subject to a contractual lockup period), and will be registering shares for resales by its officers, directors and other affiliates, as well as shares underlying the warrants and convertible notes issued by the Company, which shares will become available for resale following the exercise or conversion of the warrants or convertible notes, respectively. Rule 144 also became available for the resale of shares of our common stock on June 14, 2022. Such sales of shares of common stock or the perception of such sales may depress the market price of our common stock.

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

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes‑Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, the Company was required to provide management’s assessment on internal controls commencing with the Annual Report on Form 10-K for fiscal years ended December 31, 2023 and 2022. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those that were required of UpHealth Holdings and Cloudbreak as privately-held companies. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of the Company are documented, designed or operating.

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

The Company is subject to laws, regulations and rules enacted by national, regional and local governments. In particular, the Company is required to comply with certain SEC, NYSE and other legal or regulatory requirements. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. Those laws, regulations and rules and their interpretation and application may also change from time to time and those changes could have a material adverse effect on the Company’s business, investments and results of operations. In addition, a failure to comply with applicable laws, regulations and rules, as interpreted and applied, could have a material adverse effect on the Company’s business and results of operations.

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

Item 1B.    Unresolved Staff Comments

Not applicable.

Item 1C.     Cybersecurity

Our Board of Directors recognizes the critical importance of maintaining the trust and confidence of our providers, patients, customers, clients, business partners, and employees. Our Board of Directors is actively involved in oversight of the Company’s risk management program through the Compliance Subcommittee of the Audit Committee of our Board of Directors (the “Compliance Subcommittee”), and cybersecurity represents an important component of our overall approach to enterprise risk management (“ERM”). Our cybersecurity policies, standards, processes, and practices are fully integrated into our ERM program and are based on recognized frameworks established by the National Institute of Standards and Technology, the International Organization for Standardization, and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

As one of the critical elements of our overall ERM approach, our cybersecurity program is focused on the following key areas:

•Governance: As discussed in more detail below under the heading Governance, our Board of Directors’ oversight of cybersecurity risk management is supported by the Compliance Subcommittee, which regularly interacts with our ERM function, our Information Security Director, and other members of management and relevant management committees, including management’s Executive Compliance Committee, which reports to our Chief Privacy and Compliance Officer and the Chair of the Compliance Subcommittee.

•Collaborative Approach: We have implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

•Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, antimalware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

•Incident Response and Recovery Planning: We have established and maintain comprehensive incident response and recovery plans that fully address our response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.

•Third-Party Risk Management: We maintain a comprehensive, risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers, and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems.

•Education and Awareness: We provide regular, mandatory training for personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices.

We engage in the periodic assessment and testing of our policies, standards, processes, and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, vulnerability testing, and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. We engage third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits, and independent reviews of our information security controls and operating effectiveness. The results of such assessments, audits and reviews are reported to the Executive Compliance Committee and the Compliance Subcommittee, and we adjust our cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

The Compliance Subcommittee oversees our ERM process, including the management of risks arising from cybersecurity threats. The Compliance Subcommittee receives regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends, and information security considerations arising with respect to the Company’s peers and third parties. The Compliance Subcommittee also receives prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On a quarterly basis, our Chief Privacy and Compliance Officer and our Information Security Director discuss the Company’s approach to cybersecurity risk management with the Compliance Subcommittee.

The Compliance Subcommittee is comprised of two of our independent directors, Dr. Raluca Dinu, who serves as its Chair, and Mark Guinan, who serves as a member of the Compliance Subcommittee and also serves as Chairman of the Audit Committee. Each of Dr. Dinu and Mr. Guinan has served in various board and executive roles with risk oversight at public and private companies, each hold undergraduate and graduate degrees in their respective fields, and collectively they have over 23 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

Our Information Security Director, in coordination with the Executive Compliance Committee, which includes our Chief Executive Officer, Chief Financial Officer, and Chief Legal Officer, works collaboratively across the Company to implement a program designed to protect our information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with our incident response and recovery plans. To facilitate the success of our cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, our Information Security Director and the Executive Compliance Committee monitor the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Compliance Subcommittee when appropriate.

Our Information Security Director has served in various roles in information technology and information security for over 20 years, including as a security consultant and as the Chief Information Security Officer for private companies, and has attained professional certifications in information technology and information security, healthcare privacy, and compliance. We also have security consultants who regularly work with us. One such consultant, who previously served as our Vice President Information Security until his retirement in January 2024, has over 40 years of experience serving in various roles in information technology and information security, holds undergraduate and graduate degrees in business administration, and has attained the professional certifications of Certified Information Systems Security Professional, Certified Information Security Manager, Certified in Risk and Information Systems Control, and Project Management Professional. Our Chief Executive Officer, Chief Financial Officer and Chief Legal Officer each hold undergraduate and graduate degrees in their respective fields, and collectively they have over 70 years of experience managing risks at the Company and at similar companies, including risks arising from cybersecurity threats.

We believe that cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. See Item 1A, Risk Factors, of Part I of this Annual Report for the discussion of our risks related to cybersecurity.

Item 2.    Properties
The following table sets forth the location, approximate square footage and primary use of each of the principal properties we occupied as of December 31, 2023, as well as our reportable segments that use the properties described:

Segment	Location	Approximate Square Footage	Primary Use
Corporate/Services	Delray Beach, Florida	34,414	Corporate headquarters and customer care center
Services	Delray Beach, Florida	43,787	Customer care center
Services	Delray Beach, Florida	115,372	Customer care center
Virtual Care Infrastructure	Columbus, Ohio (1)	20,455	Corporate office
Virtual Care Infrastructure	El Segundo, California (1)	12,251	Corporate office
Virtual Care Infrastructure	Bloomington, Minnesota	6,350	Corporate office
Integrated Care Management	San Francisco, California	11,742	Corporate office
(1) Substantially all of these facilities are subleased.

We lease all of our properties. We believe our facilities are suitable to meet our current and reasonably anticipated future needs. However, we regularly evaluate our operating properties, and may make further additions and improvements or consolidate locations as we seek opportunities to expand or enhance the efficiency of our business.

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

Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.)

On September 19, 2023, UpHealth Holdings, Inc., a wholly-owned subsidiary of the Company (“UpHealth Holdings”), filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. (“Thrasys”) and Behavioral Health Services, LLC (“BHS”), and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the U.S. Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court.

On November 3, 2023, the U.S. Trustee appointed an official committee of unsecured creditors.

On November 16 and December 24, 2023, Thrasys filed motions to effectuate a transition of the Integrated Care Management segment to its customers, as disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the Company with the SEC on November 21, 2023. This transition was substantially completed as of December 28, 2023 and Thrasys subsequently ceased all operations. In addition, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment was approved by the Bankruptcy Court on November 17, 2023.

On November 16, 2023, the Bankruptcy Court entered an order setting deadlines to file claims in the Chapter 11 cases. The deadline to file proofs of claim by general creditors of all Debtors passed on January 15, 2024 and the deadline for governmental entities to file proofs of claim against UpHealth Holdings’ passed on March 18, 2024 and will pass on April 17, 2024 against the other Debtors. On December 18, 2023, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs.

On January 23, 2024, the Bankruptcy Court entered an order extending the time period for the Debtors’ exclusive right to file a Chapter 11 plan through and including April 30, 2024, and extending the time period for the Debtors’ exclusive right to solicit such a plan through and including July 1, 2024.

Neither we nor any other direct or indirect subsidiary of us besides UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS have filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we and TTC Healthcare, Inc. (“TTC”) continue to operate outside of bankruptcy.

Needham Action

Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services, Inc.’s engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023.

On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered in New York state court to the New York Supreme Court’s Appellate Division, First Department. Briefing in the appeal is complete and UpHealth Holdings expects oral argument, which has not yet been scheduled, to be set in April or May of 2024. The ultimate outcome of this matter is unknown at this time.

PillDrill Action

Since May 24, 2021, UpHealth Holdings has been a party to a legal action in the Circuit Court of Cook County, Illinois entitled PillDrill, Inc. (“PillDrill”) v. UpHealth Services, Inc., et al. (“PillDrill Action”), in which PillDrill is contending that UpHealth Services, Inc. entered into an oral agreement with PillDrill to acquire PillDrill, claiming damages of $18 million plus an unspecified amount of interest. No trial date has been set in the PillDrill Action.

As described above under the heading Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. On September 20, 2023, UpHealth Holdings filed a Suggestion of Bankruptcy and Notice of Operation of Automatic Stay, staying the PillDrill Action. The Illinois Circuit Court subsequently issued an Order to Special Stay Calendar in the PillDrill Action on October 25, 2023.

Based on essentially the same set of facts which gave rise to the PillDrill Action, PillDrill filed Claim No. 8 on January 5, 2024, subsequently amended and filed as Claim No. 9 on the same date, in the Delaware Bankruptcy Matter. UpHealth Holdings has continued to contest the basis and validity of the claim.

On January 5, 2024, PillDrill filed before the Bankruptcy Court a claim in the UpHealth Holdings Chapter 11 case. On February 8, 2024, the Debtors filed a motion to estimate the PillDrill claim pursuant to sections 502(c) and 105(a) of the Bankruptcy Code at $0. PillDrill opposed this motion and, on March 26, 2024, the Court denied the Debtors’ motion to estimate. No order has been entered on this motion to estimate. UpHealth Holdings continues to contest the basis and validity of PillDrill’s asserted claim and is currently analyzing next steps regarding this claim.

Internal Revenue Service Claim Against Thrasys, Inc.

The Internal Revenue Service (“IRS”) audited the 2008 and 2009 tax returns for Thrasys for the proper year of inclusion in income of an approximately $15 million payment on the license of certain intellectual property rights. Thrasys originally included the $15 million payment in income on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and Thrasys passed the gain through to its shareholders. The IRS has asserted that Thrasys owes C Corporation tax of approximately $5 million for 2008, or in the alternative, Thrasys owes C Corporation tax of approximately $5 million for 2009 as a built-in gain. In addition, Thrasys could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% to 10% per year, compounded annually, resulting in potential interest of approximately $4 million. The IRS has not asked that penalties be imposed.

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the former shareholders of Thrasys for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment; however, Thrasys prevailed, and the motion was denied. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009 to be paid by Thrasys. The IRS filed an objection to Thrasys’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated.

When we acquired Thrasys in November 2020, all of the former shareholders of Thrasys agreed to indemnify us for any losses as a result of this dispute with the IRS.

As described above under the heading Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), on October 20, 2023, Thrasys filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. As a result, the automatic stay imposed by section 362(a) of the Bankruptcy Code became immediately effective, and, on October 30, 2023, the U.S. Tax Court entered an order staying all proceedings in the case. On November 17, 2023, the IRS filed before the Bankruptcy Court an amended proof of claim asserting a priority claim under section 507(a)(8) of the Bankruptcy Code in the amount of $17,282,914.83 (the “IRS Proof of Claim”) based on both of the IRS’s alternative positions. On March 14, 2024, Thrasys filed a motion in the Bankruptcy Court to estimate the IRS Proof of Claim pursuant to sections 502(c) and 105 (a) of the Bankruptcy Code, or, alternatively pursuant to section 505 of the Bankruptcy Code, and believe that it should be substantially reduced to an amount between $0 and approximately $166,835. The ultimate outcome of this matter is unknown at this time. Thrasys is a subsidiary of UpHealth Holdings, which we deconsolidated as of September 30, 2023 (as discussed in Note 1, Organization and Business).

Other than UpHealth Holdings, Thrasys, BHS, and the subsidiaries of Thrasys and BHS, we and our other subsidiaries have not filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we and TTC continue to operate outside of bankruptcy.

Arbitration Regarding Control of Glocal Board of Directors

As previously disclosed, the Company’s wholly-owned subsidiary, UpHealth Holdings, is party to a commercial arbitration (the “Arbitration”) regarding control of Glocal Healthcare Systems Private Limited, an Indian company with its registered office in Kolkata, West Bengal, India (“Glocal”). The Arbitration is being administered by the International Court of Arbitration of the International Chamber of Commerce (the “ICC”).

Detailed background to the Arbitration is provided in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023, as such information has been updated by the Company with the information contained in the Quarterly Reports on Form 10‑Q for the quarterly periods ended June 30, 2023 and September 30, 2023, as filed by the Company with the SEC on August 10, 2023 and November 20, 2023, respectively. Below is a summary of the information contained in these earlier filings, along with a summary of the relief granted in the final award in the Arbitration (the “Award”), which UpHealth Holdings received from the ICC on March 18, 2024. A copy of the relevant portions of the Award is filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 20, 2023.

The Arbitration commenced on November 4, 2022, when UpHealth Holdings filed a Request for Arbitration against certain of UpHealth Holdings’ counterparties to a Share Purchase Agreement, dated October 30, 2020 (the “Original SPA”, and as amended on November 20, 2020 and March 4, 2021, the “SPA”), pursuant to which UpHealth Holdings had acquired Glocal. The SPA counterparties against whom UpHealth Holdings brought the Arbitration include Glocal, Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Sana Azim (“Richa Azim,” and

together with Sabahat Azim, the “Azims”), Gautam Chowdhury (“Chowdhury”), Meleveetil Damodaran (“Damodaran”), and Kimberlite Social Infra Private Limited (“Kimberlite,” and together with Glocal, the Azims, Chowdhury and Damodaran, the “Respondents”). Sabahat Azim, Richa Azim, and Chowdhury have constituted the board of directors of Glocal (the “Glocal Board”) since UpHealth Holdings entered into the Original SPA. Damodaran is a current shareholder and former director of Glocal. Kimberlite is an Indian entity of which the Azims are shareholders and directors, and it is a shareholder of Glocal.

UpHealth Holdings brought claims against the Respondents for breach of the SPA, violation of UpHealth Holdings’ rights under the Indian Company Act as supermajority shareholder of Glocal, and misrepresentation. UpHealth Holdings requested specific relief, damages and costs from the arbitral tribunal that was constituted to decide UpHealth Holdings’ claims (the “Tribunal”).

The merits hearing in the Arbitration was held in person in Chicago, Illinois, from July 31, 2023 through August 2, 2023. None of the Respondents attended the hearing, despite receiving notice of the hearing and multiple invitations to participate. During the hearing, the Tribunal requested additional information from the damages expert retained by UpHealth Holdings. The expert’s additional report was filed on August 25, 2023. The Tribunal invited UpHealth Holdings and the Respondents to attend a short virtual hearing on September 9, 2023 to consider the additional testimony of UpHealth Holdings’ expert.

None of the Respondents participated in the virtual hearing, which concluded with the Tribunal inviting UpHealth Holdings’ fact witness to file additional testimony. UpHealth Holdings filed its fact witness’s second witness statement on September 30, 2023. On November 5, 2023, the Tribunal issued questions to UpHealth Holdings regarding the supplemental report and testimony of its expert. UpHealth Holdings responded to those questions on November 15, 2023.

At the Tribunal’s request, UpHealth Holdings filed its costs submission on January 27, 2024. The Tribunal closed the Arbitration proceedings on February 5, 2024.

On March 18, 2024, the ICC formally notified the Award to the parties. The dispositive section of the Award reads substantially as follows, of which sub-paragraphs (a) through (f) constitute the Tribunal’s findings and sub-paragraphs (g) through (u) constitute the relief ordered by the Tribunal:

a.The Tribunal has jurisdiction over Glocal, the Azims, Chowdhury, Damodaran, and Kimberlite in the Arbitration;

b.The Tribunal has jurisdiction to hear and determine the disputes in the Arbitration and rejects Glocal’s, the Azims’s, and Chowdhury’s jurisdictional objections;

c.UpHealth Holdings holds (i) 7,503,016 equity shares in Glocal (95.29% of the total equity shares), (ii) 24,867 preference shares in Glocal (37.52% of the total preference shares), and (iii) 94.81% of the total (equity plus preference) shares in Glocal;

d.UpHealth Holdings has good and marketable title over its shareholding in Glocal detailed in sub-paragraph (c) above, free and clear of all encumbrances and together with all rights, title, interest and benefits appertaining thereto;

e.The Extraordinary General Meeting held by Glocal on September 26, 2022 was carried out contrary to the terms of the SPA;

f.The Azims, Chowdhury, Damodaran, and Kimberlite have breached the SPA, specifically its Clause 5.2(b), (c) and (d), as well as Clauses 10 and 12;

g.The Tribunal issues a permanent mandatory injunction:

1.Directing the Respondents to take all necessary steps to (i) convene a meeting of the Glocal Board to appoint UpHealth Holdings’ designee(s) as director(s) of the Glocal Board, and (ii) at that meeting, approve and authorize the appointment of UpHealth Holdings’ designee(s) as director(s) of the Glocal Board, pursuant to Clauses 5.2.1(b)(iii) and 12 of the Original SPA (as amended);

2.Directing Glocal, the Azims, Chowdhury, Damodaran and Kimberlite, both individually and jointly to file Form DIR-12 with the jurisdictional registrar of companies in relation to the appointment of UpHealth Holdings’ designee(s) to the Glocal Board pursuant to Clauses 5.2.1(c) and 12 of the Original SPA (as amended);

3.Directing Glocal, the Azims, Chowdhury, Damodaran and Kimberlite, both individually and jointly, to provide UpHealth Holdings with true extracts, duly certified by the Glocal Board, of board resolutions appointing UpHealth Holdings’ designee(s) to the Glocal Board, following such appointment Clauses 5.2.1(d) and 12 of the Original SPA (as amended);

4.Pursuant to Clauses 10.2 and 12 of the Original SPA (as amended), directing Glocal, the Azims, Chowdhury, Damodaran, and Kimberlite to cooperate with UpHealth Holdings to increase UpHealth Holdings’ ownership to 100% of the share capital of Glocal, in a form and manner acceptable to UpHealth Holdings; and

5.Prohibiting Glocal, the Azims, Chowdhury, Damodaran, and Kimberlite from acting in violation of Clause 12 of the SPA and requiring Glocal, the Azims, Chowdhury, Damodaran, and Kimberlite to provide UpHealth Holdings access to all financial statement(s), information, data, documents, books and records in the form and manner requested by UpHealth Holdings.

h.The Azims, Chowdhury, Damodaran, and Kimberlite are ordered to comply with the terms of the SPA as amended by observing the requests of UpHealth Holdings to fulfill the terms of the SPA;

i.The Tribunal orders the Azims, Chowdhury, Damodaran, and Kimberlite to severally pay UpHealth Holdings Primary Damages (as defined in the Award) in the sums set out below:

1.Sabahat Azim – USD $10,140,625.00

2.Richa Azim – USD $10,140,625.00

3.Chowdhury – USD $1,382,812.50

4.Damodaran – USD $6,650,669.64

5.Kimberlite – USD $1,185,267.86

j.In the event that Glocal, the Azims, Chowdhury, Damodaran and Kimberlite, at any time prior to September 30, 2024, offer to give UpHealth Holdings actual control of Glocal without all or some of the assets provided for and/or contemplated by the SPA, UpHealth Holdings may forthwith elect to:

1.Receive actual control of Glocal notwithstanding the diminution of its assets; or

2.Recover from the Azims, Chowdhury, Damodaran, and Kimberlite Additional Damages (as defined in the Award) amounting to USD $80.7 million for the permanent loss of actual control.

k.If UpHealth Holdings does not secure actual control of Glocal on or before September 30, 2024 with the assets provided for or contemplated in the SPA and sub-paragraph (j) above does not take effect then UpHealth Holdings is entitled to recover the Additional Damages (as defined in the Award) for the permanent loss of actual control from the Azims, Chowdhury, Damodaran, and Kimberlite;

l.If UpHealth Holdings elects to recover the Additional Damages under sub-paragraphs (j)(2) or (k) above, the Tribunal orders the Azims, Chowdhury, Damodaran, and Kimberlite to severally pay UpHealth Holdings damages in the sums below:

1.Sabahat Azim – USD $27,740,625.00

2.Richa Azim – USD $27,740,625.00

3.Chowdhury – USD $3,782,812.50

4.Damodaran – USD $18,193,526.79

5.Kimberlite – USD $3,242,410.71

m.In the event that UpHealth Holdings elects to receive the Additional Damages under sub-paragraphs (j)(2) or (k) above, the Azims, Chowdhury, Damodaran, and Kimberlite are not required to comply with the following orders/paragraphs in the dispositive part of the Award:

1.Sub-paragraph (g);

2.Sub-paragraph (h);

3.Sub-paragraph (r); and

4.Sub-paragraph (s).

n.The Azims, Chowdhury, Damodaran, and Kimberlite must, severally in the proportions set out in sub-paragraphs (i) and (l) above, pay UpHealth Holdings all withholding tax applied to the interest on the damages awarded to UpHealth Holdings, subject to UpHealth Holdings providing the enforcement court with sufficient evidence of the amount of withholding tax applied to the interest on damages awarded;

o.The Azims and Chowdhury must in equal shares pay UpHealth Holdings’ costs and expenses amounting to USD $868,440 reasonably incurred in relation to the emergency arbitration;

p.The Azims, Chowdhury, Damodaran, and Kimberlite must in equal shares pay UpHealth Holdings its costs and expenses amounting to USD $4,488,562 reasonably incurred in relation to this Arbitration (excluding the emergency-arbitration stage);

q.The Azims, Chowdhury, Damodaran, and Kimberlite must pay UpHealth Holdings post-award interest on the sums they are individually liable to pay from the date of the Award until full payment at a rate of nine percent (9%) per annum on a simple basis;

r.UpHealth Holdings and the Respondents must give continuing effect to subparts (c), (e), and (f) of Section VII (the dispositif) of the emergency arbitrator’s order, as amended below, pursuant to the Tribunal’s authority under Article 29(3) of the ICC Rules and Article 6(6)(c) of Appendix V to the ICC Rules:

1.Glocal, the Azims, and Chowdhury are directed, both individually and jointly, to cooperate with UpHealth Holdings and with any PCAOB-registered accounting firm identified by UpHealth Holdings, in providing access to all unaudited financial statement(s), data, documents, books and records of Glocal, as and when required in the form and manner requested by UpHealth Holdings;

2.Glocal, the Azims and Chowdhury are directed, both individually and jointly, to cooperate with any PCAOB‑registered accounting firm identified by UpHealth Holdings in their review of the information provided pursuant to sub-paragraph (r)(1) above, including responding to any questions, making any company employees or officers available to respond to questions, and complying with any requests for further information or clarifications; and

3.Glocal, the Azims, and Chowdhury are, jointly and individually, ordered to refrain from (i) taking any steps to access the funds in Glocal’s bank account at ICICI Bank, account number 104905001983 whether on the basis of the August 15, 2022 board resolution or otherwise, (ii) making, or causing to be made, any changes to the authorized signatory that can access such bank account, and (iii) making, or causing to be made, any other changes to such bank account.

s.Martin Beck and/or Jeremy Livianu and/or such other person as may be designated by the board of directors of UpHealth Holdings, by board resolution (and notified in writing to ICICI Bank by the Chief Executive Officer of UpHealth Holdings, attaching a certified copy of the resolution of the board of directors of UpHealth Holdings designating such person), may, jointly or severally, be permitted to access and operate Glocal’s bank account at ICICI Bank, account number 104905001983;

t.The Tribunal dismisses all other claims by UpHealth Holdings, including its claim for damages for misrepresentations; and

u.All other claims and defenses are dismissed.

Rule 36 of the ICC Rules gives all parties to the Arbitration 30 days from the date the Award was notified to apply to the ICC for the correction of “clerical, computational or typographical error[s], or any errors of a similar nature.” In the same thirty-day window, the parties may apply to the ICC for “interpretation” of the Award.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

On November 28, 2023, we received written notice from the staff of NYSE Regulation of its determination to commence proceedings to delist the Company’s redeemable warrants, exercisable for one share of common stock of the Company, at an exercise price of $115.00 per share, from the New York Stock Exchange (“NYSE”) and that trading in the warrants was suspended immediately. As a result, effective November 29, 2023, our warrants are trading in the over-the-counter market under the symbol “UPHLW.” The NYSE on December 13, 2023 filed a Form 25 with the SEC to delist the warrants from the NYSE. In addition, on December 11, 2023, we received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist the common stock, par value $0.0001 per share, of the Company from the NYSE, and suspended trading in the common stock pending the completion of such proceedings. As a result, effective December 12, 2023, our common stock is trading in the over-the-counter market under the symbol “UPHL.” We timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted our request for a hearing, which was originally scheduled to occur on April 17, 2024, but is currently being rescheduled to a later date. Prior to the events discussed above, our common stock and warrants were traded on the NYSE under the symbols UPH and UPH.WS, respectively.

As discussed above, our common stock and warrants are currently trading on the over-the-counter market under the symbols “UPHL” and “UPHLW,” respectively. Any over-the-counter market quotations of our common stock and warrants reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

As of February 29, 2024, there were approximately 108 stockholders of record of our common stock. As of February 29, 2024, there were approximately 42 holders of record of our warrants.

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

Recent Purchases of Equity Securities
We made no repurchases of our equity securities during the fourth quarter of the fiscal year ended December 31, 2023.

Equity Compensation Plans
See Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of Part III of this Annual Report for information relating to securities authorized for issuance under our equity compensation plans.

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

Formation

UpHealth Services, Inc. was formed on November 5, 2019, and effectively began operations on January 1, 2020. It was formed for the purpose of effecting a combination of various companies engaged in digital health, and commenced negotiations with a number of companies, including those that are discussed below as having been acquired. UpHealth Holdings, Inc. (“UpHealth Holdings”) became the sole shareholder of UpHealth Services, Inc. through a reorganization with UpHealth Services, Inc.’s original shareholders when UpHealth Holdings was formed on October 26, 2020 as a Delaware corporation. UpHealth Holdings then entered into a series of transactions to develop its business across three operating segments: (a) Services—through its subsidiaries TTC Healthcare, Inc. (“TTC”), Behavioral Health Services, LLC (“BHS”), and Innovations Group, Inc. (“Innovations Group”); (b) Virtual Care Infrastructure—through its subsidiary Glocal Healthcare Systems Private Limited (“Glocal”); and Integrated Care Management—through its subsidiary Thrasys, Inc. (“Thrasys”). As further described below, on June 9, 2021, UpHealth (fka GigCapital2, Inc.) completed the business combinations, pursuant to which it acquired UpHealth Holdings and its subsidiaries, and Cloudbreak Health, LLC (“Cloudbreak”) and its subsidiaries which were added to the Virtual Care Infrastructure segment.

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

On June 9, 2021, UpHealth acquired UpHealth Holdings and its subsidiaries, which became wholly owned subsidiaries, in an exchange of cash, notes, and shares of common stock for all the shares of UpHealth Holdings’ capital stock issued and outstanding immediately prior to the effective time of the acquisition. The acquisition was accounted for as a reverse recapitalization, which is the equivalent of UpHealth Holdings issuing stock for the net assets of UpHealth, accompanied by a recapitalization, with UpHealth treated as the accounting acquiree. The determination of UpHealth as the accounting acquiree was primarily based on the fact that subsequent to the acquisition, UpHealth Holdings owned a majority of the voting power of the combined company, UpHealth Holdings comprised 75% of the ongoing operations of the combined entity, UpHealth Holdings controlled a majority of the governing body of the combined company, and UpHealth Holdings’ senior management comprised most of the senior management of the combined company.
Deconsolidation of Glocal and Subsidiaries

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As such, the information set forth below includes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the first six months of 2022, and excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the latter six months of 2022 and for the year ended December 31, 2023. As of March 31, 2024, the operations of Glocal remain deconsolidated from the rest of UpHealth.

Sale of Innovations Group and Subsidiaries

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation and a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the period from May 11, 2023 through December 31, 2023.

Chapter 11 Cases of UpHealth Holdings, Thrasys, and BHS

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, following an adverse legal judgement, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys and BHS, and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. See Item 3, Legal Proceedings, of Part I of this Annual Report for additional information.

Deconsolidation of UpHealth Holdings and Subsidiaries

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the latter three months of 2023. Similarly, the information set forth below includes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care Management segment for the latter three months of 2023. As of March 31, 2024, the operations of UpHealth Holdings and its subsidiaries remain deconsolidated from the rest of UpHealth.

Thrasys entered into three transition agreements, dated as of November 15, November 16 and November 17, 2023, respectively, with its customers, (i) Local Initiative Health Authority for Los Angeles County, a local public entity operating and doing business as L.A. Care Health Plan; (ii) EmpiRx Health LLC, a Delaware corporation; and (iii) the County of Alameda, California, USA (each, a “Transition Agreement”), providing for, among other things, the grant to each customer of a perpetual, non-exclusive license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term provided under the applicable Transition Agreement, with the consummation of the transactions contemplated by each Transition Agreement subject to the entry by the Bankruptcy Court of an order authorizing and approving the Transition Agreements, which order was subsequently entered by the Bankruptcy Court.

Accordingly, on December 28, 2023, Thrasys consummated the closing of the transactions contemplated by the Transition Agreements. Following the closing, Thrasys no longer has any operations. Except as otherwise provided in the Transition Agreements, Thrasys will continue to own all intellectual property, subject to the non-exclusive licenses granted pursuant to the Transition Agreements.

Sale of Cloudbreak and Subsidiaries

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on November 16, 2023, UpHealth and Cloudbreak, entered into a membership interests purchase agreement (the “Membership Interests Purchase Agreement”) with Forest Buyer, LLC, a Delaware limited liability company (“Forest Buyer”) and an affiliate of GTCR LLC, a leading private equity firm, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer (the “Sale”). The Sale closed on March 15, 2024. Accordingly, Cloudbreak is included in the Virtual Care Infrastructure segment for the years ended December 31, 2022 and 2023.

UpHealth’s Prospective Business Overview

As a result of the events detailed above, as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and has repositioned its business efforts to continue growth in its Services division as a leading provider of a full continuum of behavioral health services. TTC, UpHealth’s remaining operating company, provides behavioral healthcare treatment services by utilizing psychiatrists, physicians, advanced nurse practitioners, physician assistants, psychologists, licensed therapists, and clinical social workers in a full continuum of care from inpatient to outpatient levels of care. However, until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth. As a result, subsequent to the Sale of Cloudbreak on March 15, 2024, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non-operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC.

Services Segment

Overview

Our Services platform provides behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our Services platform is working to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms.

Our behavioral health business provides comprehensive patient-centered care, addressing the physical, mental, and social well-being of our clients. We engage people in the most appropriate care settings, including clinical sites, out-patient and virtual. Our behavioral health business delivers behavioral health services; helps patients and providers navigate and address complex, chronic behavioral health needs; offers post-acute care planning services; and serves consumers and care providers through advanced, on-demand digital health technologies, such as telehealth. Our behavioral health business works directly with consumers, care delivery systems, providers, payors, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.

Our behavioral health business sells its services primarily through its direct sales force, and strategic collaborations in two key areas: payors including health plans, third-party administrators; and public entities including the U.S. Departments of Veterans Affairs and other federal, state, and local health care agencies.

We also had a pharmacy business, Innovations Group, which was sold on May 11, 2023. Innovations Group is powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispenses prescribed medications shipped directly to patients.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the period from May 11, 2023 through December 31, 2023.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the latter three months of 2023.

As a result of the sale of Innovations Group and the deconsolidation of UpHealth Holdings and its subsidiaries as described above, the Services segment had no operations during the three months ended December 31, 2023.

Components of Results of Operations

Revenues

Services. Services revenues from our behavioral health business are generated primarily through services provided to clients in both inpatient and outpatient treatment settings. Our behavioral health business bills third-party payors weekly for the services provided in the prior week. Client-related revenues, such as inpatient and outpatient programs, are generally recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Client service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received. A significant or sustained decrease in reimbursement rates could have a material adverse effect on operating results.

Our behavioral health business also provides diagnostic laboratory testing services for its clients, which are recognized over time as the performance obligation is satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenues are recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements are provided in the period related services are rendered and adjusted in future periods when actual reimbursements are received.

Services revenues from our behavioral health business are also generated by providing psychiatric and mental health services and billing services. Although the underlying tasks will vary by service and by patient, medical professionals perform inquiries, obtain vital statistics, perform certain lab tests, administer therapy, and provide any additional goods and services as necessary depending on the information obtained. In addition, services revenues are generated from CME educational courses.

Products. Products revenues through our pharmacy business were generated primarily from the sale of prescription medications directly to patients, as well as through the sale of supplemental products to providers. The majority of the customer revenues were billed and collected before the medications and products were shipped from the facility. The pharmacy business generated approximately 60% of its revenue from sales of compounded medications and approximately 40% of its revenue from sales of manufactured medications and supplements.

Products revenues are also generated by providing retail pharmacy services at our behavioral health business.

Costs of Revenues

Costs of revenues from our behavioral health business consist primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, the cost of operating the facilities, professional/medical fees, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses include consulting payments to healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. Our behavioral health business has adopted an incentive-based compensation plan with provider agreements that compensate the providers based upon a percentage of revenue generated and ultimately collected for services provided. Our behavioral health business primarily purchases pharmaceutical medications through a large industry distributor with many suppliers, but also purchases some directly from other suppliers.

Costs of revenues at the pharmacy business primarily consisted of costs of raw ingredients and materials to compound various drugs and supplements, the cost of manufactured product purchased directly from the distributors for resale, the cost of fulfillment and shipping services and an allocation of facilities, information technology, and depreciation costs. The pharmacy business purchased these items through a large industry distributor with many suppliers and also sourced products and supplies directly with manufacturers. The pharmacy business was also able to leverage the size of its operations to purchase larger quantities of certain ingredients and materials at lower prices.

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

Virtual Care Infrastructure Segment

Overview

As discussed above, as of March 16, 2024, we no longer have a Virtual Care Infrastructure segment that we operate.

Our Virtual Care Infrastructure segment was a technology and technology-enabled services business that connects healthcare systems with platforms, analytics and services that make clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depend on the Virtual Care Infrastructure business to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

Powered by Martti™, the Virtual Care Infrastructure business was a provider of unified telehealth solutions and digital health tools aimed at increasing access to healthcare and resolving health disparities across the care continuum. The Virtual Care Infrastructure business had one of the largest installed user bases in the nation, performing more than 300,000 encounters per month on over 40,000 video endpoints at over 2,800 healthcare venues in over 250 languages across the United States. Through its integrated telehealth and language access services, the platform served as the digital front door to in-hospital care. The MarttiTM platform provided digital health infrastructure enabling its partners to implement unique, private-label telehealth strategies customized to their specific needs and markets, with language access built-in.

In 2022, MarttiTM expanded its operations by leveraging its existing platform to include other telemedicine use cases, such as telestroke, teleneurology, and telepsychiatry. We also launched a home health virtual visit platform enabling healthcare system partners to see their patients remotely on any device, at any time, anywhere the patient may be, and in any language they may speak.

The Virtual Care Infrastructure business' products and services were sold primarily through a direct sales force. The Virtual Care Infrastructure business’ products were also supported and distributed through an array of alliances and business partnerships with other technology vendors, who integrated and interfaced our products with their applications. The Virtual Care Infrastructure business offered an expanding suite of telehealth use cases, which were delivered under multi-year contracts that include fixed minimums with upside attributable to usage-based fees. The business' client base included hospitals and health systems, federally qualified healthcare clinics (“FQHCs”), urgent care centers, stand-alone clinics and medical practices.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As such, the information set forth below includes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the first six months of 2022, and excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the latter six months of 2022 and for the year ended December 31, 2023.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on November 16, 2023, UpHealth and Cloudbreak, entered into the Membership Interests Purchase Agreement with Forest Buyer and an affiliate of GTCR LLC, pursuant to which we agreed to the Sale, which closed on March 15, 2024. Accordingly, Cloudbreak is included in the Virtual Care Infrastructure segment for the years ended December 31, 2022 and 2023.

As a result of the deconsolidation of Glocal as described above, the Services segment consisted solely of the operations of Cloudbreak from July 2022 through December 2023.

Components of Results of Operations

Revenues

Services. Services revenues were generated primarily from the sale of subscription-based fixed monthly minute and variable rate per unit of service medical language interpretation services. Our Telehealth product line also recorded ancillary revenues from the rental of Martti™ devices and from the provision of information technology services that include connectivity and ongoing support of the Martti™ software platform. Generally, Telehealth’s medical language interpretation and information technology services were invoiced monthly. Fixed monthly minute medical language interpretation subscription and information technology services fees were invoiced in advance in the period preceding the service. Variable rate per unit medical language interpretation and information technology services fees (including overage fees related to minutes used by the customer in excess of the fixed monthly minute subscription) were invoiced monthly in arrears. Martti™ device leases were invoiced monthly in advance in the period preceding the usage. Invoiced amounts were typically due within 30 days of the invoice date. For the period from January 1, 2022 through June 30, 2022, services revenues also included revenues from Glocal, which were generated primarily from operating hospitals and clinics, including pharmacy and medicine sales, and transaction fees per telemedicine consultation.

Products. Products revenues consisted of the sale of Martti™ devices to its customers. Sale of Martti™ devices were generally invoiced at contract execution (50%) and upon the delivery of the devices to the customer (50%). Invoiced amounts were typically due within 30 days of the invoice date. For the period from January 1, 2022 through June 30, 2022, products revenues also included revenues from Glocal, which were generated primarily from the sale of HelloLyf CX digital dispensaries and the construction of HelloLyf HX digital hospitals.

Costs of Revenues

Costs of revenues primarily consisted of costs related to supporting and hosting Telehealth’s product offerings and delivering services, and included the cost of maintaining Telehealth’s data centers, customer support team, and Telehealth’s professional services staff, in addition to third-party service provider costs such as data center and networking expenses, amortization of capitalized software development costs, the cost of purchased equipment inventory sold to customers, and an allocation of facilities, information technology, and depreciation costs. For the period from March 26, 2021 through June 30, 2022, costs of revenues also included costs of revenues from Glocal, which primarily consisted of costs of building and operating hospitals, including costs for the purchase of medicines, professional/doctor fees, the cost to build HelloLyf CX digital dispensaries and HelloLyf HX digital hospitals, and an allocation of information technology and depreciation costs.

Operating Expenses

Sales and Marketing Expenses. S&M expenses consisted of compensation and benefits, costs related to advertising, marketing programs, and events, and an allocation of facilities, information technology, and depreciation costs.

General and Administrative Expenses. G&A expenses consisted of compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues and S&M.

Depreciation and Amortization Expenses. Depreciation expense related to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to costs of revenues. Amortization expense related to the amortization of intangible assets from the acquisitions of Cloudbreak and Glocal.

Integrated Care Management Segment

Overview

As discussed above, as of December 28, 2023, we no longer have an Integrated Care Management segment that we operate.

Integrated Care Management was our healthcare technology business that served organizations that pay for healthcare, including health plans and state, federal and municipal agencies that ensure the people they sponsor receive high-quality care, administered and delivered efficiently and effectively, all while driving health equity so that every individual, family, and community has access to the care they need.

“Integrated care” is the collaboration among health professionals to provide complete treatment to patients and improve overall well-being. The Integrated Care Management business was powered by the SyntraNetTM technology platform and applications, which under the Transition Agreements, we have provided non-exclusive licenses of the applicable source code to our three customers on this business. SyntraNetTM was a configurable integrated health management platform that enabled clinical and community-based care teams to share information, coordinate care, manage utilization, and improve health outcomes and costs for individuals and populations—especially individuals with complex medical, behavioral health, and social needs.

SyntraNetTM created virtual “care communities” – logical networks of organizations, care managers and service providers – that functioned as an integrated care team to deploy programs to improve health, quality, performance, efficiency, and costs.

Core features of the platform included the ability to:

• Create virtual, cross-sector care communities;
• Integrate and organize information from a wide range of health and social health data sources;
• Gain insight into health, risks, and opportunities with advanced analytics;
• Qualify and enroll groups into programs;
• Coordinate care teams across the continuum of care; and
• Analyze and report on various measures of success.

Our Integrated Care Management platform provided health plans and provider groups the ability to manage health with new value-based models of care. Our clients included the largest public health plan in the United States, entities that are part of the nation’s most comprehensive “whole person care” initiatives, and one of the fastest growing value-based pharmacy benefit managers.

Our Integrated Care Management business sold its products primarily through its direct sales force, strategic collaborations and external producers in two key areas: payors including health plans and third-party administrators and public entities including state and local health care agencies. Prior to the entry into the Transition Agreements, revenue was derived from license fees, recurring subscription fees, and professional services for implementation.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care Management segment for the latter three months of 2023. As of March 31, 2024, the operations of UpHealth Holdings and its subsidiaries remain deconsolidated from the rest of UpHealth.

Thrasys entered into three transition agreements, dated as of November 15, November 16, and November 17, 2023, respectively, with its customers, (i) Local Initiative Health Authority for Los Angeles County, a local public entity operating and doing business as L.A. Care Health Plan; (ii) EmpiRx Health LLC, a Delaware corporation; and (iii) the County of Alameda, California, USA (each, a “Transition Agreement”), providing for, among other things, the grant to each customer of a perpetual, non-exclusive license of the applicable source code and related SyntraNetTM platform and the provision by Thrasys of certain transition services during the transition term provided under the applicable Transition Agreement, with the consummation of the transactions contemplated by each Transition Agreement subject to the entry by the Bankruptcy Court of an order authorizing and approving the Transition Agreements, which order was subsequently entered by the Bankruptcy Court.

Accordingly, on December 28, 2023, Thrasys consummated the closing of the transactions contemplated by the Transition Agreements. Following the closing, Thrasys no longer has any operations. Except as otherwise provided in the Transition Agreements, Thrasys will continue to own all intellectual property, subject to the non-exclusive licenses granted pursuant to the Transition Agreements.

As a result of the deconsolidation of UpHealth Holdings and its subsidiaries as described above, the Integrated Care Management segment had no operations during the three months ended December 31, 2023.

Components of Results of Operations

Revenues

Integrated Care Management derived revenues broadly from the sales of (a) products—with associated license, subscription, and hosting fees and (b) services—largely to implement, configure, and extend the technology, and train and on-board users on the use of the platform and applications.

Licenses and Subscriptions Revenues. License revenues were typically associated with rights granted to customers to deploy the platform to a certain number of care communities of a certain size, usually measured as the total population of patients that can be included within a care community. License revenues were recognized based on the nature of the license provided, either fully on the date license rights are granted to the customer if there are no further performance obligations or ratably over the license term beginning on the effective date of each contract, the date the customer takes possession of the license rights.

Subscription fees were recurring fees charged for access to the platform and applications. Subscription fees were typically pegged to a measure of use, such as population size, number of providers, members enrolled in programs, or number of members managed by applications. Subscription fees could grow as customers subscribed to additional application features or launched additional programs. Revenues from subscription fees were recognized ratably over the subscription term.

Services. The majority of Integrated Care Management’s contracts to provide professional services were priced on a time and materials basis, whereby revenues were recognized as the services are rendered. In some cases, Integrated Care Management entered into professional services contracts where professional services fees were defined for specific milestones, whereby revenues were recognized upon achievement of the milestones.

Costs of Revenues

Costs of revenues for Integrated Care Management included: costs related to hosting SyntraNetTM in a HIPAA-compliant cloud environment; costs of third-party product licenses embedded with SyntraNetTM; costs of a core professional services team; and an allocation of facilities, information technology, and depreciation costs. Added compliance requirements for security infrastructure added additional costs for hosting services. Integrated Care Management also added costs for third-party licenses that were added as the scope and footprint of the technology platform expanded.

Hosting Infrastructure. Integrated Care Management’s technology and solutions were designed to be agnostic to any particular cloud services provider. Currently, customer environments were hosted through contracts with two cloud service providers. Integrated Care Management anticipated capabilities of cloud service providers to grow, and costs to become increasingly competitive, and continued to evaluate offerings in the marketplace to determine the optimum mix of security, reliability, scalability, and performance to meet customer needs. Hosting infrastructure costs for Integrated Care Management were related to the number and size of environments deployed for customers and also on the service level agreements (“SLAs”) negotiated with customers. As the average size of customers continued to grow, hosting infrastructure costs were expected to grow as a percentage of revenue.

Third-Party Product Licenses. SyntraNetTM embeded certain third-party technology components to support some of its technology capabilities. There were multiple vendors for these components, and Integrated Care Management was not dependent on any specific vendor.

Professional Services Team. Our Integrated Care Management’s professional services team worked closely with the product team and was best understood as an “A-team” created to lead showcase implementations. The goal was to keep the professional services team small in order to focus it on deploying reference customers and facilitating the on-boarding and coaching of systems integration partners.

Operating Expenses

Sales and Marketing Expenses. S&M expenses included an internal sales and marketing team and contracts with business development consultants to generate and qualify leads, and included an allocation of facilities, information technology, and depreciation costs.

Research and Development (“R&D”) Expenses. Integrated Care Management invested in R&D. The core R&D team consisted of a small team of very experienced software developers. R&D expenses also included an allocation of facilities, information technology, and depreciation costs.

General and Administrative Expenses. G&A expenses included compensation and benefits expense, and other administrative costs, related to Integrated Care Management's executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues, S&M expenses, and R&D expenses.

Depreciation and Amortization Expenses. Depreciation expense related to the depreciation of computer equipment, purchased software, furniture and fixtures, and office equipment, net of amounts allocated to costs of revenues. Amortization expense related to the amortization of intangible assets from the acquisition of Thrasys.

UPHEALTH, INC. RESULTS OF OPERATIONS

Operating Results

As certain businesses have been sold or deconsolidated, as described above, the numbers presented above are not directly comparable between periods.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As such, the information set forth below includes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the first six months of 2022, and excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the latter six months of 2022 and for the year ended December 31, 2023.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the period from May 11, 2023 through December 31, 2023.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the latter three months of 2023. Similarly, the information set forth below includes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care Management segment for the latter three months of 2023. As of March 31, 2024, the operations of UpHealth Holdings and its subsidiaries remain deconsolidated from the rest of UpHealth.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on November 16, 2023, UpHealth and Cloudbreak, entered into the Membership Interests Purchase Agreement with Forest Buyer and an affiliate of GTCR LLC, pursuant to which we agreed to the Sale, which closed on March 15, 2024. Accordingly, Cloudbreak is included in the Virtual Care Infrastructure segment for the years ended December 31, 2022 and 2023.

The following table sets forth the consolidated results of operations of UpHealth:

Consolidated results of operations data	For the year ended December 31,
( in thousands)	2023	2022	$ Change	% Change
Revenues:
Services	$110,039	$110,953	$(914)	(1)%
Licenses and subscriptions	6,548	12,566	(6,018)	(48)%
Products	13,411	35,284	(21,873)	(62)%
Total revenues	129,998	158,803	(28,805)	(18)%
Costs of revenues:
Services	51,073	62,954	(11,881)	(19)%
License and subscriptions	1,147	1,260	(113)	(9)%
Products	8,183	24,434	(16,251)	(67)%
Total costs of revenues	60,403	88,648	(28,245)	(32)%
Gross profit	69,595	70,155	(560)	(1)%
Operating expenses:
Sales and marketing	11,288	15,951	(4,663)	(29)%
Research and development	4,367	7,888	(3,521)	(45)%
General and administrative	38,884	48,755	(9,871)	(20)%
Depreciation and amortization	6,454	16,140	(9,686)	(60)%
Stock-based compensation	3,740	6,464	(2,724)	(42)%
Goodwill, intangible asset, and other long-lived asset impairments	49,958	116,239	(66,281)	(57)%
Acquisition, integration, and transformation costs	44,476	20,111	24,365	121%
Total operating expenses	159,167	231,548	(72,381)	(31)%
Loss from operations	(89,572)	(161,393)	71,821	45%
Other income (expense):
Interest expense	(28,195)	(26,500)	(1,695)	(6)%
Gain (loss) on deconsolidation of subsidiaries	59,065	(37,708)	96,773	257%
Loss on extinguishment of debt	—	(14,610)	14,610	100%
Other income (expense), net, including interest income	1,068	7,892	(6,824)	86%
Total other income (expense)	31,938	(70,926)	102,864	145%
Net loss before income tax benefit	(57,634)	(232,319)	174,685	75%
Income tax benefit	1,218	9,384	(8,166)	(87)%
Net loss	(56,416)	(222,935)	166,519	75%
Less: net income attributable to noncontrolling interests	1,423	65	1,358	(2,089)%
Net loss attributable to UpHealth, Inc.	$(57,839)	$(223,000)	$165,161	74%

The following table sets forth the consolidated results of operations of UpHealth as a percentage of total revenues:

	For the year ended December 31,
	2023	2022
Revenues:
Services	85%	70%
Licenses and subscriptions	5%	8%
Products	10%	22%
Total revenues	100%	100%
Costs of revenues:
Services	39%	40%
License and subscriptions	1%	1%
Products	6%	15%
Total costs of revenues	46%	56%
Gross profit	54%	44%
Operating expenses:
Sales and marketing	9%	10%
Research and development	3%	5%
General and administrative	30%	31%
Depreciation and amortization	5%	10%
Stock-based compensation	3%	4%
Goodwill, intangible asset, and other long-lived asset impairments	38%	73%
Acquisition, integration, and transformation costs	34%	13%
Total operating expenses	122%	146%
Loss from operations	(69)%	(102)%
Other income (expense):
Interest expense	(22)%	(17)%
Gain (loss) on deconsolidation of subsidiaries	45%	(24)%
Loss on extinguishment of debt	—%	(9)%
Other income (expense), net, including interest income	1%	5%
Total other income (expense)	25%	(45)%
Net loss before income tax benefit	(44)%	(146)%
Income tax benefit	1%	6%
Net loss	(43)%	(140)%
Less: net income attributable to noncontrolling interests	1%	—%
Net loss attributable to UpHealth, Inc.	(44)%	(140)%

For the Years Ended December 31, 2023 and 2022

Revenues

In the year ended December 31, 2023, revenues were $130.0 million, representing a decrease of $28.8 million, or 18%, compared to $158.8 million in the year ended December 31, 2022.

Services revenues decreased $0.9 million, primarily due to a decrease in the Services segment of $7.0 million, partially offset by an increase in the Virtual Care Infrastructure segment of $5.5 million and a $0.6 million increase in the Integrated Care Management segment. The decrease in revenues in the Services segment was primarily due to no services revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023, a $3.8 million decrease in services revenues due to the wind-down of a company within our Behavioral business in the second quarter of 2023, and a $1.3 million decrease in services revenues resulting from the strategic sale of Innovations Group in the second quarter of 2023. The increase in the Virtual Care Infrastructure segment was primarily due to a $12.3 million increase in revenues resulting from overall business growth due to an increase in minutes from both new and existing U.S. Telehealth customers, partially offset by no revenues being recognized for Glocal for the year ended December 31, 2023 as a result of its deconsolidation in the third quarter of 2022. The increase in the Integrated Care Management segment was primarily due to an increase in professional services revenues for existing customers in the first three quarters of 2023, partially offset by no services revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

License and subscriptions revenues decreased $6.0 million in the Integrated Care Management segment for the year ended December 31, 2023, primarily due to no license and subscription revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of

UpHealth Holdings and its subsidiaries as of September 30, 2023, as well as due to the loss of a customer in the Integrated Care Management segment in the third quarter of 2023.

Products revenues decreased $21.9 million due to a decrease in the Services segment of $21.5 million and a decrease in the Virtual Care Infrastructure segment of $0.3 million. The decrease in the Services segment was primarily due to a $18.4 million decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023, as well as no products revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023. The decrease in the Virtual Care Infrastructure segment was primarily due to the shift away from equipment sales in the U.S. Telehealth business, as well as no revenues being recognized for Glocal for the year ended December 31, 2023 as a result of its deconsolidation in the third quarter of 2022.

We expect revenues to decrease significantly in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, we will report no revenues unless and until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan and we are able to reconsolidate TTC.

Costs of Revenues

In the year ended December 31, 2023, costs of revenues was $60.4 million, representing a decrease of $28.2 million, or 32%, compared to $88.6 million in the year ended December 31, 2022.

Services costs of revenues decreased $11.9 million, primarily due to decreases in the Services segment of $9.0 million and decreases in the Virtual Care Infrastructure segment of $3.7 million, partially offset by increases in the Integrated Care Management segment of $0.8 million. The decrease in the Services segment was primarily due to no services costs of revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023, a $3.0 million decrease in services costs of revenues due to the wind-down of a company within our Behavioral business in the second quarter of 2023, and a $0.3 million decrease in costs of revenues resulting from the strategic sale of Innovations Group in the second quarter of 2023. The decrease in the Virtual Care Infrastructure segment was primarily due to no costs of revenues being recognized for Glocal for the year ended December 31, 2023 as a result of its deconsolidation in July 2022, partially offset by a $1.7 million increase in costs of revenues associated with overall business growth resulting from higher revenues and a shift in mix from audio to video minutes in the U.S. Telehealth business.

License and subscriptions costs of revenues decreased $0.1 million in the Integrated Care Management segment for the year ended December 31, 2023, primarily due to no license and subscription costs of revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

Products costs of revenues decreased $16.3 million primarily due to a decrease in the Services segment of $16.2 million. The decrease in the Services segment was primarily due to a $15.6 million decrease in costs of revenues from the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023, as well as no products costs of revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

We expect cost of revenues to decrease significantly in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, we will report no costs of revenues unless and until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan and we are able to reconsolidate TTC.

Operating Expenses

Sales and Marketing. In the year ended December 31, 2023, S&M expenses were $11.3 million, representing a decrease of $4.7 million, or 29%, compared to $16.0 million in the year ended December 31, 2022, primarily due to a decrease in compensation, benefits, and contractor expenses as a result of the strategic sale of Innovations Group in the second quarter of 2023, a decrease in S&M expenses in the fourth quarter of 2023 resulting from the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023, and the reversal of a $0.7 million accrual as a result of a settlement.

We expect S&M expenses to decrease significantly in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, we will report no S&M expenses unless and until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan and we are able to reconsolidate TTC.

Research and Development. In the year ended December 31, 2023, R&D expenses were $4.4 million, representing a decrease of $3.5 million, or 45%, compared to $7.9 million in the year ended December 31, 2022, primarily due an increase in capitalized software development costs, reduced headcount, and a decrease in R&D expenses in the fourth quarter of 2023 resulting from the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

We expect R&D expenses to decrease significantly in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, we will report no R&D expenses uunless and until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan and we are able to reconsolidate TTC.

General and Administrative. In the year ended December 31, 2023, G&A expenses were $38.9 million, representing a decrease of $9.9 million, or 20%, compared to $48.8 million in the year ended December 31, 2022, primarily due to a decrease in compensation and benefits resulting from reduced headcount, a decrease in contractor expenses, and a decrease in G&A expenses in the fourth quarter of 2023 resulting from the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

We expect G&A expenses to decrease in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, G&A expenses will solely consist of the operations of UpHealth, as the parent company of TTC, in the executive, finance, human resources, and legal departments, unless and until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan and we are able to reconsolidate TTC.

Depreciation and Amortization. In the year ended December 31, 2023, depreciation and amortization expenses were $6.5 million, primarily consisting of $4.4 million of amortization of intangible assets and $2.1 million of depreciation related to property and equipment, net of allocations to costs of revenues. In the year ended December 31, 2022, depreciation and amortization expenses were $16.1 million, primarily consisting of $14.0 million of amortization of intangible assets and $2.1 million of depreciation related to property and equipment, net of allocations to costs of revenues. The decrease in depreciation and amortization expenses in 2023 was largely due to no depreciation and amortization expense being recorded at Innovations Group from May 11, 2023 through December 31, 2023 due to its sale, decreased amortization expenses due to a decrease in capitalized software development in the Integrated Care Management segment, and a decrease in depreciation and amortization expenses in the fourth quarter of 2023 resulting from the deconsolidation of UpHealth Holdings and subsidiaries as of September 30, 2023.

We expect depreciation and amortization expenses to decrease in the year ending December 31, 2024. Subsequent to the Sale of Cloudbreak on March 15, 2024, depreciation and amortization expenses will solely consist of the operations of UpHealth, as the parent company of TTC, in its executive, finance, human resources, and legal departments.

Stock-Based Compensation. In the year ended December 31, 2023, stock-based compensation expenses were $3.7 million, representing a decrease of $2.7 million, or 42%, compared to $6.5 million in the year ended December 31, 2022. The decrease in stock-based compensation expenses is primarily due to lower equity grants outstanding.

We expect stock-based compensation expenses to decrease in the year ending December 31, 2024, primarily due to lower equity grants outstanding.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets. In the year ended December 31, 2023, we recorded a $50.0 million goodwill and intangible asset impairment charge, consisting of a $41.2 million goodwill, intangible asset and long-lived asset impairment charge in our Integrated Care Management segment, a $6.4 million goodwill impairment resulting from the decision to wind-down a company within our behavioral business, $1.9 million from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell, and a $0.4 million right-of-use asset impairment in our Integrated Care Management segment. In the year ended December 31, 2022, we recorded a goodwill and intangible asset impairment of $116.2 million, which included a $5.5 million measurement period adjustment at Glocal that was immediately impaired and a $0.7 million trade name intangible asset impairment in our Services segment in the three months ended March 31, 2022, an $89.1 million goodwill impairment charge and a $16.9 million intangible asset impairment charge resulting from impairment tests performed in the three months ended September 30, 2022, and a $1.8 million charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022 in connection with the sale of Innovations Group.

Acquisition, Integration, and Transformation Costs. In the year ended December 31, 2023, acquisition, integration and transformation costs were $44.5 million, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses, including the additional accrual in the third quarter of 2023 of $29.8 million for the Needham Action. In the year ended December 31, 2022, acquisition, integration and transformation costs were $20.1 million, primarily related to legal and litigation expenses associated with the prior acquisitions, as well as costs related to our integration and transformation of the businesses, including management consulting fees and severance.

We expect acquisition, integration and transformation costs expenses to decrease in the year ending December 31, 2024.

Other Income (Expense)

In the year ended December 31, 2023, other income was $31.9 million, primarily consisting of a $59.1 million gain on the deconsolidation of UpHealth Holdings and its subsidiaries and $1.1 million of other income, net, including interest income, partially offset by $28.2 million of interest expense. In the year ended December 31, 2022, other expense was $70.9 million, primarily consisting of a $37.7 million loss on the deconsolidation of Glocal, $26.5 million of interest expense, and a $14.6 million loss on extinguishment of debt, partially offset by $7.5 million gain on fair value of derivative liability, a $0.2 million gain on fair value of warrant liabilities, and $0.1 million of other income, net, including interest income.

We expect other income to decrease in the year ending December 31, 2024 due to the one-time gains recorded in the year ending December 31, 2023, partially offset by an anticipated decrease in interest expense for the 2025 Notes and 2026 Notes resulting from the plan to utilize the proceeds from the Cloudbreak Sale for payment in full or in part of the 2026 Notes and 2025 Notes and anticipated interest income from the Notes, Taxes, and Working Capital escrows associated with the Cloudbreak Sale proceeds.

Income Tax Expense (Benefit)

In the year ended December 31, 2023, the income tax benefit was $1.2 million, primarily related to a current year adjustment to the valuation allowance recorded in the prior year. In the year ended December 31, 2022, the income tax benefit was $9.4 million, primarily due to nondeductible acquisition, integration, and transformation costs and nondeductible goodwill impairment, partially offset by a $51.7 million valuation allowance we placed on certain deferred tax assets.

Income tax expense (benefit) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the financial statements. We expect minimal income tax expense (benefit) in the year ended December 31, 2024 since any resulting deferred tax assets are expected to offset with a corresponding valuation allowance.

Segment Information

Our business is organized into three operating business segments and one non-operating business segment:

•Services—consisting of Behavioral and Pharmacy businesses(1);
•Virtual Care Infrastructure—consisting of U.S. Telehealth and International Telehealth businesses(2);
•Integrated Care Management—consisting of SaaS business(3); and
•Corporate—consisting of parent company(4).

(1) In the Services segment, we provide behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. We provide inpatient and outpatient substance abuse and mental health treatment services for individuals with drug and alcohol addiction and other behavioral health issues. We also offer a complete continuum of care from detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs. As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the period from May 11, 2023 through December 31, 2023. As also discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the latter three months of 2023.

(2) In the Virtual Care Infrastructure segment, which consisted of the U.S. Telehealth business, we provided our customers with a unified telehealth solution and digital health tools, marketed under the name MarttiTM, aimed at increasing access to healthcare and resolving health disparities across the care continuum. As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As such, the information set forth below includes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the first six months of 2022, and excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the latter six months of 2022 and for the year ended December 31, 2023.

(3) In the Integrated Care Management segment, we provided our customers with an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs. As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care Management segment for the latter three months of 2023.

(4) In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.

The reportable segments are consistent with how management views our services and products and the financial information reviewed by the chief operating decision makers. We manage our businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.

We evaluate performance based on several factors, of which Revenues, Gross Profit and Total Assets by service and product, are the primary financial measures:

Revenues

Revenues by segment consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Services	$47,225	$75,796
Virtual Care Infrastructure	70,151	64,997
Integrated Care Management	12,622	18,010
Total revenues	$129,998	$158,803

Year Ended December 31, 2023 and 2022. Revenues from the Virtual Care Infrastructure segment increased $5.2 million, consisting of a $5.5 million increase in services revenues, partially offset by a $0.3 million decrease in products revenues. The increase in services revenues was primarily due to continued growth in both customers and fees. The decrease in products revenues was primarily due to no revenues being recognized for Glocal for the year ended December 31, 2023 compared to a partial year recognized for Glocal for the year ended December 31, 2022 as a result of its deconsolidation in July 2022.

Revenues from the Services segment decreased $28.6 million, consisting of a $21.5 million decrease in products revenues and a $7.0 million decrease in services revenues. The decrease in products revenue was primarily due to a $15.6 million decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023. The decreases in both products revenues and services revenues were also due to no revenues being recognized in the Services segment in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

Revenues from the Integrated Care Management segment decreased $5.4 million, primarily due to no license and subscription revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023, as well as due to the loss of a customer in the Integrated Care Management segment in the third quarter of 2023.

Gross profit by segment consisted of the following:

	For the year ended December 31,
In thousands	2023	2022
Services	$23,232	$26,586
Virtual Care Infrastructure	38,764	29,882
Integrated Care Management	7,599	13,687
Total gross profit	$69,595	$70,155

Year Ended December 31, 2023 and 2022. Gross profit from the Virtual Care Infrastructure segment increased $8.9 million, primarily consisting of a $9.2 million increase in services gross profit, partially offset by a $0.3 million decrease in products gross profit. The increase in services gross profit was primarily due to continued growth in both customers and fees. The decrease in products gross profit was primarily due to no revenues being recognized for Glocal for the year ended December 31, 2023 compared to a partial year recognized for Glocal for the year ended December 31, 2022 as a result of its deconsolidation in July 2022.

Gross profit from the Services segment decreased $3.4 million, consisting of a $5.3 million decrease in products gross profit, partially offset by $2.0 million increase in services gross profit. The decrease in products gross profit was primarily due to a decrease in the sale of prescriptions in the Pharmacy business due to the strategic sale of Innovations Group in the second quarter of 2023. The decreases in both products gross profit and services gross profit were also due to no revenues or costs of revenues being recognized in the Services segment in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023.

Gross profit from the Integrated Care Management segment decreased $6.1 million, primarily as a result of a $5.9 million decrease in licenses and subscriptions gross profit primarily due to no license and subscription revenues or costs of revenues being recognized in the fourth quarter of 2023 due to the deconsolidation of UpHealth Holdings and its subsidiaries as of September 30, 2023, as well as due to the loss of a customer in the Integrated Care Management segment in the third quarter of 2023, partially offset by a $0.2 million increase in services costs of revenues.

Total long-lived assets by segment consisted of the following:

In thousands	December 31, 2023	December 31, 2022
Services	$—	$5,216
Virtual Care Infrastructure	1,074	11,949
Integrated Care Management	—	2,723
Corporate	10,355	1,394
Total long-lived assets	$11,429	$21,282

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2023 and 2022, UpHealth, Inc. had cash and cash equivalents of $2.5 million and $15.6 million, respectively.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $2.5 million as of December 31, 2023. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2023, the Company also had an accumulated deficit of $624.0 million and a working capital deficit of $6.6 million. Furthermore, unless and until we can reconsolidate TTC, we have no operations. The Company may need to raise additional funds in the next twelve months by selling additional equity or incurring debt and, as a result, the Company believes there is substantial doubt about our ability to continue as a going concern. The Company’s subsidiary UpHealth Holdings, which directly owns TTC, is currently in process of the proceedings of the bankruptcy court in order to formulate a plan to emerge from bankruptcy.

Cash Flows

The following tables summarize cash flows for the periods indicated:

	For the years ended December 31,
(In thousands)	2023	2022
Net cash used in operating activities	$(17,666)	$(22,441)
Net cash provided by (used in) investing activities	15,260	(15,593)
Net cash used in financing activities	(10,602)	(22,750)
Effect of exchange rate changes on cash and cash equivalents	(1)	(460)
Net decrease in cash and cash equivalents	$(13,009)	$(61,244)

As certain businesses have been sold or deconsolidated, as described above, the numbers presented above are not directly comparable between periods.

In the year ended December 31, 2023, cash used in operating activities was $17.7 million, primarily attributed to net loss of $56.4 million, partially offset by and the changes in operating assets and liabilities, net of effects of deconsolidations, of $23.3 million and $15.5 million of non-cash items (impairment of property, plant and equipment, intangible assets and goodwill, depreciation and amortization, amortization of debt issuance costs and discount on convertible debt, stock-based compensation, non-cash impact of operating lease right-of-use assets, loss on fair value of warrant liabilities and loss on fair value of derivative liability, partially offset by gain on deconsolidation of subsidiary, a gain from intercompany impairment and provision for credit losses). The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $25.2 million, primarily due to the accrual of $29.8 million as a result of the summary judgment related to the Needham Action in the third quarter of 2023 partially offset by a reduction due to net payments to vendors, a decrease in accounts receivable of $3.1 million resulting from improved collections, and an increase in deferred revenue of $1.0 million, partially offset by a $2.7 million decrease in other liabilities, a $1.8 million decrease in operating lease liabilities, and a $1.4 million increase in prepaid expenses and other current assets.

In the year ended December 31, 2022, cash used in operating activities was $22.4 million, primarily attributed to net loss of $222.9 million, partially offset by $197.7 million of non-cash items (impairment of property, plant and equipment, intangible assets and goodwill, depreciation and amortization, stock-based compensation, loss on extinguishment of debt, amortization of debt issuance costs and discount on convertible debt, loss on deconsolidation of subsidiary, and non-cash impact of operating lease right-of-use assets, partially offset by a gain on fair value of derivatives, gain on fair value of warrants and deferred tax adjustments) and the changes in operating assets and liabilities, net of effects of acquisitions, of $2.9 million. The changes in operating assets and liabilities, net of effects of acquisitions, was primarily due to an increase in accounts payable and accrued expenses of $13.1 million due to delayed payments to vendors and an increase in deferred revenue of $1.0 million, partially offset by an increase in accounts receivable of $5.8 million resulting from increased revenues in our Virtual Care Infrastructure segment, a $4.0 million decrease in operating lease liabilities, and a $1.2 million decrease in other liabilities.

In the year ended December 31, 2023, cash provided by investing activities was $15.3 million, primarily consisting of net cash received from sale of business of $54.8 million, partially offset by deconsolidated cash of $35.6 million and purchases of property and equipment, including capitalized software development costs, of $4.0 million. In the year ended December 31, 2022, cash used in investing activities was $15.6 million, primarily consisting of the deconsolidated Glocal cash of $8.7 million and purchases of property and equipment, including capitalized software development costs, of $6.8 million.

In the year ended December 31, 2023, cash used in financing activities was $10.6 million, primarily consisting of repayments of debt of $10.3 million, payments of finance lease obligations of $3.3 million, and distribution to noncontrolling interest of $1.0 million, partially offset by proceeds from equity issuance of $4.2 million. In the year ended December 31, 2022, cash used in financing activities was $22.7 million primarily consisting of repayments of debt of $48.2 million, repayments of the seller notes of $18.7 million, repayment of the forward share purchase agreement of $18.5 million, payments of finance and capital lease obligations of $3.1 million, and payments of debt issuance costs of $1.5 million, partially offset by proceeds from convertible debt of $67.5 million.

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

Off-Balance Sheet Arrangements

As of December 31, 2023, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements of this Annual Report, the following accounting policies and specific estimates involve a greater degree of judgments and complexity:

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

Deconsolidation of Glocal

As a result of events which occurred during the three months ended September 30, 2022, as discussed under the heading Arbitration Regarding Control of Glocal Board of Directors in Item 3. Legal Proceedings, of Part I of this Annual Report, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a VIE and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of June 30, 2022. The probability-weighted fair value of Glocal is included in equity investment in our consolidated balance sheets. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. If through the legal processes discussed under the heading Arbitration Regarding Control of Glocal Board of Directors in Item 3. Legal Proceedings, of Part I of this Annual Report, we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and December 31, 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the twelve months ended December 31, 2023 are not included in our consolidated financial statements.

Deconsolidation of UpHealth Holdings, Inc. and Subsidiaries

As a result of the bankruptcy proceedings as described in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” we determined that a reconsideration event occurred on September 19, 2023, which required us to reassess whether UpHealth Holdings was a VIE and whether we continued to have a controlling financial interest in UpHealth Holdings. Based on this assessment, we concluded that UpHealth Holdings was a VIE, and furthermore, that we no longer had the ability to direct any activities of

UpHealth Holdings and no longer have a controlling financial interest. As a result, effective September 30, 2023, we deconsolidated UpHealth Holdings and its subsidiaries and recorded a $59.1 million gain on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the fair value of UpHealth Holdings of $75.6 million and the carrying amount of UpHealth Holdings’ assets and liabilities as of September 30, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material. The fair value of UpHealth Holdings, which is included in equity investment in our consolidated balance sheets, was determined based upon generally accepted valuation approaches, including the income and market approaches.

Further, we assessed the prospective accounting for our equity investment in UpHealth Holdings. Since we no longer had the ability to exercise significant influence over operating and financial policies of UpHealth Holdings, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

The financial position of UpHealth Holdings and its subsidiaries as of December 31, 2022 and the financial results of UpHealth Holdings and its subsidiaries in the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings and its subsidiaries as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries in the three months ended December 31, 2023 are not included in our consolidated financial statements.

Accounting for Equity Investments

As of December 31, 2020, and for the period January 1, 2021 through March 26, 2021, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest, but were able to exercise significant influence. Based on the terms of these privately-held securities, we determined that we exercised significant influence on Glocal, applied the equity method of accounting for our investment in Glocal, and presented our investment in Glocal in equity method investments in the consolidated balance sheets. Any and all gains and losses on privately-held equity securities, realized and unrealized, were recorded in other income (expense) in the consolidated statements of operations. Income recognized in our equity method investments was reduced by the expected amortization from intangible assets recognized through the fair value step-up, until we acquired a controlling financial interest and consolidated Glocal.

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

Goodwill and Other Intangible Assets

Goodwill

As of December 31, 2023 and 2022, our balance of goodwill was $80.3 million and $159.7 million, respectively. Goodwill represents the excess of the total purchase consideration over the fair value of the identifiable assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is tested for impairment at the reporting unit level annually on October 1 or more frequently if events or changes in circumstances indicate that it is more likely than not to be impaired. These events include: (i) severe adverse industry or economic trends; (ii) significant company-specific actions, including exiting an activity in conjunction with restructuring of operations; (iii) current, historical or projected deterioration of our financial performance; or (iv) a sustained decrease in our market capitalization, as indicated by the Company’s publicly quoted share price, below our net book value. We currently operate as six reporting units under the guidance in ASC 350, Intangibles- Goodwill and Other. When testing goodwill for impairment, we have the option of first performing a qualitative assessment to determine whether it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we elect to bypass the qualitative assessment, or if a qualitative assessment indicates it is more likely than not that carrying value exceeds its fair value, we perform a quantitative goodwill impairment test. Under the quantitative goodwill impairment test, if our reporting unit’s carrying amount exceeds its fair value, we will record an impairment charge based on that difference. To determine reporting unit fair value as part of the quantitative test, we use a weighting of fair values derived from the income approach and the market approach. Under the income approach, we project our future cash flows and discount these cash flows to reflect their relative risk. The cash flows used are consistent with those the Company uses in its internal planning, which reflects actual business trends experienced and our long-term business strategy. As such, key estimates and factors used in this method include, but are not limited to, revenues, margin, and operating expense growth rates, as well as a discount rate, and a terminal growth rate. Under the market approach, we use the guideline company method to develop valuation multiples and compare our reporting unit to similar publicly traded companies. In order to further validate the reasonableness of fair value as determined by the income and market approaches described above, a reconciliation to market capitalization is then performed by estimating a reasonable control premium and other market factors. Future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill could result in significantly different estimates of fair value.

As discussed in Note 1, Organization and Business, in the Notes to Consolidated Financial Statements of this Annual Report, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 19, 2023. This was determined to be an indicator of impairment; therefore, we performed a goodwill impairment assessment as of September 30, 2023, which included both qualitative and quantitative assessments. Based on this assessment, we concluded the fair value of one segment was below the carrying value primarily due to changes in financial performance. As a result, in the three months ended September 30, 2023, we recorded a $34.6 million goodwill impairment charge in our Integrated Care Management segment.

For the year ended December 31, 2023, we recorded a $42.9 million goodwill impairment charge, consisting of a $34.6 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $6.4 million goodwill impairment charge in our Services segment and a $1.9 million goodwill impairment charge related to our Pharmacy business, which was classified as held for sale as of December 21, 2022 and was sold in the second quarter of 2023.

As a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of the carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments were below the carrying value primarily due to changes in our market valuation and financial performance. As a result, in the three months ended September 30, 2022, we recorded a goodwill impairment in the amount of $89.1 million, consisting of $87.5 million in our Integrated Care Management segment and $1.6 million in our Services segment.

For the year ended December 31, 2022, we recorded a $94.6 million goodwill impairment charge, consisting of a $87.5 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $5.5 million increase in goodwill resulting from measurement period adjustments in our Virtual Care Infrastructure segment in the three months ended March 31, 2022, which was immediately impaired, and a $1.6 million goodwill impairment charge in our Services segment, as discussed above.

As a result of the sale of Innovations Group in fiscal 2022, and as discussed in Note 4, Assets and Liabilities Held for Sale, in the Notes to Consolidated Financial Statements of this Annual Report, $35.4 million of goodwill is included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.

Intangible Assets

Intangible assets include trade names, technology and intellectual property, and customer relationships resulting from business acquisitions. As of December 31, 2023 and 2022, the aggregate balance of these assets was $22.7 million and $31.4 million, respectively. We amortize these definite-lived intangible assets over their estimated useful lives. We also review the useful lives on a periodic basis to determine if the period of economic benefit has changed. Potential changes in useful lives, whether due to strategic decisions involving our brands, competitive forces, or other factors could result in additional amortization expense taking effect prospectively in the period of the change and could have a material impact on our consolidated financial statements. The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years. Definite-lived intangible assets are re-evaluated whenever events or changes in circumstances indicate that their estimated useful lives may require revision and/or the carrying value of the related asset group may not be recoverable by its projected undiscounted cash flows. If the carrying value of the asset group is determined to be unrecoverable, an impairment charge would be recognized in an amount equal to the amount by which the carrying value of the asset group exceeds its fair value.

An impairment charge of $4.2 million was recognized for the year ended December 31, 2023 in the Integrated Care Management segment. For the year ended December 31, 2022, we recorded impairment charges of $17.6 million, consisting of $16.8 million in our Integrated Care Management segment and $0.8 million in our Services segment.

As of December 31, 2022, $23.1 million of intangible assets were included in assets held for sale, noncurrent, in the consolidated balance sheets. See Note 4, Assets and Liabilities Held for Sale, in the Notes to Consolidated Financial Statements of this Annual Report for further information.

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

Item 8.    Financial Statements and Supplementary Data
UpHealth, Inc.

Financial Statements as of and for the periods ended December 31, 2023 and December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
UpHealth, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of UpHealth, Inc. (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, available cash, cash used in operations, and the Chapter 11 bankruptcy proceedings involving certain subsidiaries of the Company raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

San Jose, California
April 4, 2024

UPHEALTH, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$2,548	$15,557
Accounts receivable, net	14,665	21,851
Inventories	—	161
Due from related parties	—	14
Prepaid expenses and other current assets	2,996	2,991
Assets held for sale, current	—	2,748
Total current assets	20,209	43,322
Property, plant and equipment, net	9,527	14,069
Operating lease right-of-use assets	1,902	7,213
Intangible assets, net	22,717	31,362
Goodwill	80,310	159,675
Equity investments	96,768	21,200
Other assets	375	438
Assets held for sale, noncurrent	—	62,525
Total assets	$231,808	$339,804
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,723	$17,983
Accrued expenses	10,590	38,763
Deferred revenue	48	2,738
Due to related party	948	229
Lease liabilities, current	3,522	5,475
Other liabilities, current	—	462
Liabilities held for sale, current	—	3,319
Total current liabilities	26,831	68,969
Related-party debt, noncurrent	—	281
Debt, noncurrent	146,524	145,962
Deferred tax liabilities	—	1,200
Lease liabilities, noncurrent	3,273	8,741
Other liabilities, noncurrent	76	727
Liabilities held for sale, noncurrent	—	7,787
Total liabilities	176,704	233,667
Commitments and Contingencies (Note 19)
Stockholders’ Equity
Preferred stock, $0.0001 par value, 1,000 shares authorized; none issued or outstanding at December 31, 2023 and 2022, respectively.	—	—
Common stock, $0.0001 par value, 300,000 shares authorized, 18,841 and 15,224 shares issued, 18,671 and 15,054 shares outstanding as of December 31, 2023 and 2022, respectively.	2	2
Additional paid in capital	696,150	688,355
Treasury stock, at cost	(17,000)	(17,000)
Accumulated deficit	(624,048)	(566,209)
Total UpHealth, Inc. stockholders’ equity	55,104	105,148
Noncontrolling interests	—	989
Total stockholders’ equity	55,104	106,137
Total liabilities and stockholders’ equity	$231,808	$339,804

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	For the years ended December 31,
	2023	2022
Revenues:
Services	110,039	110,953
Licenses and subscriptions	6,548	12,566
Products	13,411	35,284
Total revenues	129,998	158,803
Costs of revenues:
Services	51,073	62,954
License and subscriptions	1,147	1,260
Products	8,183	24,434
Total costs of revenues	60,403	88,648
Gross profit	69,595	70,155
Operating expenses:
Sales and marketing	11,288	15,951
Research and development	4,367	7,888
General and administrative	38,884	48,755
Depreciation and amortization	6,454	16,140
Stock-based compensation	3,740	6,464
Goodwill, intangible asset, and other long-lived asset impairments	49,958	116,239
Acquisition, integration, and transformation costs	44,476	20,111
Total operating expenses	159,167	231,548
Loss from operations	(89,572)	(161,393)

Other income (expense):
Interest expense	(28,195)	(26,500)
Gain (loss) on deconsolidation of subsidiaries	59,065	(37,708)
Loss on extinguishment of debt	—	(14,610)
Other income (expense), net, including interest income	1,068	7,892
Total other income (expense)	31,938	(70,926)
Net loss before income tax benefit	(57,634)	(232,319)
Income tax benefit	1,218	9,384
Net loss	(56,416)	(222,935)
Less: net income attributable to noncontrolling interests	1,423	65
Net loss attributable to UpHealth, Inc.	$(57,839)	$(223,000)
Net loss per share attributable to UpHealth, Inc.:
Basic and diluted	$(3.26)	$(15.17)
Weighted average shares outstanding:
Basic and diluted	17,724	14,699

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	For the year ended December 31,
	2023	2022
Net loss	$(56,416)	$(222,935)
Foreign currency translation adjustments, net of tax	—	3,802
Comprehensive loss	(56,416)	(219,133)
Comprehensive income attributable to noncontrolling interests	1,423	65
Comprehensive loss attributable to UpHealth, Inc.	$(57,839)	$(219,198)

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2022	14,428	$1	665,474	—	$—	$(343,209)	$(3,802)	$318,464	$15,379	$333,843
Equity award activity, net of shares withheld for taxes	681	1	(1,296)	—	—	—	—	(1,295)	—	(1,295)
Issuance of common stock in connection with 2025 Notes	115	—	713	—	—	—	—	713	—	713
Stock-based compensation	—	—	6,464	—	—	—	—	6,464	—	6,464
Common stock repurchased in connection with forward share purchase agreement	(170)	—	17,000	170	(17,000)	—	—	—	—	—
Purchase of noncontrolling interest	—	—	—	—	—	—	—	—	(31)	(31)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(139)	(139)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(14,285)	(14,285)
Net loss	—	—	—	—	—	(223,000)	—	(223,000)	65	(222,935)
Foreign currency translation adjustments	—	—	—	—	—	—	3,802	3,802	—	3,802
Balance as of December 31, 2022	15,054	2	688,355	170	(17,000)	(566,209)	—	105,148	989	106,137
Equity award activity, net of shares withheld for taxes	617	—	(100)	—	—	—	—	(100)	—	(100)
Issuance of common stock in connection with 2023 private placement, net of issuance costs of $345	1,650	—	4,155	—	—	—	—	4,155	—	4,155
Exercise of pre-funded warrants	1,350	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	3,740	—	—	—	—	3,740	—	3,740
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	(955)	(955)
Deconsolidation of subsidiary	—	—	—	—	—	—	—	—	(1,457)	(1,457)
Net loss	—	—	—	—	—	(57,839)	—	(57,839)	1,423	(56,416)
Balance as of December 31, 2023	18,671	$2	$696,150	170	$(17,000)	$(624,048)	$—	$55,104	$—	$55,104

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	For the years ended December 31,
	2023	2022
Operating activities:
Net loss	$(56,416)	$(222,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,953	21,800
Amortization of debt issuance costs and discount on convertible debt	10,835	12,789
Stock-based compensation	3,740	6,464
Goodwill, intangible asset, and other long-lived asset impairments	49,958	116,239
Provision for (recovery from) credit losses	(459)	1,336
Loss on extinguishment of debt	—	14,610
Gain from intercompany impairment	(876)	—
(Gain) loss on deconsolidation of subsidiary	(59,065)	37,708
Loss (gain) on fair value of warrant liabilities	8	(242)
Loss (gain) on fair value of derivative liability	3	(7,529)
Deferred income taxes	(1,200)	(9,543)
Amortization of operating lease right-of-use assets	1,601	4,031
Other	—	(84)
Changes in operating assets and liabilities, net of effects of deconsolidations:
Accounts receivable	3,102	(5,839)
Inventories	144	417
Prepaid expenses and other current assets	(1,441)	(100)
Accounts payable and accrued expenses	25,185	13,148
Operating lease liabilities	(1,763)	(4,003)
Deferred revenue	957	954
Due to related parties	(209)	(478)
Other liabilities	(2,723)	(1,184)
Net cash used in operating activities	(17,666)	(22,441)
Investing activities:
Purchases of property and equipment and capitalized software development costs	(3,969)	(6,836)
Due to related parties	—	(14)
Deconsolidated cash	(35,606)	(8,743)
Net cash received from sale of business	54,835	—
Net cash provided by (used in) investing activities	15,260	(15,593)
Financing activities:
Proceeds from equity issuance	4,155	—
Proceeds from debt	—	67,500
Repayments of debt	(10,273)	(48,234)
Payments of debt issuance costs	—	(1,475)
Repayment of forward share purchase	—	(18,521)
Repayments of seller notes	—	(18,680)
Payments of finance lease obligations	(3,329)	(3,106)
Payments for taxes related to net settlement of equity awards	(100)	(95)
Distributions to noncontrolling interests	(955)	(139)
Payment of amount due to member	(100)	—
Net cash used in financing activities	(10,602)	(22,750)
Effect of exchange rate changes on cash and cash equivalents	(1)	(460)
Decrease in cash and cash equivalents	(13,009)	(61,244)
Cash and cash equivalents, beginning of period	15,557	76,801
Cash and cash equivalents, end of period	$2,548	$15,557

	For the years ended December 31,
	2023	2022
Supplemental cash flow information:
Cash paid for interest	$17,166	$10,711
Cash paid for income taxes	$457	$521
Non-cash investing and financing activity:
Property, plant and equipment reclassed from other assets	$—	$3,751
Property and equipment acquired through vendor financing arrangements	$1,075	$4,110
Right of use assets obtained in exchange for new operating lease liabilities	$80	$12,549
Shares withheld for tax remittance	$—	$1,200
Issuance of common stock for debt issuance costs	$—	$713
Write-off of Glocal opening cash balance	$—	$3,010

The accompanying notes are an integral part of these consolidated financial statements.

UPHEALTH, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(In dollars)
1.    Organization and Business

UpHealth, Inc.

UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” or the “Company”) is the parent company of UpHealth Holdings, Inc. (“UpHealth Holdings”).

GigCapital2, Inc. (“GigCapital2”), our predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. On November 20, 2020, GigCapital2, UpHealth Merger Sub, Inc. (“UpHealth Merger Sub”), and UpHealth Holdings, entered into a business combination agreement (as subsequently amended on January 29, 2021, March 23, 2021, April 23, 2021, and May 30, 2021, the “UpHealth Business Combination Agreement”). In connection with the UpHealth Business Combination Agreement, UpHealth Merger Sub was merged with and into UpHealth Holdings, with UpHealth Holdings surviving the merger (the “UpHealth Business Combination”). Also on November 20, 2020, GigCapital2; Cloudbreak Health Merger Sub, LLC, a Delaware limited liability company (“Cloudbreak Merger Sub”); Cloudbreak Health, LLC (“Cloudbreak”); Dr. Chirinjeev Kathuria and Dr. Mariya Pylypiv; UpHealth Holdings; and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative, agent, and attorney-in-fact of the Cloudbreak members, entered into a business combination agreement (as subsequently amended on April 23, 2021 and June 9, 2021, the “Cloudbreak Business Combination Agreement” and, together with the UpHealth Business Combination Agreement, the “Business Combination Agreements”). In connection with the Cloudbreak Business Combination Agreement, Cloudbreak Merger Sub was merged with and into Cloudbreak, with Cloudbreak surviving the merger (the “Cloudbreak Business Combination” and, together with the UpHealth Business Combination, the “Business Combinations”). The Business Combinations were consummated on June 9, 2021. In connection with the Business Combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”

Our public units began trading on the New York Stock Exchange (the “NYSE”) under the symbol “GIX.U” on June 5, 2019. On June 26, 2019, we announced that the holders of our units may elect to separately trade the securities underlying such units. On July 1, 2019, the shares, warrants, and rights began trading on the NYSE under the symbols “GIX,” “GIX.WS,” and “GIX.RT,” respectively. On June 9, 2021, upon the completion of the Business Combinations, our units separated into their underlying shares of common stock, warrants, and rights (and the rights were converted into shares of common stock). Our units and rights ceased to trade, and our common stock and warrants began trading under the symbols “UPH” and “UPH.WS,” respectively.

On November 28, 2023, we received written notice from the staff of NYSE Regulation of its determination to commence proceedings to delist the Company’s redeemable warrants, exercisable for one share of common stock of the Company, at an exercise price of $115.00 per share, from the NYSE and that trading in the warrants was suspended immediately. As a result, effective November 29, 2023, our warrants are trading in the over-the-counter market under the symbol “UPHLW.” The NYSE on December 13, 2023 filed a Form 25 with the SEC to delist the warrants from the NYSE.

On December 11, 2023, we received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist our common stock from the NYSE, and suspended trading in our common stock pending the completion of such proceedings. As a result, effective December 12, 2023, our common stock is trading in the over-the-counter market under the symbol “UPHL.” We timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted our request for a hearing, which was originally scheduled to occur on April 17, 2024 but is currently being rescheduled to a later date.

The over-the-counter market is a significantly more limited market than the NYSE, and quotation on the over-the-counter market likely results in a less liquid market for our existing and potential stockholders to trade the common stock and could further depress the trading price of our common stock. We can provide no assurance that our common stock will continue to trade on this market, that broker-dealers will continue to provide public quotes of our common stock on this market, or that the trading volume of our common stock will be sufficient to provide for an efficient trading market.

The transition of our common stock to the over-the-counter market will not affect the Company’s business operations or its reporting requirements under the rules of the U.S. Securities and Exchange Commission (“SEC”).

UpHealth Holdings

UpHealth Holdings, a Delaware corporation formed on October 26, 2020, was established to raise capital and pursue opportunities for investment and acquisition in various healthcare entities, primarily those that bring technology and services to efficiently and profitably manage chronic and complex care, including behavioral health and substance abuse, while also serving the demands for easy access to personalized primary care. On October 26, 2020, the shareholders of UpHealth Services, Inc. (“UpHealth Services”) contributed their shares of UpHealth Services to UpHealth Holdings in exchange for shares of UpHealth Holdings, resulting in UpHealth Services being a wholly owned subsidiary of UpHealth Holdings. See Deconsolidation of UpHealth Holdings and Subsidiaries below for further information.

UpHealth Services was incorporated in Illinois on November 5, 2019; operations effectively began January 1, 2020 and have continued to date.

On November 20, 2020, UpHealth Holdings completed the acquisition of Thrasys, Inc. (“Thrasys”), a California corporation and a provider of an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM,” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs. See Deconsolidation of UpHealth Holdings and Subsidiaries below for further information.

On November 20, 2020, we also completed the acquisition of Behavioral Health Services, LLC and subsidiaries (“BHS”), a Missouri limited liability company and provider of medical, retail pharmacy and billing services. See Deconsolidation of UpHealth Holdings and Subsidiaries below for further information.

On November 20, 2020, UpHealth Holdings completed the acquisition of 43.46% of Glocal Healthcare Systems Private Limited and subsidiaries (“Glocal”), an India based healthcare company, which was presented as an equity method investment. On March 26, 2021, UpHealth Holdings acquired an additional 45.94% of Glocal and recognized a gain of $0.6 million on our equity method investment through the step-acquisition, which is presented as a gain on consolidation of equity method investment in the consolidated statement of operations for the three months ended March 31, 2021. On May 14, 2021, June 21, 2021, and August 27 2021, UpHealth Holdings completed the acquisition of an additional 1.0%, 1.8% and 2.61% of Glocal, respectively, bringing our total ownership to 94.81% as of June 30, 2022. See Deconsolidation of Glocal below for further information.

On January 25, 2021, UpHealth Holdings completed the acquisition of TTC Healthcare, Inc. (“TTC”), a Delaware corporation and a provider of medical, retail pharmacy, and billing services for individuals with complex medical and behavioral health needs. See Deconsolidation of UpHealth Holdings and Subsidiaries below for further information.

On April 27, 2021, UpHealth Holdings completed the acquisition of Innovations Group, Inc. (d/b/a MedQuest) (“Innovations Group”), a Utah corporation and a Utah-based internet pharmacy company. See Sale of Innovations Group below for further information.

Cloudbreak

Cloudbreak, a Delaware limited liability company that was formed on May 26, 2015, is a unified telemedicine and video medical interpretation solutions provider. On June 9, 2021, contemporaneous with the GigCapital2 merger with UpHealth Holdings, GigCapital2 completed the acquisition of Cloudbreak. See Sale of Cloudbreak below for further information.

Chapter 11 Cases of UpHealth Holdings, Thrasys, and BHS

Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services’ engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services’ motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Following the Decision and Order in the Needham Action, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys and BHS, and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the U.S. Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the U.S. Bankruptcy Code and orders of the Bankruptcy Court. On November 3, 2023, the U.S. Trustee appointed an official committee of unsecured creditors.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023. On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered in New York state court to the New York Supreme Court’s Appellate Division, First Department. Briefing in the appeal is complete and

UpHealth Holdings expects oral argument, which has not yet been scheduled, to be set in April or May of 2024. The ultimate outcome of this matter is unknown at this time.

On November 16 and December 24, 2023, Thrasys filed motions to effectuate a transition of the Integrated Care Management segment to its customers, as disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the Company with the SEC on November 21, 2023. This transition was substantially completed as of December 28, 2023 and Thrasys subsequently ceased all operations. In addition, a motion to pay retention bonuses to Thrasys employees involved in the transition of the Integrated Care Management segment was approved by the Bankruptcy Court on November 17, 2023.

On November 16, 2023, the Bankruptcy Court entered an order setting deadlines to file claims in the Chapter 11 cases. The deadline to file proofs of claim by general creditors of all Debtors passed on January 15, 2024 and the deadline for governmental entities to file proofs of claim against UpHealth Holdings passed on March 18, 2024 and will pass on April 17, 2024 against the other Debtors.

On December 18, 2023, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs. On January 23, 2024, the Bankruptcy Court entered an order extending the Debtors’ exclusive right to file a Chapter 11 plan through and including April 30, 2024, and extending the Debtors’ exclusive right to solicit such a plan through and including July 1, 2024.

Other than UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, we and our other subsidiaries have not filed a petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and we and TTC continue to operate outside of bankruptcy.

The filing of the Chapter 11 cases by the Debtors constituted an event of default under the Indentures (as defined below) governing UpHealth’s 6.25% Convertible Senior Notes due 2026 (the “2026 Notes” and all beneficial holders thereof, the “2026 Noteholders”) and UpHealth’s Variable Rate Convertible Senior Secured Notes due 2025 (the “2025 Notes” and all beneficial holders thereof, the “2025 Noteholders”), which accelerated our payment obligations in respect of the 2025 Notes. On February 9, 2024, we entered into the Waivers and Rescission Agreements (as defined below), providing for, among other things, the waiver of the specified events of default under the Indentures and the recission of the automatic acceleration the principal and interest due in respect of the 2025 Notes pursuant to the applicable Indenture. See Sale of Cloudbreak below for further information.

Sale of Cloudbreak

On November 16, 2023, the Company and Cloudbreak, entered into a membership interests purchase agreement (the “Membership Interests Purchase Agreement”) with Forest Buyer, LLC, a Delaware limited liability company (“Forest Buyer”) and an affiliate of GTCR LLC, a leading private equity firm, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer for $180.0 million in cash, subject to certain adjustments for closing indebtedness, net working capital, cash and unpaid transaction expenses related to the transactions contemplated by the Membership Interests Purchase Agreement (the “Sale” and all of the transactions contemplated by the Membership Interests Purchase Agreement, collectively, the “Transactions”).

In connection and concurrently with the entry into the Membership Interests Purchase Agreement, the Company, Cloudbreak and Forest Buyer entered into a transaction support agreement, dated as of November 16, 2023 (the “Transaction Support Agreement”), with certain beneficial holders of our 2025 Notes (being the holders of at least 69% of the 2025 Notes, the “Consenting 2025 Noteholders”) and certain beneficial holders of our 2026 Notes (being the holders of at least 88% of the 2026 Notes, the “Consenting 2026 Noteholders,” and together with the Consenting Senior Secured Noteholders, the “Consenting Noteholders”), pursuant to which the parties thereto agreed, among other things, to support the Membership Interests Purchase Agreement and the Transactions, including the Sale, and to enter into and effect the Supplemental Indentures (as defined below) in connection with the offers to repurchase the 2025 Notes and the 2026 Notes in accordance with the terms of the applicable Indenture as a result of any or all of the Transactions constituting a Fundamental Change (as such term is defined in each of the Indentures) under the applicable Indenture (each, a “Fundamental Change Repurchase Offer”) to be made by us pursuant to the terms of the Transaction Support Agreement.

Furthermore, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture and amendment to security and pledge agreement, dated as of February 9, 2024 (the “First Lien Supplemental Indenture and Amendment to Security Agreement”), which amended the terms of the indenture, dated as of August 18, 2022, by and among the Company, the Guarantors (as defined below) party thereto and Wilmington Trust, National Association (“Wilmington Trust”), in its capacity as trustee and collateral agent thereunder, relating to the 2025 Notes (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the First Lien Supplemental Indenture and Amendment to Security Agreement as described below, the “First Lien Indenture”), and the security and pledge agreement, dated as of August 18, 2022, by and among the Company, the Guarantors from time to time party thereto and Wilmington Trust, as collateral agent, relating to the 2025 Notes (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the First Lien Supplemental Indenture and Amendment to Security Agreement as described below, the “First Lien Security Agreement” and together with the First Lien Indenture, the “First Lien Documents”). The First Lien Supplemental Indenture and Amendment to Security Agreement amended the terms of the First Lien Indenture to, among other things, (a) provide for certain changes to certain of the definitions in the First Lien Indenture, including “Permitted Indebtedness,” “Permitted Investments,” “Permitted Liens,” “Asset Sale,” “Excluded Subsidiary,” and “Significant Subsidiary;” (b) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; (c) provide a carveout for the Sale from the terms of the First Lien Indenture with respect to mergers and sale transactions; (d) delete the rule prohibiting repurchases in connection with a Fundamental Change arising from the Sale at the time the 2025 Notes have been accelerated, and (e) modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting 2025 Noteholders

in respect of the Sale to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from the Escrow Accounts (as defined below)), in each case, at a 5.00% premium to the principal amount of such 2025 Notes pursuant to the terms of the Transaction Support Agreement.

In addition, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture (the “Second Lien Supplemental Indenture” and together with the First Lien Supplemental Indenture, the “Supplemental Indentures”) to the indenture, dated June 9, 2021, by and between the Company and The Bank of New York Mellon Trust Company, N.A. (“BNY Mellon”), in its capacity as successor trustee and as collateral agent thereunder (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the Second Lien Supplemental Indenture and the Second Lien Security Agreement as described below, the “Second Lien Indenture” and together with the First Lien Indenture, the “Indentures”), the terms of which amended the Second Lien Indenture to, among other things, (a) add each subsidiary of UpHealth, other than Glocal Healthcare Systems Private Limited, UPH Digital Health Services Private Limited and any subsidiary of UpHealth that is, as of the date of the Supplemental Indentures, a debtor or debtor in possession in any bankruptcy proceeding, including the Chapter 11 Proceedings (as defined below) (collectively, the “Guarantors”), as a guarantor of the obligations under the 2026 Notes pursuant to the Second Lien Indenture; (b) cause UpHealth and the Guarantors to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (c) in connection with those items described in clauses (a) and (b) above, incorporate provisions similar to those in the First Lien Indenture, including with respect to covenants and events of default, as previously disclosed by the Company and as modified by the First Lien Supplemental Indenture; and (d) provide a carveout for the Sale from the terms of the Second Lien Indenture with respect to mergers and sale transactions. Pursuant to the terms of the Second Lien Indenture, the 2026 Notes are secured by a second-priority lien, subject only to certain permitted liens, in substantially all assets of the Company and the Guarantors, subject to customary exclusions, pursuant to a security and pledge agreement, dated as of February 9, 2024 (as it may be amended, modified, or supplemented from time to time, the “Second Lien Security Agreement” and together with the Second Lien Indenture, the “Second Lien Documents”), by and among the Company, the Guarantors and BNY Mellon, as collateral agent on behalf of the 2026 Noteholders.

In connection with the entry into the Supplemental Indentures, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company, Cloudbreak and the Consenting 2025 Noteholders entered into a waiver and rescission agreement, dated as of February 9, 2024 (the “Waiver and Recission Agreement”), pursuant to which the Consenting 2025 Noteholders have agreed to waive, with respect to the Company and Cloudbreak, the specified events of default under the First Lien Indenture resulting from the commencement of the Chapter 11 Proceedings (the “2025 Indenture Events of Default”) and rescind, with respect to the Company and Cloudbreak, the automatic acceleration of the 2025 Notes resulting from the occurrence of the 2025 Indenture Events of Default (the “2025 Notes Acceleration”).

Furthermore, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company and the Consenting 2026 Noteholders entered into a waiver agreement, dated as of February 9, 2024 (the “Waiver Agreement” and together with the Waiver and Recission Agreement, the “Waivers and Rescission Agreements”), pursuant to which the Consenting 2026 Noteholders have agreed to waive, with respect to the Company and Cloudbreak, the specified events of default under the Second Lien Indenture resulting from the 2025 Notes Acceleration and the commencement of the Chapter 11 Proceedings (the “2026 Indenture Events of Default”).

Upon the effectiveness of the Waivers and Rescission Agreements and until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii) the termination of the Transaction Support Agreement in accordance with the terms thereof, each of the Consenting Noteholders has agreed not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes (as applicable) as a result of the failure of the Company to issue a Fundamental Change Company Notice (as defined in the applicable Indenture) or to conduct or consummate a Fundamental Change repurchase pursuant to Article 15 of the Indenture, in each case, in the event that the Company’s common stock, par value $0.0001 per share, ceases to be listed on a national securities exchange (the “Delisting Fundamental Change”).

At a special meeting of our stockholders held on February 29, 2024, the stockholders of the Company approved the Membership Interests Purchase Agreement providing for the Sale of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer, as such Sale constituted the sale of substantially all of the assets of the Company under Delaware law.

On March 15, 2024 (the “Closing Date”), we completed the closing of the Transactions (the “Closing”). Pursuant to the terms of the Membership Interests Purchase Agreement, the “Cash Consideration” for the Sale was an amount equal to $180.0 million, with adjustments for debt as of immediately prior to the Closing and cash as of 11:59 p.m. (Delray Beach, Florida time) on the day immediately prior to the Closing Date (the “Calculation Time”), Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions. The consideration payable for our benefit at the Closing was $180.0 million, less adjustments for the estimated closing debt and cash and the estimated unpaid expenses related to the Transactions (the “Estimated Cash Consideration”). All of the Estimated Cash Consideration was delivered by Forest Buyer to an escrow agent (the “Escrow Agent”) and deposited into three segregated escrow accounts established pursuant an escrow agreement, dated March 15, 2024, entered into in accordance with the terms of the Membership Interests Purchase Agreement by the Company, Forest Buyer and the Escrow Agent (the “Escrow Agreement”), as follows: (i) $3 million (the “Working Capital Escrow Amount”) was deposited in a segregated escrow account to satisfy any adjustment to the Cash Consideration (as defined below) (the “Working Capital Escrow Account”); (ii) $27 million (the “Tax Escrow Amount”) was deposited in a segregated escrow account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions (the “Tax Escrow Account”); and (iii) the remaining portion of the Estimated Cash Consideration equal to approximately $139 million (such amount, the “Notes Escrow Amount”), was deposited in a segregated escrow account (the “Notes Escrow Account,” and together with the

Working Capital Escrow Account and the Tax Escrow Account, the “Escrow Accounts”), the purpose of which is to fund the Fundamental Change Repurchase Offers. The funds in the Notes Escrow Account will be released on approximately June 3, 2024, but no later than June 15, 2024, and will be used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $20 million of the 2025 Notes, plus accrued interest, following which approximately $37 million in aggregate principal amount of 2025 Notes will remain outstanding, which will constitute the entirety of our outstanding long term debt. Funds in the Tax Escrow Account will be used to satisfy our 2024 tax liability in respect of the Transactions and any funds not required for this purpose will be used to repurchase additional 2025 Notes. Funds in the Working Capital escrow will be used to satisfy any of our obligations resulting from a difference between Cloudbreak’s targeted and actual working capital as of the Closing, and any funds not used for this purpose will be used to repurchase additional 2025 Notes.

Following the Closing, in connection with a customary adjustment to the Cash Consideration, which adjustment is expected, in the absence of any disagreement, to be determined within 120 days following the Closing Date, to the extent that the Cash Consideration exceeds the Estimated Cash Consideration, a payment shall be made for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes of an amount equal to the amount by which the Cash Consideration exceeds the Estimated Cash Consideration (up to an excess equal to the amount of the Working Capital Escrow Amount). To the extent that following such customary adjustment to the Cash Consideration, the Estimated Cash Consideration is greater than the Cash Consideration, Forest Buyer and the Company shall cause the Escrow Agent to make payment to Forest Buyer (or its designees) of an amount equal to the lesser of (i) the amount by which the Estimated Cash Consideration exceeds the Cash Consideration, and (ii) the Working Capital Escrow Amount held in the Working Capital Escrow Account, including any dividends, interest, distributions and other income received in respect thereof, less any losses on investment thereof, less distributions thereof in accordance with the Membership Interests Purchase Agreement and the Escrow Agreement (the “Working Capital Escrow Funds”), in each case, from the Working Capital Escrow Account, and after any such payments are made to Forest Buyer, the remaining Working Capital Escrow Funds (if any) shall be used for the repurchase of 2026 Notes and/or 2025 Notes.

Deconsolidation of UpHealth Holdings and Subsidiaries

As a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings and its subsidiaries, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” we determined that a reconsideration event occurred on September 19, 2023, which required us to reassess whether UpHealth Holdings was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in UpHealth Holdings. Based on this assessment, we concluded that UpHealth Holdings was a VIE, and furthermore, that we no longer had the ability to direct any activities of UpHealth Holdings and no longer have a controlling financial interest. As a result, effective September 30, 2023, we deconsolidated UpHealth Holdings and its subsidiaries and recorded a $59.1 million gain on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the fair value of UpHealth Holdings of $75.6 million and the carrying amount of UpHealth Holdings’ assets and liabilities as of September 30, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material. The fair value of UpHealth Holdings, which is included in equity investment in our consolidated balance sheets, was determined based upon generally accepted valuation approaches, including the income and market approaches.

Further, we assessed the prospective accounting for our equity investment in UpHealth Holdings. Since we no longer had the ability to exercise significant influence over operating and financial policies of UpHealth Holdings, we concluded the investment should be accounted for utilizing the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 321, Investments - Equity Securities (“ASC 321”) measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

The financial position of UpHealth Holdings and its subsidiaries as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries in the nine months ended September 30, 2023 and the year ended December 31, 2022 are included in our consolidated financial statements and the financial position of UpHealth Holdings and its subsidiaries as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries in the three months ended December 31, 2023 are not included in our consolidated financial statements.

The following table sets forth details of the condensed consolidated balance sheet of UpHealth Holdings and its subsidiaries, which was deconsolidated effective September 30, 2023:

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

Sale of Innovations Group

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of its wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to the Stock Purchase Agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023 and the year ended December 31, 2022 and the financial position of Innovations Group as of December 31, 2022 are included in our consolidated financial statements. See Note 3, Significant Transactions, for further information.

Deconsolidation of Glocal and Subsidiaries

As a result of events which occurred during the three months ended September 30, 2022, we determined that a reconsideration event occurred in July 2022, which required us to reassess whether Glocal was a Variable Interest Entity (“VIE”) and whether we continued to have a controlling financial interest in Glocal. Based on this assessment, we concluded that Glocal was a VIE, and furthermore, that we no longer have the ability to direct any activities of Glocal and no longer have a controlling financial interest. As a result, effective July 2022, we deconsolidated Glocal and recorded a $37.7 million loss on deconsolidation of equity investment in our consolidated statements of operations, measured as the difference between the probability-weighted fair value of Glocal of $21.2 million and the carrying amount of Glocal’s assets and liabilities as of July 1, 2022. The probability-weighted fair value of Glocal, which is included in equity investment in our consolidated balance sheets as of December 31, 2022, incorporated scenarios where control of Glocal was gained and Glocal would continue as a going concern, control of Glocal was gained and Glocal would need to be liquidated, and control of Glocal was not gained and the equity investment in Glocal would be worthless. Further, we assessed the prospective accounting for our equity investment in Glocal. Since we no longer had the ability to exercise significant influence over operating and financial policies of Glocal, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. In addition, we derecognized $14.3 million of noncontrolling interests related to Glocal. In the year ended

December 31, 2023, there has been no change in the status of Glocal, and accordingly, we continue to account for it as an equity investment valued at cost. If through legal processes we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal.

The following table sets forth details the condensed balance sheet of Glocal and its subsidiaries, which was deconsolidated effective July 1, 2022:

(In thousands)	As of July 1, 2022
Cash and cash equivalents	$8,743
Restricted cash	508
Accounts receivable, net	5,043
Inventories	276
Prepaid expenses and other current assets	816
Property and equipment, net	27,415
Intangible assets	34,449
Other assets	1,814
Total assets	79,064
Accounts payable	2,430
Accrued expenses	1,189
Deferred revenue, current	588
Income taxes payable	2,512
Related-party debt	71
Debt	551
Other liabilities	144
Deferred tax liabilities	6,045
Accumulated other comprehensive loss	(7,659)
Noncontrolling interests	14,285
Total liabilities and stockholder's equity	20,156
Carrying value of Glocal at deconsolidation	58,908
Fair value of Glocal at deconsolidation	21,200
Loss on deconsolidation of equity investment	$(37,708)

The financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements. The only transactions between us and Glocal during the six months ended December 31, 2022 was the transfer of $5.1 million by us to a designated “Share Account” maintained with a leading bank in India in the name of Glocal for which our Chief Financial Officer is the sole authorized signatory.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $2.5 million as of December 31, 2023. The Company has historically incurred losses and negative cash flows from operations. As of December 31, 2023, the Company also had an accumulated deficit of $624.0 million and a working capital deficit of $6.6 million. Furthermore, unless and until we can reconsolidate TTC, we have no operations. The Company may need to raise additional funds in the next twelve months by selling additional equity or incurring debt and, as a result, the Company believes there is substantial doubt about our ability to continue as a going concern. The Company’s subsidiary UpHealth Holdings, which directly owns TTC, is currently in process of the proceedings of the bankruptcy court in order to formulate a plan to emerge from bankruptcy.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements of UpHealth have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the SEC for financial information and the instructions to Form 10-K and Rule 10-01 of Regulation S-X. Our consolidated financial statements include the accounts of UpHealth, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

We follow the FASB ASC guidance for identification and reporting of entities over which control is achieved through means other than voting rights. The guidance defines such entities as VIEs. We consolidate VIEs when we have variable interests and are the primary beneficiary. We continually evaluate our involvement with VIEs to determine when these criteria are met.

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

Fiscal Year

Our fiscal year ends on December 31. References to fiscal year 2023 and fiscal year 2022 refer to our fiscal years ended December 31, 2023 and 2022, respectively.

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
•The valuations prepared in connection with the review of goodwill, intangible assets, and other long-lived assets for impairment;
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

Foreign Currency Translation Adjustments

Balance sheet assets and liabilities of subsidiaries which do not use the U.S. dollar as their functional currency are translated at the exchange rate at the end of the reporting period. Statement of operations amounts are translated using a weighted-average exchange rate during the period. Equity accounts and noncontrolling interests are translated using historical exchange rates at the date the entry to stockholders’ deficit was recorded, except for the change in accumulated deficit during the reporting period, which is translated using the same weighted-average exchange rate used to translate the consolidated statements of operations. The net cumulative translation adjustment is reported in accumulated other comprehensive loss, net of tax, in the consolidated balance sheets.

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

Restricted Cash

As of December 31, 2023 and 2022, we had no restricted cash.

Provision for Expected Credit Losses

We closely monitor our accounts receivable balances and estimate the provision for expected credit losses. The estimate is primarily based on historical collection experience and other factors, including those related to current market conditions and events.

Receivables

For software-as-a-service (“SaaS”) internet hosting, licenses, and subscriptions provided by our integrated care management operations, accounts receivable are carried at original invoice, net of a provision for expected credit losses. Management determines the provision for expected credit losses by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2023 and 2022, the provision for expected credit losses was zero (due to the deconsolidation of Thrasys, as discussed in Note 1, Organization and Business) and $15.6 million, respectively.

For subscription-based medical language interpretation services provided by and the sales of products through our Virtual Care Infrastructure operations, accounts receivable are carried at original invoice, net of a provision for expected credit losses. Management determines the provision for expected credit losses by evaluating individual customer receivables on a monthly basis and considering a customer’s financial condition and current economic conditions. Accounts receivable are written off when deemed uncollectible. Recoveries of accounts receivable previously written off are recorded when received. As of December 31, 2023 and 2022, the provision for expected credit losses was $0.4 million and $0.6 million, respectively.

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

For digital pharmacy prescriptions provided through our services operations, accounts receivable are recorded at net invoice amount from patients. For all prescriptions including compounded and customized medications, substantially all accounts receivable are paid by credit card at the time of shipment. As discussed in Note 3, Signification Transactions, the sale of Innovations Group sale closed on May 11, 2023. As a result, as of December 31, 2023, no provision for expected credit losses was necessary. Additionally, as of December 31, 2022, we determined that no provision for expected credit losses was necessary.

As of December 31, 2023 and 2022, the total provision for expected credit losses was $0.4 million and $16.2 million, respectively.

Inventories

Inventories primarily consist of stock of medicines and pharmaceutical products finished goods, and are stated at the lower of cost or net realizable value. Cost comprises purchase price and all incidental expenses incurred in bringing the inventory to its present location and condition. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Net realizable value is defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation, with a normal margin to sell. Any adjustments to reduce the cost of inventories to their net realizable value are recognized in earnings in the current period. Once the cost of the inventory is reduced, a new lower-cost basis for that inventory is established, and subsequent changes in facts and circumstances do not result in the restoration or increase in that newly established cost basis. As discussed in Note 3, Signification Transactions, the sale of Innovations Group sale closed on May 11, 2023. As a result, as of December 31, 2023, our inventory balance is zero.

Equity Investment

For the period January 1, 2021 through March 26, 2021, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest, but were able to exercise significant influence. Based on the terms of these privately-held securities, we determined that we exercised significant influence on Glocal, applied the equity method of accounting for our investment in Glocal, and presented our investment in Glocal in equity method investments in the consolidated balance sheets. Any and all gains and losses on privately-held equity securities, realized and unrealized, were recorded in other income (expense) in the consolidated statements of operations. Income recognized in our equity method investments was reduced by the expected amortization from intangible assets recognized through the fair value step-up, until we acquired a controlling financial interest and consolidated Glocal.

As discussed in Note 1, Organization and Business, as of December 31 2023 and 2022, and for the year ended December 31, 2023 and the July 1, 2022 to December 31, 2022 period, we held an interest in the privately-held equity securities of Glocal in which we did not have a controlling interest and were unable to exercise significant influence. Based on the terms of these privately-held securities, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

As discussed in Note 1, Organization and Business, as a result of the bankruptcy proceedings and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” we determined that a reconsideration event occurred on September 19, 2023, which required us to reassess whether UpHealth Holdings was a VIE and whether we continued to have a controlling financial interest in UpHealth Holdings. Based on this assessment, we concluded that UpHealth Holdings was a VIE, and furthermore, that we no longer had the ability to direct any activities of UpHealth Holdings and no longer have a controlling financial interest. Since we no longer had the ability to exercise significant influence over operating and financial policies of UpHealth Holdings, we concluded the investment should be accounted for utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

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

Intangible Assets

Acquired intangible assets subject to amortization are stated at fair value and are amortized using the straight-line method over the estimated useful lives of the assets. Intangible assets that are subject to amortization are reviewed for potential impairment when events or circumstances indicate that carrying amounts may not be recoverable. An impairment charge of $4.2 million was recognized during fiscal 2023 related to our Integrated Care Management segment. In fiscal 2022, an impairment charge of $17.6 million was recognized, consisting of $16.8 million in our Integrated Care Management segment and $0.8 million in our Services segment.

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

Long-Lived Assets

We evaluate long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges of $2.8 million and $4.0 million were recognized during fiscal 2023 and 2022, respectively, both related to the impairment of software licenses in our Integrated Care Management segment.

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

A $42.9 million impairment charge was recognized during fiscal 2023, consisting of a $34.6 million impairment charge in our Integrated Care Management segment, which resulted from the UpHealth Holdings’ filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 19, 2023. See Note 1, Organization and Business, for further information. A $6.4 million impairment charge in our Services segment, and a $1.9 million impairment charge related to our Pharmacy business, which was classified as held for sale as of December 21, 2022 and was sold in the second quarter of 2023.

A $94.6 million impairment charge was recognized in fiscal 2022, consisting of $87.5 million in our Integrated Care Management segment and $1.6 million in our Services segment, and as a result of measurement period adjustments in our Virtual Care Infrastructure segment, we increased goodwill in the amount of $5.5 million in the three months ended March 31, 2022, which was immediately impaired. Additionally, we recognized a $1.8 million impairment charge on the remeasurement of the disposal group held for sale in the three months ended December 31, 2022 in connection with the sale of our Pharmacy business.

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

In evaluating whether new information obtained meets the criteria for adjusting provisional amounts, management must consider all relevant factors, including:

•the timing of the receipt of the additional information that management could have used in its evaluation on or after the acquisition date; and

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

Forward Share Purchase Agreement

On June 3, 2021, we entered into a third-party put option arrangement with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, whereby we assumed the obligation to repurchase our common stock at a future date by transferring cash to KAF under certain conditions. Due to its mandatorily redeemable for cash feature, we recorded such obligation as a forward share purchase liability, and the $18.1 million of cash held in escrow as restricted cash, in our consolidated balance sheets as of December 31, 2021. In April 2022, in accordance with the Forward Share Purchase Agreement, KAF transferred the 170,000 shares of our common stock (recorded on a post-reverse split basis) to us and we transferred to KAF the $18.1 million in cash previously held in escrow and $0.4 million of interest. As of December 31, 2023 and 2022, the 170,000 shares of common stock are recorded as treasury stock in our consolidated balance sheets.

Stock Based Compensation

Our stock-based compensation primarily consists of stock options and RSUs. Stock-based compensation is recognized in the consolidated statements of operations based on the grant date fair value of the awards. The fair value of stock options is determined on the grant date using a Black-Scholes model. The fair value of RSUs is determined by the grant date market price of our common shares. The compensation expense recognized for stock-based awards is recognized ratably over the service period of the awards. We recognize forfeitures as they occur.

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

Estimates of net realizable value are subject to significant judgment and approximation by management. It is possible that actual results could differ from the historical estimates management has used to help determine the net realizable value of revenue. If actual collections either exceed or are less than the net realizable value estimates, we record a revenue adjustment, either positive or negative, for the difference between the estimate of the receivable and the amount actually collected in the reporting period in which the collection occurred. No significant adjustments were recorded in the years ended December 31, 2023 and 2022.

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

Costs of Revenues

Costs of services for professional services, medical and behavioral services, and subscription-based medical language interpretation services includes the costs of direct labor, payroll taxes, and direct benefits of those individuals who provide direct services and/or generate billable hours, and an appropriately allocated portion of indirect overhead.

Costs of licenses and subscriptions includes all the accumulated costs of providing a hybrid cloud-based hosting arrangement; the costs of direct labor, payroll taxes, and direct benefits of those individuals who provide support and maintenance services; and an appropriately allocated portion of indirect overhead.

Costs of products is the accumulated total of all costs used to create a product, which has been sold to generate revenue. These costs include direct materials (resale products and raw and externally sourced materials for internally manufactured products), direct labor, an appropriately allocated portion of indirect overhead, and ancillary costs, such as freight, delivery, insurance, and non-sales and non-income taxes. Direct labor is the direct provision of activities to manufacture or provide a good or service. Indirect overhead includes allocable costs, such as facilities, information technology, and depreciation and amortization costs.

Taxes Collected from Customers and Remitted to Governmental Authorities

We exclude from our measurement of transaction prices all taxes assessed by governmental authorities that are both imposed on and concurrent with a specific revenue-producing transaction and collected from customers. Accordingly, such tax amounts are not included as a component of revenue or costs of revenues in the consolidated statements of operations.

Research and Development Costs

Research and development costs are expensed as incurred and were $4.4 million and $7.9 million for the years ended December 31, 2023 and 2022, respectively.

Advertising, Marketing, and Promotion Expenses

Advertising, marketing, and promotion costs are expensed as incurred. Advertising expense was $1.3 million and $2.9 million for the years ended December 31, 2023 and 2022, respectively, and are included within sales and marketing expenses in the consolidated statements of operations.

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

Legal and Other Contingencies

We are currently involved in various claims and legal proceedings. We review the status of each significant matter and assess our potential financial exposure on a quarterly basis. We accrue a liability for an estimated loss if the potential loss from any claim or legal proceeding is considered probable, and the amount can be reasonably estimated. See Note 19, Commitments and Contingencies, for further information.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of a segment’s profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as additional disclosure on income taxes paid. The ASU is effective on a prospective basis for fiscal years beginning after December 15, 2024 for public entities and early adoption is permitted. We are currently evaluating the impact of adopting of this ASU on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and subsequently issued several supplemental/clarifying ASUs (collectively, “ASC 326”). This ASU requires entities to estimate a lifetime expected credit loss for most financial assets, including trade and other receivables, other long-term financings including available for sale and held-to-maturity debt securities, and loans. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, which amended the scope of ASC 326 and clarified that receivables arising from operating leases are not within the scope of the standard and should continue to be accounted for in accordance with ASC 842. This ASU was effective for us on January 1, 2023, and the adoption did not have a material effect on our consolidated financial statements.

3.    Significant Transactions

Sale of Cloudbreak

On November 16, 2023, the Company and Cloudbreak, entered into the Membership Interests Purchase Agreement with Forest Buyer and an affiliate of GTCR LLC, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer for $180.0 million in cash, subject to certain adjustments for closing indebtedness, net working capital, cash and unpaid transaction expenses related to the Transactions.

In connection and concurrently with the entry into the Membership Interests Purchase Agreement, the Company, Cloudbreak and Forest Buyer entered into the Transaction Support Agreement, dated as of November 16, 2023, with the Consenting Noteholders, pursuant to which the parties thereto agreed, among other things, to support the Membership Interests Purchase Agreement and the Transactions, including the Sale, and to enter into and effect the Supplemental Indentures in connection with the Fundamental Change Repurchase Offer to be made by us pursuant to the terms of the Transaction Support Agreement.

Furthermore, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into the First Lien Supplemental Indenture and Amendment to Security Agreement, dated as of February 9, 2024, which amended the terms of the indenture, dated as of August 18, 2022, by and among the Company, the Guarantors party thereto and Wilmington Trust, in its capacity as trustee and collateral agent thereunder, relating to the 2025 Notes, and the security and pledge agreement, dated as of August 18, 2022, by and among the Company, the Guarantors from time to time party thereto and Wilmington Trust, as collateral agent, relating to the 2025 Notes. The First Lien Supplemental Indenture and Amendment to Security Agreement amended the terms of the First Lien Indenture to, among other things, (a) provide for certain changes to certain of the definitions in the First Lien Indenture, including “Permitted Indebtedness,” “Permitted Investments,” “Permitted Liens,” “Asset Sale,” “Excluded Subsidiary,” and “Significant Subsidiary;” (b) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; (c) provide a carveout for the Sale from the terms of the First Lien Indenture with respect to mergers and sale transactions; (d) delete the rule prohibiting repurchases in connection with a Fundamental Change arising from the Sale at the time the 2025 Notes have been accelerated, and (e) modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting 2025 Noteholders in respect of the Sale to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from the Escrow Accounts (as defined below)), in each case, at a 5.00% premium to the principal amount of such 2025 Notes pursuant to the terms of the Transaction Support Agreement.

In addition, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into the Second Lien Supplemental Indenture, dated June 9, 2021, by and between the Company and BNY Mellon, in its capacity as successor trustee and as collateral agent thereunder, the terms of which amended the Second Lien Indenture to, among other things, (a) add the Guarantors, as a guarantor of the obligations under the 2026 Notes pursuant to the Second Lien Indenture; (b) cause UpHealth and the Guarantors to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (c) in connection with those items described in clauses (a) and (b) above, incorporate provisions similar to those in the First Lien Indenture, including with respect to covenants and events of default, as previously disclosed by the Company and as modified by the First Lien Supplemental Indenture; and (d) provide a carveout for the Sale from the terms of the Second Lien Indenture with respect to mergers and sale transactions. Pursuant to the terms of the Second Lien Indenture, the 2026 Notes are secured by a second-priority lien, subject only to certain permitted liens, in substantially all assets of the Company and the Guarantors, subject to customary exclusions, pursuant to the Second Lien Documents, dated as of February 9, 2024, by and among the Company, the Guarantors and BNY Mellon, as collateral agent on behalf of the 2026 Noteholders.

At a special meeting of our stockholders held on February 29, 2024, the stockholders of the Company approved the Membership Interests Purchase Agreement providing for the Sale of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer, as such Sale constitutes the sale of substantially all of the assets of the Company under Delaware law.

On March 15, 2024, we completed the Closing. Pursuant to the terms of the Membership Interests Purchase Agreement, the Cash Consideration for the Sale was an amount equal to $180.0 million, with adjustments for debt as of the Calculation Time, Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions. The Estimated Cash Consideration payable for the our benefit at the Closing was $180.0 million, less adjustments for the estimated closing debt and cash and the estimated unpaid expenses related to the Transactions. All of the Estimated Cash Consideration was delivered by Forest Buyer to the Escrow Agent and deposited into three segregated escrow accounts established pursuant an escrow agreement, dated March 15, 2024, entered into in accordance with the Escrow Agreement, as follows: (i) $3 million Working Capital Escrow Amount was deposited in a segregated escrow account to satisfy any adjustment to the Cash Consideration; (ii) $27 million Tax Escrow Amount was deposited in a segregated escrow account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions; and (iii) the approximately $139 million Notes Escrow Amount, was deposited in the Notes Escrow Account, the purpose of which is to fund the Fundamental Change Repurchase Offers. The funds in the Notes Escrow Account will be released on approximately June 3, 2024, but no later than June 15, 2024, and will be used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $20 million of the 2025 Notes, plus accrued interest, following which approximately $37 million in aggregate principal amount of 2025 Notes will remain outstanding, which will constitute the entirety of our outstanding long term debt. Funds in the Tax Escrow Account will be used to satisfy our 2024 tax liability in respect of the Transactions and any funds not required for this purpose will be used to repurchase additional 2025 Notes. Funds in the Working Capital escrow will be used to satisfy any of our obligations resulting from a difference between Cloudbreak’s targeted and actual working capital as of the Closing, and any funds not used for this purpose will be used to repurchase additional 2025 Notes.

Following the Closing, in connection with a customary adjustment to the Cash Consideration, which adjustment is expected, in the absence of any disagreement, to be determined within 120 days following the Closing Date, to the extent that the Cash Consideration exceeds the Estimated Cash Consideration, a payment shall be made for the purpose of repurchasing the 2026 Notes and/or the 2025 Notes of an amount equal to the amount by which the Cash Consideration exceeds the Estimated Cash Consideration (up to an excess equal to the amount of the Working Capital Escrow Amount). To the extent that following such customary adjustment to the Cash Consideration, the Estimated Cash Consideration is greater than the Cash Consideration, Forest Buyer and the Company shall cause the Escrow Agent to make payment to Forest Buyer (or its designees) of an amount equal to the lesser of (i) the amount by which the Estimated Cash Consideration exceeds the Cash Consideration, and (ii) the Working Capital Escrow Funds, in each case, from the Working Capital Escrow Account, and after any such payments are made to Forest Buyer, the remaining Working Capital Escrow Funds (if any) shall be used for the repurchase of 2026 Notes and/or 2025 Notes.

Sale of Innovations Group

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of its wholly owned subsidiary, Innovations Group, to Belmar MidCo, Inc., pursuant to the Stock Purchase Agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the period from January 1, 2023 through May 10, 2023, and the three and nine months ended September 30, 2022, and the financial position of Innovations Group as of December 31, 2022 are included in our consolidated financial statements.

In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of December 31, 2022. Assets and liabilities that were classified as held for sale were $65.3 million and $11.1 million, respectively, as of December 31, 2022.

In connection with the held for sale classification, upon the remeasurement of the disposal group to its fair value, less cost to sell, we recorded a loss of $0.5 million in the three months ended March 31, 2023 and a loss of $1.8 million in the three months ended December 31, 2022, which were recorded in goodwill, intangible assets, and other long-lived assets impairment in the consolidated statements of operations. In connection with the sale closing on May 11, 2023, based on net proceeds of $54.9 million, we recorded an additional loss of $1.4 million in the three months ended June 30, 2023, which was recorded in impairment of goodwill, intangible assets, and other long-lived assets in our consolidated statements of operations.

Business Combinations

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

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

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

We identified developed technology and intellectual property, customer relationships, trade names, and a lease as definite-lived intangible assets. Developed technology and intellectual property consisted of Innovations Group’s eMedplus software, which is a full-service prescription management system licensed by the U.S. Drug Enforcement Agency and industry groups. Customer relationships consisted of Innovations Group’s relationships with physician groups, who made up a significant portion of its revenue and used the platform as a prescription management and delivery service without high levels of attrition. Trade names consisted of the MedQuest brand, which customers identified as the supplier of the product they used, and which is licensed by the government and industry groups.

The goodwill is attributable to the workforce of the acquired business and the significant synergies expected to arise after our acquisition of Innovations Group prior to its sale in May 2023, as discussed in Note 1, Organization and Business. The goodwill is not deductible for tax purposes.

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

As discussed in Note 1, Organization and Business, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the year ended December 31, 2022 and the period from January 1, 2023 through May 10, 2023 and the financial position of Innovations Group as of December 31, 2022 are included in our consolidated financial statements, and the financial results for the period from May 11, 2023 to December 31, 2023 and the financial position as of December 31, 2023 are not included in our consolidated financial statements.

Acquisition of Cloudbreak

On June 9, 2021, UpHealth (fka GigCapital2) completed the Cloudbreak Business Combination in an exchange of cash, notes, and common stock interests in UpHealth totaling $142.0 million, net of cash acquired of $0.9 million. The acquisition brings additional software and support synergies to our Virtual Care Infrastructure offerings.

We identified developed technology and intellectual property, customer relationships, and trade names as definite-lived intangible assets. Developed technology and intellectual property primarily consisted of Martti™, Cloudbreak’s core telehealth offering, which is a remote video enabled interpretation software that puts certified medical interpreters alongside clinical care teams at video endpoints in provider networks nationwide. Customer relationships consist of Cloudbreak's core customers, which are comprised of hospitals and health systems, Federally Qualified Healthcare Clinics, urgent care centers, standalone medical practices, and schools nationwide. Trade names consist of the Martti™ trademark.

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

As discussed in Note 1, Organization and Business, on November 16, 2023, we entered into the Membership Interests Purchase Agreement with Cloudbreak and Forest Buyer, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer. On March 15, 2024, we completed the closing of the Sale. Pursuant to the terms of the Membership Interests Purchase Agreement, the Cash Consideration for the Sale was an amount equal to $180.0 million, with adjustments for debt as of the Calculation Time, Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions. The Estimated Cash Consideration at the Closing was $180.0 million, less adjustments for the estimated closing debt and cash and the estimated unpaid expenses related to the Transactions.

Acquisition, Integration and Transformation Costs

For the years ended December 31, 2023 and 2022, we have incurred $44.5 million and $20.1 million, respectively, of costs related to the acquisition, integration, and transformation of UpHealth Holdings and its subsidiaries (Thrasys, BHS, TTC, Glocal, and Innovations Group), and Cloudbreak, which are included in acquisition, integration, and transformation costs in the consolidated statements of operations.

4.    Assets and Liabilities Held for Sale

Innovations Group

On February 26, 2023, we entered into an agreement to sell Innovations Group, one of our subsidiaries within our Services segment. The transaction is closed in the second quarter of 2023. In connection with entering into this agreement, we concluded that the disposal group met the held for sale criteria and classified the assets and liabilities as held for sale as of December 31, 2022.

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

5.    Revenues

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.
As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

Revenues by service offering consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Services	$110,039	$110,953
Licenses and subscriptions	6,548	12,566
Products	13,411	35,284
Total revenues	$129,998	$158,803

Revenues by geography consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Americas	$129,998	$151,899
Asia	—	6,904
Total revenues	$129,998	$158,803

Our revenues are entirely derived from the healthcare industry. Revenue recognized over-time was approximately 87% and 74% of total revenues during the years ended December 31, 2023 and 2022, respectively.

Contract Assets

There were no impairments of contract assets, consisting of unbilled receivables, during fiscal 2023 and 2022, respectively.

The change in contract assets was as follows:

(In thousands)	December 31, 2023	December 31, 2022
Unbilled receivables, beginning of period	$694	$784
Reclassifications to billed receivables	(694)	(784)
Revenues recognized in excess of period billings	603	694
Deconsolidation of subsidiaries	(603)	—
Unbilled receivables, end of period	$—	$694

Contract Liabilities

The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred revenue, beginning of period	$2,738	$2,649
Revenues recognized from balances held at the beginning of the period	(2,738)	(2,027)
Revenues deferred from period collections on unfulfilled performance obligations	3,694	2,980
Deconsolidation of subsidiary	(3,646)	(622)
Reclassified to liabilities held for sale (See Note 4)	—	(242)
Deferred revenue, end of period	$48	$2,738

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

Approximately 2.1% of revenue recognized during the year ended December 31, 2023 was from the deferred revenue balance existing as of December 31, 2022. Approximately 1.3% of the revenue recognized during the year ended December 31, 2022 was from the deferred revenue balance existing as of December 31, 2021.

6.    Supplemental Financial Statement Information

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

Impairment of goodwill, intangible assets, and other long-lived assets consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Impairment of goodwill	$42,924	$94,643
Impairment of intangible assets	4,203	17,627
Impairment of long-lived assets	2,831	3,969
Total impairment of goodwill, intangible assets, and other long-lived assets:	$49,958	$116,239

For the year ended December 31, 2023, we recorded a $42.9 million goodwill impairment charge, consisting of a $34.6 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $6.4 million goodwill impairment charge in our Services segment and a $1.9 million goodwill impairment charge related to our Pharmacy business, which was classified as held for sale as of December 21, 2022 and was sold in the second quarter of 2023.

An impairment charge of $4.2 million was recognized for the year ended December 31, 2023 in the Integrated Care Management segment. For the year ended December 31, 2022, we recorded impairment charges of $17.6 million, consisting of $16.8 million in our Integrated Care Management segment and $0.8 million in our Services segment. For the year ended December 31, 2022, we recorded a $94.6 million goodwill impairment charge, consisting of a $87.5 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $5.5 million increase in goodwill resulting from measurement period adjustments in our Virtual Care Infrastructure segment in the three months ended March 31, 2022, which was immediately impaired, and a $1.6 million goodwill impairment charge in our Services segment.

Property and equipment consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Leasehold improvements	—	868
Electrical and other equipment	—	21
Computer equipment, furniture and fixtures	16,738	16,222
Vehicles	9	302
Capitalized software development costs	5,776	4,404
Construction in progress	1,373	2,590
	23,896	24,407
Accumulated depreciation and amortization	(14,369)	(10,338)
Total property and equipment, net	$9,527	$14,069

As discussed in Note 4, Assets and Liabilities Held for Sale, $4.6 million of property and equipment are included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.

Depreciation expense was $6.5 million and $7.8 million for the years ended December 31, 2023 and 2022, respectively.

For the year ended December 31, 2023, we recorded an impairment charge on long-lived assets of $2.8 million in the Integrated Care Management segment.

Accrued expenses consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Accrued professional fees	$3,265	$14,245
Accrued products and licenses	—	17,820
Accrued payroll and bonuses	6,283	5,163
Accrued interest on debt	846	741
Other accruals	196	794
Total accrued expenses	$10,590	$38,763

Other liabilities, noncurrent consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Derivative liability, noncurrent	$59	$56
Warrant liabilities, noncurrent	17	9
Other liabilities, noncurrent	—	662
Total other liabilities, noncurrent	$76	$727

Other income, net, including interest income consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Gain (loss) on fair value of derivative liability	$(3)	$7,529
Gain (loss) on fair value of warrant liabilities	(8)	242
Other income, net, including interest income	1,079	121
Total other income, net, including interest income	$1,068	$7,892

7.    Intangible Assets

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of December 31, 2023:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of December 31, 2023	$12,975	$5,825	$13,675	$32,475
Accumulated amortization	(3,329)	(2,928)	(3,501)	(9,758)
Intangible assets, net as of December 31, 2023	$9,646	$2,897	$10,174	$22,717

The following table summarizes the gross carrying amount and accumulated amortization for intangible assets as of December 31, 2022:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Total
Gross carrying amount as of December 31, 2022	$15,242	$10,634	$17,613	$43,489
Accumulated amortization	(3,247)	(4,784)	(4,096)	(12,127)
Intangible assets, net as of December 31, 2022	$11,995	$5,850	$13,517	$31,362

The changes in carrying amounts of intangible assets consisted of the following:

(In thousands)	Trade Names	Technology and Intellectual Property	Customer Relationships	Lease	Total
Balance as of December 31, 2021	$29,506	$54,521	$30,612	$674	$115,313
Additions	—	7,250	—	—	7,250
Amortization	(3,003)	(7,711)	(3,147)	(167)	(14,028)
Impairments	(5,428)	(6,009)	(6,190)	—	(17,627)
Deconsolidation of equity investment	—	(34,449)	—	—	(34,449)
Intangible assets, net reclassified to assets held for sale (see Note 4)	(9,080)	(5,718)	(7,758)	(507)	(23,063)
Foreign exchange	—	(2,034)	—	—	(2,034)
Balance as of December 31, 2022	11,995	5,850	13,517	—	31,362
Amortization	(1,494)	(1,403)	(1,545)	—	(4,442)
Impairments	(855)	(1,550)	(1,798)	—	(4,203)
Balance as of December 31, 2023	$9,646	$2,897	$10,174	$—	$22,717

An impairment charge of $4.2 million was recognized for the year ended December 31, 2023 in the Integrated Care Management segment. For the year ended December 31, 2022, we recorded impairment charges of $17.6 million, consisting of $16.8 million in our Integrated Care Management segment and $0.8 million in our Services segment.

As of December 31, 2022, $23.1 million of intangible assets were included in assets held for sale, noncurrent, in the consolidated balance sheets. See Note 4, Assets and Liabilities Held for Sale, for further information.

The estimated useful lives of trade names are 3-10 years, the estimated useful life of technology and intellectual property is 5-7 years, and the estimated useful life of customer relationships is 10 years.

Amortization expense was $4.4 million and $14.0 million for the years ended December 31, 2023 and 2022, respectively.

The estimated amortization expense related to definite-lived intangible assets for the five succeeding years is as follows:

(In thousands)	Trade Name Amortization	Technology and Intellectual Property Amortization	Customer Relationships Amortization	Total
2024	$1,359	$1,204	$1,403	$3,966
2025	1,359	1,204	1,403	3,966
2026	1,359	489	1,403	3,251
2027	1,359	—	1,403	2,762
2028	1,359	—	1,403	2,762
Thereafter	2,851	—	3,159	6,010
	$9,646	$2,897	$10,174	$22,717

8.     Goodwill

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As a result of UpHealth Holdings filing a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on September 19, 2023 (See Note 1, Organization and Business, for further information), which was determined to be an indicator of impairment, we performed a goodwill impairment assessment as of September 30, 2023. As a result, in the three months ended September 30, 2023, we recorded a $34.6 million goodwill impairment charge in our Integrated Care Management segment.

For the year ended December 31, 2023, we recorded a $42.9 million goodwill impairment charge, consisting of a $34.6 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $6.4 million goodwill impairment charge in our Services segment and a $1.9 million goodwill impairment charge related to our Pharmacy business, which was classified as held for sale as of December 21, 2022 and was sold in the second quarter of 2023.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

As a result of indicators of impairment identified during the three months ended September 30, 2022, we performed a goodwill impairment assessment as of September 30, 2022, which included both qualitative and quantitative assessments. Our assessment included a comparison of the carrying value to an estimated fair value using a market approach based on our market capitalization. Based on this assessment, we concluded the fair value of two segments were below the carrying value primarily due to changes in our market valuation and financial performance. As a result, in the three months ended September 30, 2022, we recorded a goodwill impairment in the amount of $89.1 million, consisting of $87.5 million in our Integrated Care Management segment and $1.6 million in our Services segment.

For the year ended December 31, 2022, we recorded a $94.6 million goodwill impairment charge, consisting of a $87.5 million goodwill impairment charge in our Integrated Care Management segment, as discussed above, a $5.5 million increase in goodwill resulting from measurement period adjustments in our Virtual Care Infrastructure segment in the three months ended March 31, 2022, which was immediately impaired, and a $1.6 million goodwill impairment charge in our Services segment, as discussed above.

As discussed in Note 4, Assets and Liabilities Held for Sale, $35.4 million of goodwill was included in assets held for sale, noncurrent, in the consolidated balance sheet as of December 31, 2022.

The changes in the carrying amount of goodwill consisted of the following:

(In thousands)	Goodwill
Balance as of December 31, 2021	284,268
Measurement period adjustments	5,403
Goodwill reclassified to assets held for sale (see Note 4)	(35,353)
Impairments	(94,643)
Balance as of December 31, 2022	$159,675
Impairments	(42,924)
Deconsolidation of subsidiaries	(36,441)
Balance as of December 31, 2023	$80,310

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

As discussed in Note 1, Organization and Business, we deconsolidated Glocal as of July 1, 2022; accordingly, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

10.    Debt

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

Debt consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
2025 Notes	$57,227	$67,500
2026 Notes	115,000	115,000
Total debt	172,227	182,500
Less: unamortized original issue and debt discount	(25,703)	(36,538)
Total debt, net of unamortized original issue and debt discount	146,524	145,962
Less: current portion of debt	—	—
Noncurrent portion of debt	$146,524	$145,962

2025 Senior Secured Convertible Notes and Indenture

On August 12, 2022, we entered into the Indenture governing our 2025 Notes with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”) in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of 2025 Notes issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock, following the reverse stock split, with a value of $0.7 million. The 2025 Notes are convertible following the reverse split of our shares into 3,857,142 shares of our common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 12.21% for our December 15, 2022 interest payment date and 14.41% for our December 15, 2023 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require us to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that we sell assets with net proceeds in excess of $15.0 million, then we will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20.0% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any. We may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. We will settle conversions solely in shares of our common stock, except for payments of cash in lieu of fractional shares.

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

On February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture and amendment to security and pledge agreement which amended the terms of the Indenture governing our 2025 Notes. See Supplemental Indentures and Waivers and Rescission Agreements below for further information.

Total interest expense related to the 2025 Notes consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Contractual variable interest expense	$9,163	$3,127
Debt issuance costs amortization	846	241
Total interest expense	$10,009	$3,368

Included in the debt issuance costs amortization in the year ended December 31, 2023 was a write-off of $0.3 million, which was the proportionate share of the remaining debt issuance costs related to the repurchased 2025 Notes.

In December 2023, Wilmington Trust, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.38% for our March 15, 2024 interest payment date. In March 2024, Wilmington Trust, in its capacity as calculation agent, notified us of the quarterly rate reset of 14.33%. for our June 15, 2024 interest payment date.

2026 Secured Convertible Notes and Indenture

On January 20, 2021, GigCapital2 entered into convertible note subscription agreements, each dated January 20, 2021 and amended on June 8, 2021, with certain institutional investors, pursuant to which GigCapital2 agreed to issue and sell unsecured convertible notes in a private placement to close immediately prior to the closing of the Business Combinations.

On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an Indenture with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and were convertible following the reverse split of our shares into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of December 31, 2023 and 2022, the fair value of the derivative was $0.1 million and $0.1 million, respectively, all of which was included in other liabilities, noncurrent, in our consolidated balance sheets.

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

On February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture which amended the terms of the Indenture governing our 2026 Notes. See Supplemental Indentures and Waivers and Rescission Agreements below for further information.

Total interest expense related to the 2026 Notes consisted of the following:

	For the year ended December 31,
(In thousands)	2023	2022
Contractual variable interest expense	$7,839	$8,981
Derivative accretion	8,839	11,108
Debt issuance costs amortization	1,150	1,439
Total interest expense	$17,828	$21,528

Supplemental Indentures

On February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into the First Lien Supplemental Indenture and Amendment to Security Agreement, which amends the terms of the indenture, dated as of August 18, 2022, by and among the Company, the Guarantors (as defined below) party thereto and Wilmington Trust, in its capacity as trustee and collateral agent thereunder, relating to the 2025 Notes (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the First Lien Indenture), and the security and pledge agreement, dated as of August 18, 2022, by and among the Company, the Guarantors from time to time party thereto and Wilmington Trust, as collateral agent, relating to the 2025 Notes (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the First Lien Documents. The First Lien Supplemental Indenture and Amendment to Security Agreement amends the terms of the First Lien Indenture to, among other things, (a) provide for certain changes to certain of the definitions in the First Lien Indenture, including “Permitted Indebtedness,” “Permitted Investments,” “Permitted Liens,” “Asset Sale,” “Excluded Subsidiary,” and “Significant Subsidiary;” (b) provide for certain modifications to covenants of the Company and certain changes with respects to events of default; (c) provide a carveout for the Sale from the terms of the First Lien Indenture with respect to mergers and sale transactions; (d) delete the rule prohibiting repurchases in connection with a Fundamental Change arising from the Sale at the time the 2025 Notes have been accelerated, and (e) modify the provisions in respect of repurchases of 2025 Notes as a result of a Fundamental Change for the Consenting 2025 Noteholders in respect of the Sale to account for a multi-step process for the repurchase of the 2025 Notes (i.e., to require a repurchase offer at Closing and in connection with subsequent paydowns with the proceeds of released funds from certain segregated escrow accounts to be established prior to the Closing pursuant to one or more escrow agreements in a customary form to be agreed upon as provided under the Membership Interests Purchase Agreement by Forest Buyer, the Company, the Required Noteholders (as defined in the Proxy Statement) and an escrow agent), in each case, at a 5.00% premium to the principal amount of such 2025 Notes pursuant to the terms of the Transaction Support Agreement.

Furthermore, the First Lien Supplemental Indenture and Amendment to Security Agreement amends the terms of the First Lien Security Agreement to (i) reduce the deadline for timely performance of certain covenants by the Company and the Guarantors from 20 business days to 7 business days, and (ii) provide that in the event the collateral agent exercises certain voting and other rights in respect of the capital stock and other securities of the Guarantors upon the occurrence or during the continuation of an event of default under the First Lien Indenture, the collateral agent’s notice to a Guarantor may be provided concurrently with such exercise.

In addition, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company entered into the Supplemental Indentures by and between the Company and BNY Mellon, in its capacity as successor trustee and as collateral agent thereunder (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the Indentures), the terms of which amend the Second Lien Indenture to, among other things, (a) add the Guarantors, as a guarantor of the obligations under the 2026 Notes pursuant to the Second Lien Indenture; (b) cause UpHealth and the Guarantors to grant a second-priority security interest on the same collateral that secures the 2025 Notes; (c) in connection with those items described in clauses (a) and (b) above, incorporate provisions similar to those in the First Lien Indenture, including with respect to covenants and events of default, as previously disclosed by the Company and as modified by the First Lien Supplemental Indenture; and (d) provide a carveout for the Sale from the terms of the Second Lien Indenture with respect to mergers and sale transactions.

Pursuant to the terms of the Second Lien Indenture, the 2026 Notes are secured by a second-priority lien, subject only to certain permitted liens, in substantially all assets of the Company and the Guarantors, subject to customary exclusions, pursuant to the Second Lien Documents, by and among the Company, the Guarantors and BNY Mellon, as collateral agent on behalf of the 2026 Noteholders.

At any time when the Company and its subsidiaries receive Net Proceeds (as defined in the Second Lien Indenture) from an Asset Sale (as defined in the Second Lien Indenture), so long as the 2025 Notes have been repaid in full or to the extent the Company’s Fundamental Change Repurchase Offer in respect of the 2025 Notes has been declined by the holders of the 2025 Notes then outstanding, the Company will make an Asset Sale Offer to all 2026 Noteholders to repurchase 2026 Notes for an aggregate amount of cash equal to 100.0% of such Net Proceeds (excluding, for the avoidance of doubt, any Net Proceeds previously applied to the repurchase of any 2025 Notes or 2026 Notes pursuant to any preceding Asset Sale Offer), at a repurchase price per 2026 Note equal to 100.0% of the principal amount thereof, plus accrued and unpaid interest, if any, plus any remaining amounts that would be owed to, but not excluding, the Maturity Date.

In addition, each party to the Supplemental Indentures has expressly agreed that the Supplemental Indentures will be deemed not to affect any rights or obligations of any subsidiary of the Company that is, as of the date of the Supplemental Indentures, a debtor or debtor in possession in the Chapter 11 Proceedings. In accordance with the terms of the Indentures, the Company received consents to the Supplemental Indentures from the holders of $43,357,000 in aggregate principal amount of 2025 Notes, representing approximately 75.76% of the aggregate principal amount of the outstanding 2025 Notes, and the holders of $86,329,000 in aggregate principal amount of 2026 Notes, representing approximately 75.07% of the aggregate principal amount of the outstanding 2026 Notes.

The amendments set forth in the Supplemental Indentures will become effective as of the date upon which the Company has paid all reasonable costs and expenses, disbursements and advances incurred or made by Wilmington Trust and BNY Mellon, respectively, in connection with the Supplemental Indentures to the extent due and payable pursuant to the terms of the First Lien Documents and the Second Lien Supplemental Indenture, respectively. As previously disclosed by the Company in the November 20 Current Report, pursuant to the terms of the Transaction Support Agreement, the Supplemental Indentures may not be amended, modified or terminated in a manner that is material and adverse to Forest Buyer without its prior written consent.

In connection with the entry into the Supplemental Indentures, on February 9, 2024, Wilmington Trust, in its capacity as trustee and collateral agent on behalf of the 2025 Noteholders, and BNY Mellon, in its capacity as successor trustee and collateral agent on behalf of the 2026 Noteholders, entered into an intercreditor agreement, dated as of February 9, 2024, and acknowledged by the Company and the Guarantors (the “Intercreditor Agreement”), the terms of which, among other things, confirm the relative priority of their respective Liens (as defined in the applicable Indenture) in the Collateral (as defined in the applicable Indenture) and provide for the application, in accordance with such priorities, of proceeds of such Collateral.

The foregoing description of the First Lien Supplemental Indenture and Amendment to Security Agreement, the Second Lien Supplemental Indenture, and the Second Lien Security Agreement and the transactions contemplated thereby is not complete and is subject to, and qualified in its entirety by reference to, the full text of the First Lien Supplemental Indenture and Amendment to Security Agreement, the Second Lien Supplemental Indenture, and the Second Lien Security Agreement, respectively.

Waivers and Rescission Agreements

In connection with the entry into the Supplemental Indentures, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company, Cloudbreak and the Consenting 2025 Noteholders entered into the Waiver and Recission Agreement, pursuant to which the Consenting 2025 Noteholders have agreed to waive, with respect to the Company and Cloudbreak, the specified events of default under Indenture governing the 2025 Notes and rescind, with respect to the Company and Cloudbreak, the 2025 Notes Acceleration.

Furthermore, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company and the Consenting 2026 Noteholders entered into the Waivers and Rescission Agreements, pursuant to which the Consenting 2026 Noteholders have agreed to waive, with respect to the Company and Cloudbreak, the events of default under Indenture governing the 2026 Notes.

Upon the effectiveness of the Waivers and Rescission Agreements and until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii) the termination of the Transaction Support Agreement in accordance with the terms thereof, each of the Consenting Noteholders has agreed not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes (as applicable) as a result of the failure of the Company to issue a Fundamental Change Company Notice (as defined in the applicable Indenture) or to conduct or consummate a Fundamental Change repurchase pursuant to Article 15 of the Indenture, in each case, in the event of the Delisting Fundamental Change.

The events of default were waived and we do not anticipate any provisions will be violated during the next reporting period, accordingly, we classified the $146.5 million of debt as noncurrent at December 31, 2023.

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

Related Party Debt

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements.

The following information discloses our related party debt at deconsolidation:

One of our subsidiaries had notes payable to related parties totaling $0.2 million and $0.2 million as of September 30, 2023 and December 31, 2022, respectively. The notes bear interest at rates of 3.50% per annum. The notes are payable in eight quarterly installments starting from October 1, 2022, or upon a liquidity event, as defined in the note agreement. The accrued interest payable was zero as of both September 30, 2023 and December 31, 2022. Interest expense was $8 thousand and $42 thousand for the nine months ended September 30, 2023 and the year ended December 31, 2022, respectively. Payments of $0.1 million and $0.4 million were made during the years ended December 31, 2022 and 2021, respectively.

Seller Notes

As part of the purchase price consideration for several of UpHealth Holdings’ merger entities, we entered into seller notes payable to their former shareholders, which accrue interest at specific rates, per the respective merger agreements. On June 9, 2021, in connection with the closing of the Business Combination, we paid $88.1 million of the seller notes. In August 2021, we paid an additional $11.1 million of the seller notes and deferred the maturity date to September 2022. In August 2022, we paid the remaining $18.7 million of seller notes plus accrued interest of $1.9 million. As of December 31, 2023 and 2022, the seller notes totaled zero. Interest expense was $1.2 million for the year ended December 31, 2022.

Contractual Maturities

As of December 31, 2023, long-term debt contractual maturities, excluding unamortized original issue discount, were as follows:

(In thousands)
2024	$—
2025	57,227
2026	115,000
2027	—
2028	—
Total	$172,227

11.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of December 31, 2023 and 2022, the fair values of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of short-term and long-term debt instruments approximate their carrying values.

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

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$59	$59
Warrant liability	—	17	—	17
	$—	$17	$59	$76

	December 31, 2022
(In thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash equivalents - money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681
Liabilities:
Derivative liability	$—	$—	$56	$56
Warrant liability	—	9	—	9
	$—	$9	$56	$65

Money Market Funds

As of December 31, 2023, we had no cash equivalents. As of December 31, 2022, our cash equivalents consisted of money market funds which were classified as Level 1. We used observable prices in active markets in determining the classification of our money market funds as Level 1. There were no transfers between the hierarchy levels during the year ended December 31, 2023 or 2022.

The fair value and amortized cost of our cash equivalents - money market funds were both zero as of December 31, 2023.

Cash equivalents as of December 31, 2022 were as follows:

	December 31, 2022
(In thousands)	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value
Cash equivalents:
Money market funds	$1,681	$—	$—	$1,681
	$1,681	$—	$—	$1,681

Derivative Liability

In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. As of December 31, 2023 and 2022, the fair value of the derivative was $0.1 million and $0.1 million, respectively, all of which were included in other liabilities, noncurrent, in the consolidated balance sheets. See Note 10, Debt, for further information. Total other income for the years ended December 31, 2023 and 2022, included a $3.0 thousand loss on the fair value of derivative liability and a $7.5 million gain on the fair value of the derivative liability, respectively.

The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model. The significant assumptions used in the model were:

	December 31, 2023	December 31, 2022
Stock price	$1.90	$1.63
Volatility	100.0%	95.0%
Risk free rate	4.51%	4.17%
Exercise price	$106.50	$106.50
Expected life (in years)	2.95	3.44
Conversion periods	5 months-3 years	2 years-4 years
Future share price	$5.90-$594.30	$0.10-$405.60

The change in the fair value of the Level 3 derivative liability for the years ended December 31, 2023 and 2022 are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Fair value, beginning of period	$56	$7,977
Settlement	—	(392)
Change in fair value	3	(7,529)
Fair value, end of period	$59	$56

The settlement is included in loss on extinguishment of debt in the consolidated statement of operations.

2021 Private Placement Warrants and 2021 PIPE Warrants

We have classified the 2021 Private Placement Warrants and 2021 PIPE Warrants (the “2021 Private Placement Warrants”) and the 2021 PIPE Warrants (the “2021 PIPE Warrants”) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. See Note 12, Capital Structure, for further information. As of December 31, 2023, the fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants was determined to be $0.02 per warrant, totaling $11 thousand and $6 thousand, respectively, and are included in warrant liabilities in the consolidated balance sheets. As of December 31, 2022, the fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants was determined to be $0.01 per warrant, totaling $6 thousand and $3 thousand respectively, and are included in warrant liabilities in the consolidated balance sheets.

Gain or loss due to the fair value changes in the 2021 Private Placement Warrants and the 2021 PIPE Warrants, both of which are included in other income, net in our consolidated statements of operations, consisted of the following:

(In thousands)	For the year ended December 31,
	2023	2022
Gain (loss) on fair value of Private Placement warrant liabilities	$(5)	$158
Gain (loss) on fair value of PIPE warrant liabilities	(3)	84
	$(8)	$242

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

There were no transfers between fair value levels during the years ended December 31, 2023 or 2022.

12.    Capital Structure

Preferred Stock

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000 shares of preferred stock, par value $0.0001 with such designation, rights and preferences as may be determined from time to time by our board of directors. As of December 31, 2023 and 2022 there were no shares of preferred stock outstanding.

Common Stock

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock, par value of $0.0001. As of December 31, 2023, there were 18,841,142 shares of common stock issued, and 18,671,142 shares of common stock outstanding. As of December 31, 2022, there were 15,224,431 shares of common stock issued and 15,054,431 shares of common stock outstanding.

As discussed in Note 1, Organization and Business, we have retroactively adjusted the shares issued and outstanding prior to December 8, 2022, to give effect to the 10:1 Reverse Stock Split.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance as of December 31, 2023 (recorded on a post-reverse split basis) were as follows:

(In thousands)	Number of Shares
Restricted stock units outstanding under 2021 EIP	522
Restricted stock units outstanding under 2023 IEIP	200
Stock options outstanding under Cloudbreak Plan	48
Shares issuable upon conversion of 2025 Notes	3,857
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of 2021 Public Warrants	1,725
Shares issuable upon conversion of the 2023 Private Placement Series A Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Series B Warrants	3,000
Shares issuable upon conversion of 2021 Private Warrants	57
Shares issuable upon conversion of 2021 PIPE Warrants	30
Shares available for future grant under 2021 EIP	1,316
Shares available for future grant under 2023 IEIP	400
15,235

2021 Public Warrants

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

As of December 31, 2023, there were 1,811,749 warrants outstanding, including 1,725,000 Public Warrants, 56,750 Private Placement Warrants, and 29,999 PIPE Warrants (on a post-reverse split basis) (see Private Placement and Pipe Subscription Agreements below).

2021 Private Placement

The GigCapital2 (now UpHealth, Inc.) founders purchased in a private placement sale (the “2021 Private Placement”), that occurred simultaneously with the completion of the closing of the GigCapital2 initial public offering, an aggregate of 49,250 units (the “Private Placement Units”) at a price of $100.00 per unit (on a post-reverse split basis). The founders also purchased from GigCapital2 an aggregate of 7,500 private placement units at a price of $100.00 per unit (on a post-reverse split basis) in a private placement that occurred simultaneously with the completion of the second closing of the GigCapital2 initial public offering with the exercise of the over-allotment option, for a total of 56,750 Private Placement Units. Among the Private Placement Units, 48,125 units (on a post-reverse split basis) were purchased by GigCapital2's sponsor, 2,990 units (on a post-reverse split basis) were purchased by EarlyBirdCapital, Inc., a GigCapital2 underwriter, and 5,635 units (on a post-reverse split basis) were purchased by Northland Gig2 Investment LLC, a GigCapital2 underwriter. Each Private Placement Unit consists of one share of GigCapital2’s common stock, $0.0001 par value, one warrant, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of GigCapital2’s initial business combination. Warrants (the “Private Placement Warrants”) will be exercisable for $115.00 per share (on a post-reverse split basis), and the exercise price of the Private Placement Warrants may be adjusted in certain circumstances as described in terms of the warrant agreement.

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

We accounted for the Private Placement Warrants as liabilities at fair value on the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized as a component of other income (expense) in the consolidated statements of operations. See Note 11, Fair Value of Financial Instruments, for further information. As of December 31, 2023, the fair value of the 2021 Private Placement Warrants was $11 thousand, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2023, we recorded a $5 thousand loss due to the fair value changes in the 2021 Private Placement Warrants, which is included in gain (loss) in fair value of warrant liabilities in the consolidated statement of operations.
2021 PIPE Subscription Agreements

On January 20, 2021, GigCapital2 (now UpHealth, Inc.) entered into subscription agreements, each dated January 20, 2021 and amended June 8, 2021 (the “2021 PIPE Subscription Agreements”), with certain institutional investors (collectively the “PIPE Investors”), pursuant to which GigCapital2 agreed to issue and sell to the PIPE Investors, in private placements to close immediately prior to the closing of the Business Combinations, an aggregate of 300,000 shares (the “2021 PIPE Shares”) at $100.00 per share, plus warrants to purchase up to an additional 29,999 shares of common stock (one warrant for every 10 PIPE Shares purchased) at an exercise price of $115.00 per share (the “2021 PIPE Warrants”), for an aggregate purchase price of $30.0 million (collectively the “2021 PIPE Investment”). The PIPE Investment was consummated immediately prior to the closing of the Business Combinations. The total proceeds received from the PIPE Investment were $28.5 million, net of placement fee costs of $1.5 million.

We accounted for the PIPE Warrants as liabilities at fair value in the consolidated balance sheets, due to their redemption characteristics, with changes in fair value recognized in gain (loss) on fair value of warrant liabilities in the consolidated statements of operations. See Note 11, Fair Value of Financial Instruments, for further information. As of December 31, 2023, the fair value of the PIPE Warrants was $6 thousand, which is included in warrant liabilities in the consolidated balance sheets. During the year ended December 31, 2023, we recorded a $3 thousand loss due to the fair value changes in the 2021 PIPE Warrants, which is included in gain (loss) in fair value of warrant liabilities in the consolidated statement of operations.

2023 Private Placement

On March 9, 2023, we entered into a Securities Purchase Agreement, with a single institutional investor, pursuant to which we agreed to issue and sell (i) 1,650,000 shares of our common stock, par value $0.0001 per share (the “Shares”); (ii) warrants that are exercisable six months from the date of issuance and will have a term of five years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “2023 Series A Warrants”); (iii) warrants that are exercisable six months from the date of issuance and will have a term of two years from the initial exercise date to purchase up to an additional 3,000,000 shares of our common stock (the “2023 Series B Warrants” and, collectively with 2023 Series A Warrants, the “2023 Common Stock Purchase Warrants”); and (iv) pre-funded warrants (the “2023 Pre-Funded Warrants,” and together with the 2023 Common Stock Purchase Warrants, the “2023 Private Placement Warrants”) to purchase an additional 1,350,000 shares of our common stock (all of such shares issuable upon exercise of the 2023 Private Placement Warrants), in a private placement (the “ 2023 Private Placement”). On March 13, 2023, we completed the closing of the 2023 Private Placement. The purchase price of each Share was $1.50, the exercise price of each 2023 Common Stock Purchase Warrant is $2.04, and the exercise price of each 2023 Pre-Funded Warrant is $0.0001, and the purchase price of each 2023 Pre-Funded Warrant was $1.4999. The aggregate gross proceeds to us from the 2023 Private Placement were approximately $4,500,000, before deducting the placement agent fees and other offering expenses. We intend to use the net proceeds from the offering for general corporate purposes, including working capital.

On June 6, 2023, 100,000 2023 Pre-Funded Warrants were exercised, on August 17, 2023, 549,000 2023 Pre-Funded Warrants were exercised and on November 21, 2023, 701,000 Pre-Funded Warrants were exercised, bringing the total outstanding to zero as of December 31, 2023.

Forward Share Purchase Agreement

On June 3, 2021, we entered into a forward share purchase agreement (the “FPA”) with Kepos Alpha Fund L.P. (“KAF”), a Cayman Islands limited partnership, pursuant to which KAF may elect to sell and transfer to us and we will purchase from KAF, on September 8, 2021 or, in KAF’s sole discretion, any one calendar month anniversary of that date (the “Closing Date”), up to 170,000 shares of our common stock (on a post-reverse split basis) that are held by KAF at the closing of the Business Combinations. In August 2021, we entered into an amendment to the FPA, which deferred the Closing Date to no earlier than January 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $103.02 per KAF Share, plus (b) in the event that the Closing Date occurs after September 8, 2021, $0.8460 per KAF Share for each month (prorated for a partial month) following September 8, 2021.

On January 7, 2022, we entered into a second amendment to the FPA, which deferred the Closing Date to no earlier than April 9, 2022, provided if (a) we issue any new equity securities, whether of existing or new classes, or (b) an event occurs having a material adverse effect on our management operations, KAF will have the right to designate a Closing Date following such issuance or occurrence on three business days' notice to us. The per share price at which KAF has the right to sell the KAF Shares to us is (a) $106.41 per KAF Share, plus (b) in the event that the Closing Date occurs after January 9, 2022, $0.8460 per KAF Share for each month (prorated for a partial month) following January 9, 2022.

Notwithstanding anything to the contrary in the FPA, KAF is allowed at its election to sell any or all of the KAF Shares in the open market commencing after the closing of the Business Combinations, as long as the sales price is above $101.00 per Share. Nothing in the FPA prohibits or restricts KAF with respect to the purchase or sale of our warrants. In exchange for our commitment to purchase the KAF Shares on the Closing Date, KAF agreed to continue to hold, and not offer, sell, contract to sell, pledge, transfer, assign, or otherwise dispose of, directly or indirectly, or hedge (including any transactions involving any derivative securities and including any Short Sales (as defined below) involving any of our securities) the KAF Shares prior to Closing Date. “Short Sales” include, without limitation, all “short sales” as defined in Rule 200 promulgated under Regulation SHO under the Securities and Exchange Act of 1934 (the “Exchange Act”), whether or not against the box, and all types of direct and indirect stock pledges, forward sales contracts, options, puts, calls, short sales, swaps, “put equivalent positions” (as defined in Rule 16a-1(h) under the Exchange Act) and similar arrangements (including on a total return basis), and sales and other transactions through non-U.S. broker dealers or foreign regulated brokers. KAF is permitted to pledge the KAF Shares in connection with a bona fide margin agreement (and such a pledge is not considered to be a transfer, sale or assignment of the KAF Shares).

In April 2022, in accordance with the FPA, KAF transferred the 170,000 shares of our common stock (such amount prior to the reverse split of shares) to us and we transferred to KAF the $18.1 million in cash previously held in escrow and $0.4 million of interest.

2015 Cloudbreak Incentive Plan

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

The following table summarizes stock option activity under the Cloudbreak Plan (recorded on a post-reverse split basis):

(In thousands, except per share amounts)	Number of Stock Options	Weighted Average Exercise Price per Stock Option
Outstanding as of December 31, 2021	151	$48.15
Options exercised	(10)	2.40
Options forfeited or expired	(3)	73.80
Outstanding as of December 31, 2022	138	50.76
Options forfeited or expired	(90)	54.55
Outstanding as of December 31, 2023	48	43.63

As of December 31, 2023, there was $35 thousand of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 0.55.

On March 15, 2024, we completed the Sale of Cloudbreak to Forest Buyer, and in accordance with the Cloudbreak Plan, the 48,035 unvested outstanding options as of such date were immediately vested and will expire on September 15, 2024 if unexercised.

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

In conjunction with the approval of the 2021 EIP, our Board of Directors also adopted a form of Restricted Stock Units Agreement (the “RSU Agreement”) and a form of Stock Option Agreement (the “Stock Option Agreement”) that we will generally use for grants under our 2021 EIP. The RSU Agreement provides that RSUs will vest over a fixed period and be paid as shares of common stock, and that the unvested RSUs will expire upon certain terminations of the grantees’ employment or other service relationship with us. The Stock Option Agreement provides that stock options will vest over a fixed period, and that the unvested options will expire upon certain terminations of the grantees’ employment or other service relationship with us.

We had 1,315,646 and 1,086,452 shares available for grant as of December 31, 2023 and 2022, respectively.

The following table summarizes our RSU activity under the 2021 EIP (recorded on a post-reverse split basis):

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2021	1,070	$54.62
RSUs granted	1,206	$5.08
RSUs vested and issued	(846)	$62.09
RSUs forfeited	(552)	$9.98
Outstanding as of December 31, 2022	878	$7.42
RSUs granted	1,664	$1.79
RSUs vested and issued	(757)	$5.85
RSUs forfeited	(1,263)	$2.31
Outstanding as of December 31, 2023	522	$3.10

Subsequent to December 31, 2023, 53,516 performance-based RSUs were accelerated and 128,122 RSUs were accelerated under the 2021 EIP in connection with the Sale of Cloudbreak, as discussed in Note 1, Organization and Business.

As of December 31, 2023, there was $1.3 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 1.76.

2023 Inducement Equity Incentive Plan

On May 1, 2023, for purposes of facilitating grants of equity awards to individuals as an inducement to the commencement of employment with us, our Board of Directors approved and adopted each of the UpHealth, Inc. Inducement Equity Incentive Plan (the “2023 IEIP”) providing for the issuance of an aggregate of up to 600,000 shares of UpHealth common stock pursuant to awards granted thereunder, and a form of Inducement RSU Agreement and Notice of Grant (the “Inducement RSU Agreement”) that we will generally use for grants under the

2023 IEIP. The Inducement RSU Agreement provides that RSUs will vest over a fixed period and be paid as shares of common stock, and that the unvested RSUs will expire upon certain terminations of the grantees’ employment or other service relationship with us. The 2023 IEIP does not provide for an automatic increase in the number of shares of common stock reserved for issuance pursuant to awards granted under the 2023 IEIP.

We had 400,000 and zero shares available for grant as of December 31, 2023 and 2022, respectively.

The following table summarizes our RSU activity under the 2023 IEIP:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2022	—	$—
RSUs granted	360	$1.14
RSUs forfeited	(160)	$1.01
Outstanding as of December 31, 2023	200	$1.24

As of December 31, 2023, there was $0.1 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.03 years.
Stock-based Compensation
During the year ended December 31, 2023 and 2022, we recorded stock-based compensation expense totaling $3.7 million and $6.5 million, respectively, all of which was attributed to our general and administrative function.
13.    Income Taxes

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings as of December 31, 2022 and financial results of UpHealth Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

The sources of loss before income tax benefit are as follows:

(In thousands)	For the year ended December 31,
Current:	2023	2022
Domestic	$(57,634)	$(346,468)
Foreign	—	114,149
Total	$(57,634)	$(232,319)

Income tax benefit consisted of the following:

(In thousands)	For the year ended December 31,
Current:	2023	2022
Federal	$—	$—
State	(18)	159
Foreign	—	—
Total current expense	(18)	159
Deferred:
Federal	(1,301)	(7,192)
State	101	(1,435)
Foreign	—	(916)
Total deferred benefit	(1,200)	(9,543)
Income tax benefit	$(1,218)	$(9,384)

Income tax benefit differed from the amount that would be provided by applying the U.S. federal statutory rate due to the following:

(In thousands)	For the year ended December 31, 2023		For the year ended December 31, 2022
	Amount	Tax Rate	Amount	Tax Rate
Loss before income taxes	$(57,634)		$(232,319)
Federal statutory income tax	(12,103)	21.00%	(48,787)	21.00%
State income tax, net of federal benefit	110	(0.19)%	(9,324)	4.01%
Foreign differential rate	—	—%	(357)	0.15%
Goodwill impairment	7,273	(12.62)%	18,380	(7.91)%
Transactions costs	3,147	(5.46)%	187	(0.08)%
Permanently disallowed interest expense	1,646	(2.86)%	2,544	(1.10)%
Valuation allowance	(2,750)	4.77%	51,670	(22.24)%
Deconsolidation of subsidiary	(2,412)	4.19%	(24,766)	10.66%
Tax gain on sale of Innovations Group	1,760	(3.05)%	—	—%
Other	2,111	(3.66)%	1,069	(0.46)%
Effective income tax rate	$(1,218)	2.11%	$(9,384)	4.04%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

(In thousands)	December 31, 2023	December 31, 2022
Deferred Tax Assets
Accrued expenses	$1,553	$5,863
Transactions costs	7,453	88
Net operating loss carryforwards	9,112	10,208
Stock compensation	2,048	2,109
Provision for expected credit losses	102	4,097
Disallowed interest expense	4,041	789
Unrealized loss from fair market value adjustment on derivatives	—	14
Investment in Glocal	40,193	40,432
Other	440	865
Total deferred tax assets	64,942	64,465
Deferred Tax Liabilities
Property, plant and equipment	(882)	(1,169)
Intangibles	(5,251)	(5,156)
Convertible debt accretion	(5,420)	(7,670)
Investment in deconsolidated entities	(4,611)	—
Total deferred tax liabilities	(16,164)	(13,995)
Less: valuation allowance	(48,778)	(51,670)
Net deferred tax asset (liability)	$—	$(1,200)

We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or tax attributes can be utilized. To this end, we consider the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies, and projected future taxable income. Based on these above considerations, and consistent with our conclusion as of December 31, 2022, we continue to believe it is more likely than not that a portion of the benefit from the deferred tax assets will not be realized, and as such has recorded a valuation allowance of $48.8 million against our deferred tax assets as of December 31, 2023. The net change in the valuation allowance for the years ended December 31, 2023 and 2022 are $(2.9) million and $51.7 million, respectively.

As a result of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, deferred tax assets and liabilities related primarily to certain intangibles, fixed assets and accrued liabilities were written off, and we recorded a deferred tax liability related to the book to tax basis difference in the Thrasys and TTC investments.

As of December 31, 2023, the Company had approximately $7.5 million of federal net operating loss (“NOL”) carryforward and $1.6 million of state NOL carryforward. The federal NOL carryforward will carry forward indefinitely. The state NOL carryforward will begin expiring in 2032. A valuation allowance has been recorded against these deferred tax assets.

As of December 31, 2023 and 2022, respectively, we had no accumulated unremitted earnings from foreign subsidiaries.

The following table summarizes the activity related to our unrecognized tax benefits:

	For the year ended December 31,
	2023	2022
Beginning balance	$—	$1,703
Changes for prior year tax positions	4,519	(1,703)
Ending balance	$4,519	$—

As of December 31, 2023 and 2022 we had uncertain tax positions of $4.5 million and zero, respectively.

The Internal Revenue Service (“IRS”) audited the 2008 and 2009 tax returns for a business in our Integrated Care Management segment for the proper year of inclusion in income of an approximately $15 million payment on the license of certain intellectual property rights. The business originally included the $15 million payment in income on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and the business passed the gain through to its shareholders. The

IRS has asserted that the business owes C Corporation tax of approximately $5 million for 2008, or in the alternative, the business owes C Corporation tax of approximately $5 million for 2009 as a built-in gain. In addition, the business could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% to 10% per year, compounded annually, resulting in potential interest of approximate $4 million. The IRS has not asked that penalties be imposed.

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the former shareholders of the business for additional income taxes due if the gain is shifted to 2009. On December 4, 2018, the IRS filed a motion for summary judgment; however, the business prevailed, and the motion was denied. In January 2020, the business filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009 to be paid by the business. The IRS filed an objection to the business’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing the business’ motion. Had the motion been granted, the need for a trial would have been obviated.

When we acquired the business in November 2020, all of the former shareholders of the business agreed to indemnify us for any losses as a result of this dispute with the IRS.

The business filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”) commencing a chapter 11 case (the “Bankruptcy Case”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”) on October 20, 2023. As a result, the automatic stay imposed by section 362(a) of the Bankruptcy Code became immediately effective, and, on October 30, 2023, the U.S. Tax Court entered an order staying all proceedings in the case. On November 17, 2023, the IRS filed before the Bankruptcy Court an amended proof of claim asserting a priority claim under section 507(a)(8) of the Bankruptcy Code in the amount of $17,282,914.83 (the “IRS Proof of Claim”) based on both of the IRS’s alternative positions. On March 14, 2024, the business filed a motion in the Bankruptcy Court to estimate the IRS Proof of Claim pursuant to sections 502(c) and 105 (a) of the Bankruptcy Code, or, alternatively pursuant to section 505 of the Bankruptcy Code, and believe that it should be substantially reduced to an amount between $0 to approximately $166,835. The ultimate outcome of this matter is unknown at this time. This business is a subsidiary of UpHealth Holdings, which we deconsolidated as of September 30, 2023 (as discussed in Note 1, Organization and Business).

14.    Earnings (Loss) Per Share

Basic earnings (loss) per share applicable to common stockholders is computed by dividing earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted earnings (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	For the year ended December 31,
(In thousands, except per share data)	2023	2022
Numerator:
Net loss attributable to UpHealth, Inc.	$(57,839)	$(223,000)
Denominator:
Weighted average shares outstanding	17,724	14,699
Net loss per share attributable to UpHealth, Inc.:
Basic and diluted	$(3.26)	$(15.17)

The calculation of basic and dilutive earnings per share excluded the following because the effect would be anti-dilutive:

	For the year ended December 31,
(In thousands, except per share data)	2023	2022
2021 Public, Private and PIPE Warrants at a $115.00 per share conversion price	1,812	1,812
2023 Private Placement Series A and B Warrants at a $2.04 per share conversion price	6,000	—
Stock options	48	138
Restricted stock units	722	878
2025 Notes at a $17.50 per share conversion price(1)	3,857	3,857
2026 Notes at a $106.50 per share conversion price	1,080	1,502
Forward share purchase agreement	—	170

(1) Subject to the occurrence of certain corporate events.

15.    Employee Benefit Plans

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings and its subsidiaries as of December 31, 2022 and financial results of UpHealth

Holdings and its subsidiaries for the year ended December 31, 2022 and for the nine months ended September 30, 2023 are included in our consolidated financial statements and the financial position of UpHealth Holdings as of December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended December 31, 2023 are not included in our consolidated financial statements. The filing of a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, as discussed in Note 1, Organization and Business, occurred on September 19, 2023. Management concluded that it would use the September 30, 2023 date for deconsolidation, as the last 12 days in the month were determined to not be material.

As discussed in Note 1, Organization and Business, we deconsolidated Glocal during the three months ended September 30, 2022; therefore, the financial results of Glocal in the six months ended June 30, 2022 are included in our consolidated financial statements, and the financial position of Glocal as of December 31, 2023 and 2022 and the financial results of Glocal in the six months ended December 31, 2022 and the year ended December 31, 2023 are not included in our consolidated financial statements.

In connection with the acquisitions of Thrasys, BHS, TTC, Glocal, Innovations Group, and Cloudbreak, we had six defined contribution plans, which cover substantially all employees, as of December 31, 2021. During fiscal year 2022, we migrated from six defined contribution plans to one, covering substantially all employees. The plans provide for discretionary matching and profit-sharing contributions. For the years ended December 31, 2023 and 2022, there were $0.6 million and $0.4 million employer matching contributions to the plans, respectively.

16.    Related-Party Transactions

See Note 10, Debt, for related party long-term debt.

See Note 18, Leases, for leases with related parties.

We make guaranteed payments to related parties. Guaranteed payments aggregated $0.6 million and $4.3 million for the years ended December 31, 2023 and 2022, respectively. These amounts are presented in costs of revenues in the consolidated statement of operations. We had unpaid guaranteed payments of zero and $0.5 million as of December 31, 2023 and 2022, respectively, which is included in accrued liabilities on the consolidated balance sheets.

Due to and from related parties consisted of the following:

(In thousands)	December 31, 2023	December 31, 2022
Due from related parties	$—	$14
Due to related parties	$948	$229

17.     Segment Reporting
Our business is organized into three operating business segments and one non-operating business segment:

•Services—consisting of Behavioral and Pharmacy businesses(1);
•Virtual Care Infrastructure—consisting of U.S. Telehealth and International Telehealth businesses(2);
•Integrated Care Management—consisting of SaaS business(3); and
•Corporate—consisting of parent company(4).

(1) In the Services segment, we provide behavioral health and pharmacy services in the United States, which are critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities provide evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. We provide inpatient and outpatient substance abuse and mental health treatment services for individuals with drug and alcohol addiction and other behavioral health issues. We also offer a complete continuum of care from detoxification services, residential care, partial hospitalization programs, and intensive outpatient and outpatient programs. As discussed in Note 1, Organization and Business, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the year ended December 31, 2022 and for the period from January 1, 2023 through May 10, 2023, and excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the period from May 11, 2023 through December 31, 2023. As also discussed in Note 1, Organization and Business, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the latter three months of 2023.

(2) In the Virtual Care Infrastructure segment, which consisted of the U.S. Telehealth business, we provided our customers with a unified telehealth solution and digital health tools, marketed under the name MarttiTM, aimed at increasing access to healthcare and resolving health disparities across the care continuum. As discussed in Note 1, Organization and Business, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is included in the Virtual Care Infrastructure segment operating results for the first six months of 2022, and excluded from the Virtual Care Infrastructure segment operating results for the latter six months of 2022 and for the year ended December 31, 2023. As such, the information set forth below includes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the first six months of 2022, and excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment for the latter six months of 2022 and for the year ended December 31, 2023.

(3) In the Integrated Care Management segment, we provided our customers with an advanced, comprehensive, and extensible technology platform, marketed under the umbrella “SyntraNetTM” to manage health, quality of care, and costs, especially for individuals with complex medical, behavioral health, and social needs. As discussed in Note 1, Organization and Business, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below includes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for the year ended December 31, 2022 and for first nine months of 2023, and excludes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care Management segment for the latter three months of 2023.

(4) In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.
The reportable segments are consistent with how management views our services and products and the financial information reviewed by the chief operating decision makers. We manage our businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.

We evaluate performance based on several factors, of which Revenues, Gross Profit and Total Assets by service and product, are the primary financial measures:

Revenues by segment consisted of the following:

	For the year ended December 31,
In thousands	2023	2022
Services	$47,225	$75,796
Virtual Care Infrastructure	70,151	64,997
Integrated Care Management	12,622	18,010
Total revenues	$129,998	$158,803

Gross profit by segment consisted of the following:

	For the year ended December 31,
In thousands	2023	2022
Services	$23,232	$26,586
Virtual Care Infrastructure	38,764	29,882
Integrated Care Management	7,599	13,687
Total gross profit	$69,595	$70,155

Total long-lived assets by segment consisted of the following:

In thousands	December 31, 2023	December 31, 2022
Services	$—	$5,216
Virtual Care Infrastructure	1,074	11,949
Integrated Care Management	—	2,723
Corporate	10,355	1,394
Total long-lived assets	$11,429	$21,282

18.    Leases

Adoption of ASC 842

We lease real estate for our offices, customer care centers, and warehouse space as well as certain equipment under operating leases with varying expiration dates through 2027. We also lease certain computer devices and network equipment within our Virtual Care Infrastructure segment under finance leases with varying expiration dates through 2026. In addition to purchasing Martti™ units for use as inventory, we also lease units through an arrangement with third-party lessors to be used as equipment. Leased units are used as part of our promotional program whereby we loan out Martti™ units for trial purposes to various customers. Leases are categorized at their commencement date, which is the date we take possession or control of the underlying asset. Generally, the term of real estate leases ranges from 1 to 5 years at inception of the contract and the term for equipment leases ranges from 1 to 3 years at the inception of the contract.

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

Leases

The components of lease expense consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023			December 31, 2022
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Finance lease costs:
Amortization of right-of-use assets	$3,349	$—	$3,349	$3,083	$—	$3,083
Interest on lease liabilities	319	—	319	312	—	312
Operating lease costs	1,991	294	2,285	3,209	392	3,601
Short-term lease costs	112	67	179	108	356	464
Variable lease costs	631	—	631	354	—	354
Sublease income	(408)	—	(408)	(643)	—	(643)
Total lease costs	$5,994	$361	$6,355	$6,423	$748	$7,171

Lease-related assets and liabilities recorded on the consolidated balance sheet are as follows:

	December 31, 2023	December 31, 2022
In thousands	Third Party	Third Party	Related Party	Total
Assets
Finance lease right-of-use assets (included in property, plant and equipment, net)	$3,893	$5,916	$—	$5,916
Operating lease right-of-use assets	1,902	5,819	1,394	7,213
Total leased assets	$5,795	$11,735	$1,394	$13,129

Liabilities
Lease liabilities, current:
Finance lease liabilities	$2,713	$3,023	$—	$3,023
Operating lease liabilities	809	2,130	322	2,452
Lease liabilities, current	$3,522	$5,153	$322	$5,475

Lease liabilities, noncurrent:
Finance lease liabilities	$1,348	$2,976	$—	$2,976
Operating lease liabilities	1,925	4,672	1,093	5,765
Lease liabilities, noncurrent	3,273	7,648	1,093	8,741
Total leased liabilities	$6,795	$12,801	$1,415	$14,216

Accumulated amortization related to the finance lease assets was $3.3 million and $3.1 million as of December 31, 2023 and 2022, respectively.

Other information consisted of the following:

	December 31, 2023			December 31, 2022
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$2,179	$286	$2,465	$3,632	$371	$4,003
Operating cash flows from finance leases	$327	$—	$327	$310	$—	$310
Financing cash flows from finance leases	$3,329	$—	$3,329	$3,106	$—	$3,106

Right-of-use assets obtained in exchange for new lease liabilities:
Finance leases	$1,148	$—	$1,148	$4,110	$—	$4,110
Operating leases	$80	$—	$80	$10,843	$1,706	$12,549

The following table summarizes our lease term and discount rate assumptions as of December 31, 2023:

	December 31, 2023
	Third Party	Related Party	Total
Weighted-average remaining lease term (years):
Finance leases	1.60	N/A	1.60
Operating leases	3.16	N/A	3.16

Weighted-average discount rate:
Finance leases	7.3%	N/A	7.3%
Operating leases	7.6%	N/A	7.6%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating and finance leases with terms of more than one year, as of December 31, 2023, have been reconciled to the total operating and finance lease liabilities recognized on the consolidated balance sheets as of December 31, 2023 as follows:

	December 31, 2023
	Finance Leases	Operating Leases
In thousands	Third Party	Third Party
2024	$2,896	$975
2025	1,202	954
2026	205	851
2027	—	275
Total lease payments	4,303	3,055
Less: Interest	242	321
Present value of lease liabilities	$4,061	$2,734

19.    Commitments and Contingencies

Commitments

Operating leases

See Note 18, Leases, for commitments related to our operating leases.

Contingencies

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter and matters described below. See Note 13, Income Taxes, for further information. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. Except as set forth below, in the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Advisory Services Agreement Dispute

As discussed in Note 1, Organization and Business, since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services’ engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services’ motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year. Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the U.S. Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023. On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered in New York state court to the New York Supreme Court’s Appellate Division, First Department. Briefing in the appeal is complete and UpHealth Holdings expects oral argument, which has not yet been scheduled, to be set in April or May of 2024. The ultimate outcome of this matter is unknown at this time.

Included in accrued expenses in our consolidated balance sheet as of December 31, 2022 was a liability totaling $8.0 million related to this matter. As a result of the summary judgment, in the three months ended September 30, 2023, we recorded additional expense of $29.8 million, which was included in acquisition, integration, and transformation costs in our consolidated statements of operations, which increased our total liability to $37.8 million as of September 30, 2023. As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings subsequent to September 30, 2023 is not included in our consolidated financial statements.

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

On March 15, 2024, we completed the Sale of Cloudbreak. See Sale of Cloudbreak in Note 1, Organization and Business, for further information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Our Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2023, because of a material weakness in our internal control over financial reporting, as described below.

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

The design and implementation of internal control over financial reporting post-Business Combinations has required and will continue to require significant time and resources from management and other personnel. Because of this, the design and ongoing development of our framework for implementation and evaluation of internal control over financial reporting has ultimately enabled management to conduct an assessment of the effectiveness of UpHealth’s internal control over financial reporting as of December 31, 2023. Accordingly, we are including herein management’s report on internal control over financial reporting pursuant to the SEC’s Regulation S-K 308(a).

Previously Identified Material Weaknesses in Internal Control over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of the prior year assessment of the effectiveness of our disclosure controls and procedures and internal control over financial reporting for the year ended December 31, 2022, our management, under the supervision and with the participation of our CEO and our CFO and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2022, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2022, we no longer had the material weaknesses in internal control over financial reporting for entity-level controls and business process controls, which we previously identified existed as of December 31, 2021; however, our management also concluded that the previously identified material weakness in our ITGCs, in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process, were not remediated as of December 31, 2022, and that the material weakness remained for these ITGCs. Accordingly, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2022 due to the following material weakness:

•Lack of appropriately designed information technology general controls (“ITGCs”) in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process.

There were no misstatements identified in the consolidated financial statements as of and for the year ended December 31, 2022 as a result of this material weakness.

Management’s Remediation Efforts in 2023

To address the material weakness in our ITGCs described above that we originally identified as of December 31, 2021, and was not remediated as of December 31, 2022, we implemented measures designed to improve our internal control over financial reporting during the year ended December 31, 2023. These measures included improved documentation and tests of design and tests of operational effectiveness of certain areas of our ITGCs.

As a result of our remediation efforts, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer and oversight of the Board of Directors, conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, our management concluded that as of December 31, 2023, our internal control over financial reporting for entity-level controls and business process controls was effective; however, our management also concluded that the previously identified material weakness in our ITGCs, in the areas of user access, segregation of duties, and change management related to certain information technology systems that support our financial reporting process, were not remediated as of December 31, 2023, and that the material weakness remains for these ITGCs. Further remediation of the non-remediated portions of the material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts by June 2024. Accordingly, our management concluded that our disclosure controls and procedures and internal control over financial reporting were not effective as of December 31, 2023 due to the following material weakness:

•Lack of appropriately designed information technology general controls (“ITGCs”) in the areas of user access and segregation of duties, including controls over the recording of journal entries and safeguarding of assets, related to certain information technology systems that support our financial reporting process.

There were no misstatements identified in the consolidated financial statements as of and for the year ended December 31, 2023 as a result of this material weakness.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the fourth quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance

As of March 31, 2024, the following persons serve as our executive officers and directors:

Name	Age	Position
Martin S. A. Beck(1)	57	Chief Executive Officer and Director
Jay W. Jennings(2)	56	Chief Financial Officer
Dr. Avi S. Katz	65	Chairman of the Board of Directors
Luis Machuca	66	Director
Mark J. Guinan	62	Director
Dr. Raluca Dinu	50	Director
James S. Greene	70	Director
Dr. Mariya Pylypiv	35	Director
Agnès Rey-Giraud	59	Director
Dr. Chirinjeev Kathuria	59	Director
(1) Mr. Beck served as our Chief Financial Officer from June 9, 2021 until October 6, 2023. On October 5, 2023, the Board appointed Mr. Beck to serve as the Chief Executive Officer of the Company effective October 6, 2023. On October 9, 2023, the Board appointed Mr. Beck to serve as a Class I director.

(2) Mr. Jennings has served as our Chief Financial Officer since October 9, 2023.

Executive Officers

Martin S. A. Beck. Mr. Beck joined our Board on October 9, 2023 and has served as our Chief Executive Officer since October 6, 2023. Prior to his appointment as our Chief Executive Officer, Mr. Beck served as our Chief Financial Officer since the closing of the business combinations that formed the Company (the “business combinations”) in June 2021. Mr. Beck has served as a Managing Director at Sikich Corporate Finance, LLC since October 2018 and as the Founder and President of Rewi Enterprises, LLC, a private investment firm, since 2003. Mr. Beck served as a co-founder and Managing Director of MAT Capital, LLC from October 2009 to January 2016. Mr. Beck was a Director at Macquarie Capital Advisors from January 2007 to August 2009 where he focused on mergers and acquisitions and principal transactions. Before then, beginning in May 2000, Mr. Beck was an Executive Director at J.P. Morgan, where he specialized in mergers and acquisitions in the industrials sectors. Mr. Beck also served as Managing Director of Weichai Power Co. from October 2009 to May 2015, where he led International Corporate Development. Mr. Beck received a Master of Business Administration from New York University, a J.D. from Northwestern University School of Law, and a Bachelor of Arts in Economics from Princeton University.

Jay W. Jennings. Mr. Jennings has served as our Chief Financial Officer since October 9, 2023. Prior to his appointment as our Chief Financial Officer, Mr. Jennings served as our Chief Accounting Officer since the closing of the business combinations in June 2021. Mr. Jennings is a seasoned accounting and finance executive who served as an Audit Manager at Ernst & Young LLP from September 1989 until January 1996 and as Corporate Controller for MetaCreations Corporation from January 1996 until July 2000. For more than 17 years beginning in March 2001, Mr. Jennings held various roles with publicly traded eHealth, Inc., a leading health insurance marketplace, most recently serving as its SVP Finance and Principal Accounting Officer. In his role at eHealth, Mr. Jennings built a global finance team from five to 100 employees. He was responsible for accounting operations, revenue operations, SEC reporting, technical accounting, financial planning and analysis, business analytics, income taxes, treasury, and corporate insurance/risk management programs. Mr. Jennings also managed system implementations focused on driving automation, improved analytics, and cost-savings. He is a CPA and earned a BA in Economics/Accounting from Claremont McKenna College in 1989.

Directors

Dr. Avi S. Katz. Dr. Katz has served as Chairman of our Board since June 2022, and prior to then, he served as Co-Chairman of our Board since the closing of the Business Combinations in June 2021. Previously, he served as the Executive Chairman of our Board from March 2019 until the closing of the Business Combinations, and from March 2019 until August 2019, was also our Chief Executive Officer, President and Secretary. In March 2019, Dr. Katz founded the Company. Dr. Katz has spent more than 35 years in international executive positions within the technology, media and telecommunications (TMT) industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Katz has been instrumental in launching and accelerating entities, building teams, large-scale fund raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. In addition to the Company, Dr. Katz has held leadership positions, including founder, Executive Chairman, director and secretary in several SPAC companies, including GigCapital1, Inc. (“GIG1”), where he was also the Chief Executive Officer and Executive Chairman of the board of directors from October 2017 through the completion of its initial public offering in December 2017 until the closing of its business combination in November 2019 with Kaleyra S.p.A. to form Kaleyra, Inc. (NYSE: KLR), where he remains as the Chairman of the board of directors till the sale of the company to Tata Communications in November 2023; GigCapital3, Inc. (“GIG3”), where he was also the Executive Chairman of the board of directors and Chief Executive Officer from inception until May 2021 and which completed its initial public offering in May 2020 and later a business combination in May 2021 with Lightning Systems, Inc. to form Lightning eMotors, Inc. (NYSE: ZEV), where he continued to serve as Co-Chairman of the board of directors until October 2021; GigCapital4, Inc. (“GIG4”), where he was Executive Chairman of the board of directors from its inception in December 2020 and which completed its initial public offering in

February 2021 and later a business combination in December 2021 with BigBear.ai Holdings, LLC to form BigBear.ai Holdings, Inc. (NYSE: BBAI), where he continues to serve as a member of the board of directors till March 2024; and GigCapital5, Inc. (“GIG5”), where he has served as Executive Chairman of the board of directors since its inception in January 2021, and which completed its initial public offering in September 2021 and later a business combination in March 2024 with QT Imaging, LLC to form QT Imaging Holdings, Inc. (NASDAQ: QTI), where he continues to serve as the Chairman of the board of directors. Dr. Katz is also the co-founder of Cognizer, Inc., a software company specializing in deep-learning powered natural language artificial intelligence, and was the Executive Chairman of Cognizer’s board of directors from its inception in December 2018 until August 2020. Prior to UpHealth, GIG1, GIG3, GIG4 and GIG5, Dr. Katz dedicated 10 years to incept and bootstrap, develop and manage GigPeak (formerly NYSE American: GIG), originally known as GigOptix, Inc. Dr. Katz served as Chairman of the Board, Chief Executive Officer and President of GigOptix/GigPeak. From its inception in 2007 until its sale in April 2017 to Integrated Device Technology (“IDT”) (Nasdaq: IDTI) . From February 2014 to September 2017, Dr. Katz was Chairman of the board of directors of Brazil-Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações. From 2003 to 2005, Dr. Katz was the Chief Executive Officer, President, and member of the board of directors of Intransa, Inc. From 2000 to 2003, Dr. Katz was the Chief Executive Officer, President and a member of the board of directors of Equator Technologies. Prior to this tenure Dr. Katz has held several leadership positions over the span of his career within the technology industry and has made numerous angel investments in high-tech companies around the world. Dr. Katz is a graduate of the 1976 class of the Israeli Naval Academy, graduate of the 1979 USA Navy ASW class, and holds a B.Sc. and Ph.D. in Semiconductors Materials from the Technion (Israel Institute of Technology). Dr. Katz is a philanthropist and active member of non-for-profit organizations, including being member of the Board of Directors of the NY Philharmonic orchestra, serial entrepreneur, holds many U.S. and international patents, has published many technical papers and is the editor of a number of technical books. Dr. Katz is married to Dr. Dinu, a member of our Board.

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

Dr. Raluca Dinu. Dr. Dinu joined our Board in March 2019 and served as our President and Chief Executive Officer from August 2019 until the closing of the business combinations in June 2021. Dr. Dinu is the CEO, President and a board member of QT Imaging Holding (NASDAQ QTI). Dr. Dinu has spent approximately 21 years in international executive positions within the TMT industry working for privately held start-ups, middle-cap companies and large enterprises. In these roles, Dr. Dinu has been instrumental in launching and accelerating entities, building teams, large scale fund-raising, developing key alliances and technology partnerships, M&A activities, business development, financial management, global operations and sales and marketing. She also served on the board of directors of GIG3 beginning in February 2020 and continued in that role after that company became Lightning eMotors, Inc. (NYSE: ZEV) in May 2021 until October 2021. She has also served as a member of the board of directors of BigBear.ai since its inception in December 2020 as GIG4, and prior to the December 2021 business combination, was also the President, Chief Executive Officer and Secretary of GIG4 since its inception in December 2020. In January 2021, Drs. Katz and Dinu co-founded GIG5, a Private-to-Public Equity (PPE) company formed for the purpose of acquiring a company in the TMT, aerospace and defense, advanced medical equipment, intelligent automation and sustainable industries, where Dr. Dinu has served as a member of the board of directors, President, Chief Executive Officer and Secretary of GIG5 since February 2021, and which completed its initial public offering in September 2021. From April 2017 to May 2019, Dr. Dinu was the Vice President and General Manager of IDT’s Optical Interconnects Division. Prior to that, she held several executive-level positions at GigPeak, including Executive Vice President and Chief Operation Officer from April 2016 until it was acquired by IDT in April 2017, and before that, as its Executive Vice President of Global Sales and Marketing from August 2015 to April 2016, and as its Senior Vice President of Global Sales and Marketing from December 2014 to August 2015. From February 2014 to September 2017, Dr. Dinu was a member of the board of directors of Brazil-

Photonics, in Campinas, Brazil, a joint venture that GigPeak established with the Centro de Pesquisa e Desenvolvimento em Telecomunicações (CPqD). From 2001 to 2008, Dr. Dinu was Vice President of Engineering at Lumera Corporation (“Lumera”) (Nasdaq: LMRA). Lumera was acquired by GigPeak in 2008, and Dr. Dinu joined GigPeak at that time. Dr. Dinu holds a B.Sc. in Physics and Ph.D. in Solid State Condensed Matter Physics from the University of Bucharest, and an Executive-M.B.A. from Stanford University. She also has a Corporate Director certificate from Harvard Business School, after completing the certification for Audit Committees and Compensation Committees in 2021, and Making Corporate Boards More Effective in 2022. Dr. Dinu is married to Dr. Katz, Chairman of our Board.

James S. Greene. Mr. Greene joined our Board of Directors on December 27, 2023 following his election as a Class II director at our 2023 annual meeting of stockholders. Mr. Greene serves as a director of Umpqua Bank (Nasdaq: UMPQ). He is Founder and Managing Partner of Sky D Ventures, a private equity and advisory services company serving the financial services and FinTech global market. Prior to Sky D Ventures, Mr. Greene was a general partner with an incubator of start-ups focused on digital platforms and solutions from November 2013 to October 2015. He was previously a Vice President with Cisco Systems, Inc. (NASDAQ: CSCO) in its Global Advanced Services Organization, a position he held from February 2012 to September 2013. He joined Cisco in 2005 as Vice President and Global Head of its Financial Services Consulting Business. From there he served as leader of Cisco’s global Strategic Partner Organization. Before Mr. Greene’s tenure at Cisco and Accenture, he generated significant growth as president and CEO of Abilizer, a portal technology start-up company, as managing director at Capgemini, and as global head of financial services at TeleTech.

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

Director Independence

The Board has determined that, other than Mr. Beck and Drs. Kathuria and Pylypiv, each of the current members of the Board is, and Nathan Locke, who previously served as a member of the Board during the fiscal year ended December 31, 2023, was during his term of service as a member of the Board, an “independent director” for purposes of the listing standards of the New York Stock Exchange (“NYSE”) and Rule 10A-3(b)(1) under the Securities Exchange Act of 1934, as amended, as the term relates to membership on the Board and the various committees of the Board, and which is defined generally as a person other than an executive officer or employee of UpHealth or its subsidiaries or any other individual having a relationship, which, in the opinion of our Board, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Number, Terms of Office and Election of Executive Officers and Directors

Our Board is comprised of nine members. Our Board believes it is in the best interests of the Company for the Board to be classified into three classes, each comprising as nearly as possible one-third of the directors to serve three-year terms. At each annual meeting of stockholders, directors are elected for a term of three years to succeed those directors whose terms expire at the annual meeting dates. Each Class III director, consisting of Drs. Katz and Kathuria and Ms. Rey-Giraud, will have a term that expires at the Company’s annual meeting of stockholders in 2024, each Class I director, consisting of Messrs. Beck, Machuca and Guinan, will have a term that expires at the Company’s annual meeting of stockholders in 2025, and each Class II director, consisting of Drs. Dinu and Pylypiv and Mr. Greene, will have a term that expires at the Company’s annual meeting of stockholders in 2026 or in each case until their respective successors are duly elected and qualified, or until their earlier resignation, removal or death.

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

Committees of the Board of Directors

The standing committees of our Board currently consist of an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The Board had also previously established a Compliance Committee to address healthcare regulatory and other compliance risk issues, but in 2023, the Board dissolved the Compliance Committee as a standalone committee of the Board and instead established a compliance subcommittee of the Audit Committee (the “Compliance Subcommittee”) to fulfill the function previously handled by the Compliance Committee.

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
•reviewing and discussing with management and internal auditors the Company’s system of internal control and discussing with the independent registered public accounting firm any significant matters regarding internal control over financial reporting that have come to its attention during the conduct of its audit;
•reviewing and discussing with management, internal auditors and independent registered public accounting firm the Company’s financial and critical accounting practices, and policies relating to risk assessment and management;
•receiving and reviewing reports of the independent registered public accounting firm discussing (i) all critical accounting policies and practices to be used in the firm’s audit of the Company’s financial statements, (ii) all alternative treatments of financial information within GAAP that have been discussed with management, ramifications of the use of such alternative disclosures and treatments, and the treatment preferred by the independent registered public accounting firm, and (iii) other material written communications between the independent registered public accounting firm and management, such as any management letter or schedule of unadjusted differences;
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

Our Audit Committee consists of Messrs. Guinan and Greene, Dr. Dinu, and Ms. Rey-Giraud, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Audit Committee membership. Mr. Guinan serves as Chair of the Audit Committee. Each member of the Audit Committee is financially literate and our Board has determined that Mr. Guinan qualifies as an “Audit Committee financial expert” as defined in applicable SEC rules. Our Board has adopted a written charter for the Audit Committee, which is be available on our corporate website at http://investors.uphealthinc.com/governance/governance-documents/. The information on our website is not part of this Annual Report.

Compliance Subcommittee of the Audit Committee

The Compliance Subcommittee of the Audit Committee is responsible for, among other matters:

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
•establishing a management-level compliance committee and appointing an individual to serve as Chief Compliance Officer; providing prior approval for all decisions relating to the appointment, material discipline, and termination of the Chief Compliance Officer, as well as consultation and prior approval of compensation or benefit decisions impacting the Chief Compliance Officer;
•receiving and discussing reports prepared by the Chief Compliance Officer and the management-level compliance committee concerning risk and compliance matters, including meeting in executive session;
•giving regular reports to the Board concerning meetings of the Compliance Subcommittee and such other matters as may be specified by the Board;
•making findings and recommendations to the Board regarding the adequacy of the Company’s compliance program;
•performing any other activity consistent with its charter as the Compliance Subcommittee may deem necessary or appropriate for the fulfillment of its responsibilities under its charter or as required by applicable law or regulation; and
•conducting an annual performance evaluation of the Compliance Subcommittee and annually evaluating the adequacy of its charter.

Our Compliance Subcommittee consists of Dr. Dinu and Mr. Guinan. Dr. Dinu serves as Chair of the Compliance Subcommittee. Our Audit Committee has adopted a written charter for the Compliance Subcommittee.

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
•annually evaluating the Compensation Committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee; and
•undertaking all further actions and discharging all further responsibilities imposed upon the committee from time to time by the Board, the federal securities laws or the rules and regulations of the SEC.

Our Compensation Committee consists of Messrs. Greene, Guinan, and Machuca and Dr. Dinu, each of whom qualifies as an independent director according to the rules and regulations of NYSE with respect to Compensation Committee membership. Mr. Greene serves as Chair of the Compensation Committee. Our Board has adopted a written charter for the Compensation Committee, which is available on our corporate website at http://investors.uphealthinc.com/governance/governance-documents/. The information on our website is not part of this Annual Report.

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
•recommending director nominees for approval by the Board and election by the stockholders at the next annual meeting;
•considering and making recommendations to the Board regarding the composition and size of the Board and its committees and determining the relevant criteria (including any minimum qualifications) for Board and committee membership;
•considering matters of corporate governance and reviewing, at least annually, the Company’s Corporate Governance Guidelines, and recommending to the Board any proposed changes to the Company’s corporate governance practices and governance documents;
•reviewing periodically, with the Chief Executive Officer, the Company’s succession plans relating to positions held by corporate officers, and making recommendations to the Board with respect to the selection of individuals to occupy these positions;
•coordinating and overseeing the annual self-evaluation of the Board, its committees, individual directors and management in the governance of the Company;
•reviewing the disclosure included in the Company’s proxy statements and overseeing the board-level shareholder engagement process;
•overseeing director orientation and continuing education; and
•annually evaluating the Nominating and Corporate Governance Committee’s performance and the committee’s charter and recommending to the Board any proposed changes to the charter or the committee.

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

Our Nominating and Corporate Governance Committee consists of Messrs. Machuca and Greene and Ms. Rey-Giraud, each of whom qualifies as an independent director according to the rules and regulations of the SEC and NYSE with respect to Nominating and Corporate Governance Committee membership. Mr. Machuca serves as Chair of the Nominating and Corporate Governance Committee. Our Board has adopted a written charter for the Nominating and Corporate Governance Committee, which is available on our corporate website at http://investors.uphealthinc.com/governance/governance-documents/. The information on our website is not part of this Annual Report.

Committee Charters and Other Corporate Governance Materials

Our Board has adopted written charters for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee that are available on our website at https://investors.uphealthinc.com/governance/governance-documents/.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our management team and employees in accordance with applicable federal securities laws. We have previously filed copies of our Code of Business Conduct and Ethics and the charter for each of our committees. You can review those documents, as well as our other publicly filed documents, by accessing our public filings at our website at https://uphealthinc.com/ or at the SEC’s website at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Business Conduct and Ethics in a Current Report on Form 8-K.

Corporate Governance Guidelines

We have adopted Corporate Governance Guidelines that address the composition of the Board, criteria for Board membership and other Board governance matters. These guidelines are available on our website at https://investors.uphealthinc.com/governance/governance-documents/. A printed copy of the guidelines may also be obtained by any stockholder upon request.

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

Section 16(a) Beneficial Ownership Reporting Compliance – Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our management team and persons who beneficially own more than ten percent of our common stock, par value $0.0001 per share, to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such forms, we believe that during the fiscal year ended December 31, 2023, there was one delinquent filer. The withholding of shares to cover taxes on vesting of RSUs held by Mr. Beck on each of May 22, 2023 and June 1, 2023 were not reported by Mr. Beck until June 6, 2023.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of our executive compensation philosophy, objectives and design, our compensation-setting process, the components of our executive compensation program, and the decisions made for compensation in respect of 2023 for our executive officers should be read together with the compensation tables and related disclosures set forth below. The discussion in this section contains forward-looking statements that are based on our current considerations and expectations relating to our executive compensation programs and philosophy. As our business and our needs evolve, the actual amount and form of compensation and the compensation programs that we adopt may differ materially from current or planned programs as summarized in this section.

Overview

This section provides an overview of our executive compensation program, including a narrative description of the material factors necessary to understand the information disclosed in the summary compensation table below.

In evaluating our overall executive compensation program and decisions for the 2023 fiscal year, including payouts and awards under our compensation programs, the Compensation Committee considered a number of factors, including the achievement of both strategic enterprise and financial objectives and our position as a transformational company. The Compensation Committee makes any determinations as it relates to the payout of the previous year’s compensation programs as well as the adoption of any performance measures for the current fiscal year. This allows the Compensation Committee to have a good understanding of the prior fiscal year financial performance in order to evaluate the performance of our named executive officers (each, an “NEO”) against previously adopted performance measures as well as develop plans and performance metrics based on the annual operating plan for the current fiscal year.

For the fiscal year ended December 31, 2023, our NEOs were:

Named Executive Officer	Age	Title
Martin S. A. Beck(1)	57	Chief Executive Officer
Samuel J. Meckey(2)	53	Former Chief Executive Officer
Jay W. Jennings(3)	56	Chief Financial Officer
(1) Mr. Beck served as our Chief Financial Officer from June 9, 2021 until October 6, 2023. On October 5, 2023, the Board appointed Mr. Beck to serve as the Chief Executive Officer of the Company effective October 6, 2023. On October 9, 2023, the Board appointed Mr. Beck to serve as a Class I director.
(2) Mr. Meckey served as our Chief Executive Officer and director from July 11, 2022 until his termination on October 6, 2023. Prior to UpHealth, he served as the Executive Vice President of EXLService Holdings, Inc., a leading data analytics, digital operations, technology and solutions company, since November 2018 and as its Business Head, Healthcare beginning in 2019. During his tenure, he integrated five separate businesses into one cohesive operating unit and developed the strategic plan to double the business’s size, grew revenues and net income, increased gross margin and significantly improved return on invested capital. Prior to joining EXLService Holdings, Inc., Mr. Meckey served as President of UnitedHealth Group’s Optum Global Solutions, where he oversaw the company’s global operations and technology services organization and was responsible for more than 35,000 employees in India, the Philippines, Brazil and the United States, and before that, he held various executive roles at UnitedHealth Group, where he was employed from May 2004 to June 2018. Prior to joining UnitedHealth Group, Mr. Meckey was an officer and naval aviator in the United States Navy from May 1992 to August 2002. He earned a B.S. in Economics from the United States Naval Academy and an MBA from Harvard Business School.
(3) Mr. Jennings has served as our Chief Financial Officer since October 9, 2023, when he was appointed by the Board to replace Mr. Beck as the Chief Financial Officer of the Company, effective immediately.
During the 2023 fiscal year, we made changes to who are the NEOs from those who were NEOs for the fiscal year ended December 31, 2022. On October 6, 2023, the Company notified Mr. Meckey, who had joined the Company as its Chief Executive Officer on July 11, 2022, that pursuant to a decision made by the Board of Directors on October 5, 2023, his service as the Chief Executive Officer of the Company was terminated, effective immediately, and that he would cease to be an employee of the Company effective as of October 11, 2023. On October 5, 2023, the Board appointed Martin Beck, the Company’s Chief Financial Officer, to serve as the Chief Executive Officer of the Company effective upon the termination of Mr. Meckey as Chief Executive Officer, which role Mr. Beck commenced on October 6, 2023. On October 9, 2023, Mr. Meckey informed the Board that, in accordance with the terms of his Amended and Restated Employment Agreement, he resigned from his position as a Class I director of the Company, effective immediately. That same day, the Board appointed Mr. Beck, the Company’s new Chief Executive Officer, to serve as a Class I director.
In addition, on October 9, 2023, the Board determined that Mr. Beck would no longer serve as the Company’s Chief Financial Officer and appointed Jay Jennings, the Company’s Chief Accounting Officer (which role did not make Mr. Jennings the principal accounting officer of the Company as Mr. Beck has previously served as both the principal financial officer and the principal accounting officer), to replace Mr. Beck as the Chief Financial Officer of the Company, effective immediately, and assume the position of both the principal financial officer and the principal accounting officer of the Company.

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

The objectives of the Company’s executive compensation program are to encourage retention and recruitment of high-performing executives, to motivate employees and align executive interests across the organization and with the Company’s stockholders, to reward sustainable financial performance, accountability and innovation, to create consistence with UpHealth’s strategy and culture (mission, vision and values) and to balance innovation and performance with risk. In setting executive compensation in 2023, the Compensation Committee took into account the Company’s strategy, culture and stage in defining plan feature tradeoffs. The Compensation Committee also looked to manage exceptions to its approach based upon the individual profiles of various members of the Company’s management.

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

Base Salary

Base salaries for our NEOs are established based on the individual’s scope of responsibilities, experience and market factors. The base salary is an annual total cash salary paid over 12 months in equal amounts. The Compensation Committee typically reviews base salaries on an annual basis, referencing peer group and survey data to understand the marketplace for individuals in similar positions. No formulaic base salary increases are provided to our NEOs; however, annual merit increases are provided when the Compensation Committee determines that such increases are warranted in light of national salary increase levels, salary levels within companies in our peer group, individual performance and/or overall Company performance. We pay base salaries to attract, recruit and retain qualified employees. The base salaries for 2023 for our NEOs take into account the initial base amount set forth in the executive’s respective employment agreement or employment offer letter, as applicable, and the scope of the executive’s responsibilities, individual contributions, prior experience and sustained performance.

The base salaries of our NEOs for 2023 were as follows:

Executive & Title	2023 Base Salary
Martin S. A. Beck(1)	$400,000
Samuel J. Meckey(2)	$520,000
Jay W. Jennings(3)	$312,057
(1) Mr. Beck served as our Chief Financial Officer until October 5, 2023 and has served as our Chief Executive Officer since October 6, 2023 and as a Class I director since October 9, 2023. Mr. Beck’s base salary was increased during the 2023 fiscal year from $360,000 to $400,000.
(2) Mr. Meckey served as our Chief Executive Officer from July 11, 2022 until his termination on October 6, 2023. Mr. Meckey also served as a Class I director of the Company from July 11, 2022 until his resignation from the Board on October 9, 2023. Mr. Meckey’s resignation is not as a result of any disagreements with the Company.
(3) Mr. Jennings has served as our Chief Financial Officer since October 9, 2023. Prior to then, he served as our Chief Accounting Officer (which role did not make Mr. Jennings the principal accounting officer of the Company as Mr. Beck previously served as both the principal financial officer and the principal accounting officer). Mr. Jennings’s base salary was increased during the 2023 fiscal year from $302,000 to $312,057.

Annual Bonuses

UpHealth uses annual cash incentive bonuses for the NEOs to tie a portion of their compensation to financial and operational objectives achievable within the applicable fiscal year. The annual cash incentive bonus is expressed as a percentage of an individual’s base salary. The Compensation Committee set the performance targets using five financial metrics for the 2023 fiscal year: total revenue; gross margin; adjusted EBITDA; free cash flow; and price per share. Determination of the achievement of the targets is based upon the full year financial results following the completion of the audit of the Company’s financial statements. Following the end of the year, the Compensation Committee determined the extent to which the performance targets were achieved and the amount of the award that is payable to the NEOs. For the NEOs, performance is measured at an aggregated level. The NEOs earned their bonuses in full at the maximum performance level for the 2023 fiscal year.

Equity-Based Awards

UpHealth uses equity-based awards to reward long-term performance of the NEOs. UpHealth believes that providing a meaningful portion of the total compensation package in the form of equity-based awards aligns the incentives of its NEOs with the interests of its stockholders and serves to motivate and retain the individual NEOs. Any awards would be made in accordance with the executive compensation program discussed above. UpHealth is currently using restricted stock units (“RSUs”) to encourage long term performance. Each award of RSUs will be separated into those that vest over time and those which will vest based on performance using, for the 2023 fiscal year, the same performance metrics as are used for determining achievement of the annual cash incentive bonus. For the NEOs, the performance metrics for vesting of RSUs subject to performance were achieved in fiscal year 2023.

Clawback Policy

On December 27, 2023, our Board of Directors adopted a clawback policy (the “Clawback Policy”) authorizing and directing the Company to seek the recovery of incentive compensation received by any of the Company’s current and former executive officers (as determined by the Board of Directors in accordance with Section 10D of the Exchange Act and NYSE rules) and such other senior executives/employees who may from time to time be deemed subject to the Clawback Policy by the Board of Directors (collectively, the “Covered Executives”). The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Board of Directors. If the Board of Directors cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement. The Company’s Clawback Policy is filed as Exhibit 97.1 to this Annual Report.

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

Summary Compensation Table

The table below sets forth the annual compensation levels of our NEOs for 2023, who as a smaller reporting company consist of the principal executive officer who serves as Chief Executive Officer of UpHealth, and the next two most highly compensated executive officers. The compensation totals and individual amounts reflect the compensation of such officers by UpHealth as of December 31, 2023 and 2022. In fiscal year 2024, such totals and amounts may change based on, among other things, changes to the terms of the employment of such persons.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)	Nonequity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Martin S. A. Beck(2)	2023	$ 398,616(3)	$ 410,959(5)	$—	$—	$ 1,003,666(7)	$—	$ 1,032(8)	$1,403,314
Chief Executive Officer	2022	$ 355,385(4)	$ 202,963(6)	$197,234	$—	$—	$—	$ 1,300(8)	$756,882
Samuel J. Meckey(9)	2023	$ 446,000(10)	$ 406,957(12)	$1,062,100	$—	$ 3,130,227(14)	$—	$ 40,467(16)	$6,051,447
Former Chief Executive Officer	2022	$ 230,000(11)	$ 230,000(13)	$—	$—	$ 940,568(15)	$—	$ 212(17)	$1,400,780
Jay W. Jennings(18)	2023	$ 304,708(19)	$ 186,013(21)	$—	$—	$ 257,083(23)	$—	$ 1,032(24)	$748,836
Chief Financial Officer	2022	$ 289,538(20)	$ 52,845(22)	$94,080	$—	$—	$—	$ 1,295(24)	$437,758

(1)	Consists of shares of common stock of UpHealth issuable upon vesting of RSUs. The amounts in this column represent the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	Mr. Beck’s employment agreement with the Company was amended and restated on August 8, 2023, as previously disclosed by the Company. On October 5, 2023, the Board appointed Mr. Beck, the Company’s Chief Financial Officer, to serve as the Chief Executive Officer of the Company, which role Mr. Beck commenced on October 6, 2023. On October 9, 2023, Mr. Beck was appointed by the Board to serve as a Class I director to fill the vacancy created by Mr. Meckey’s resignation that same day. In addition, on October 9, 2023, the Board determined that Mr. Beck would no longer serve as the Company’s Chief Financial Officer and appointed Jay Jennings, the Company’s Chief Accounting Officer (which role did not make Mr. Jennings the principal accounting officer of the Company as Mr. Beck has previously served as both the principal financial officer and the principal accounting officer), to replace Mr. Beck as the Chief Financial Officer of the Company, effective immediately, and assume the position of both the principal financial officer and the principal accounting officer of the Company. As further discussed below under the heading Second Amended and Restated Employment Agreement with Martin S. A. Beck, on March 14, 2024, the Company and Mr. Beck entered into a second amended and restated employment agreement for his role as the Chief Financial Officer of the Company, effective as of October 5, 2023.
(3)	Mr. Beck’s base salary was increased during the 2023 fiscal year from $360,000 to $400,000, which resulted in Mr. Beck receiving a base salary of $398,616 for fiscal 2023.
(4)	Mr. Beck’s base salary was increased during the 2022 fiscal year from $350,000 to $360,000, which resulted in Mr. Beck receiving a base salary of $355,385 for fiscal 2022.
(5)	“Bonus” for Mr. Beck for fiscal year 2023 consists of $410,959 for performance at the Company during such fiscal year, to be paid to Mr. Beck in fiscal year 2024.
(6)	“Bonus” for Mr. Beck for fiscal year 2022 consists of $202,963 for performance at the Company during such fiscal year, paid to Mr. Beck in fiscal year 2023.
(7)	“Nonequity incentive plan compensation” for Mr. Beck for fiscal year 2023 consists of $400,000 retention bonus paid to Mr. Beck during such year; $187,000 retention bonus to be paid to Mr. Beck in 2024; and $416,666 revenue bonus for performance at the company during fiscal year 2023, to be paid to Mr. Beck in 2024.
(8)	“All other compensation” for Mr. Beck for fiscal years 2023 and 2022 consists of premium payments for group life insurance.
(9)	On October 6, 2023, the Company notified Mr. Meckey, who had joined the Company as its Chief Executive Officer on July 11, 2022, that pursuant to a decision made by the Board of Directors on October 5, 2023, his service as the Chief Executive Officer of the Company was terminated, effective immediately, and that he would cease to be an employee of the Company effective as of October 11, 2023. On October 9, 2023, Mr. Meckey informed the Board that, in accordance with the terms of his Amended and Restated Employment Agreement, he resigned from his position as a Class I director of the Company, effective immediately. As further discussed below under the heading Release Agreement with Samuel J. Meckey, in connection with Mr. Meckey’s termination, on November 17, 2023, the Company and Mr. Meckey entered into a waiver and release of claims in accordance with Mr. Meckey’s amended and restated employment agreement with the Company, dated as of May 11, 2023, as previously disclosed by the Company.
(10)	Mr. Meckey received a base salary of $446,000 in fiscal 2023.
(11)	Mr. Meckey received a base salary of $230,000 in fiscal 2022.
(12)	“Bonus” for Mr. Meckey for fiscal year 2023 consists of $406,957 for performance at the Company during such fiscal year, to be paid to Mr. Meckey in fiscal year 2024.
(13)	“Bonus” for Mr. Meckey for fiscal year 2022 consists of $230,000 for performance at the Company during such fiscal year, paid to Mr. Meckey in fiscal year 2023.
(14)	“Nonequity incentive plan compensation” for Mr. Meckey for fiscal year 2023 consists of $16,466 additional compensation for fiscal year 2022 paid in 2023; $1,000,000 bonus earned upon the closing of the sale of IGI, paid to Mr. Meckey in 2023; $2,021,141 additional compensation paid to Mr. Meckey in 2023; $324,201 revenue bonus for performance at the Company during such year, paid to Mr. Meckey in fiscal year 2024; and $734,115 additional compensation payable to Mr. Meckey in 2025.
(15)	“Nonequity incentive plan compensation” for Mr. Meckey for fiscal year 2022 consists of $940,568 additional compensation payable to Mr. Meckey in 2023. In January 2023, the payment of $940,568 to Mr. Meckey in 2023 was amended to increase it to $958,794, as a result of changes in the dates of payment of Mr. Meckey’s bonus amounts in 2023.
(16)	“All other compensation” for Mr. Meckey for fiscal year 2023 includes $40,000 severance paid to Mr. Meckey in 2023, as well as premium payments for group life insurance.
(17)	“All other compensation” for Mr. Meckey for fiscal year 2022 consists of premium payments for group life insurance.
(18)	On October 9, 2023, our Board of Directors determined that Mr. Beck would no longer serve as our Chief Financial Officer and appointed Jay Jennings, who at that time served as our Chief Accounting Officer since June 9, 2021 (which role did not make Mr. Jennings the principal accounting officer of the Company as Mr. Beck has previously served as both the principal financial officer and the principal accounting officer), to replace Mr. Beck as the Chief Financial Officer of the Company, effective immediately, and assume the position of both the principal financial officer and the principal accounting officer of the Company. Mr. Jennings was not party to any employment agreement with the Company for his role as Chief Accounting Officer, and there were no changes to the compensation that Mr. Jennings had been receiving as an employee of the Company while serving as its Chief Accounting Officer in connection with his new role as Chief Financial Officer, at that time. As further discussed below under the heading Employment Agreement with Jay W. Jennings, on March 14, 2024, the Company and Mr. Jennings entered into an employment agreement for his role as the Chief Financial Officer of the Company, effective as of January 1, 2024.
(19)	Mr. Jennings’s base salary was increased during the 2023 fiscal year from $302,000 to $312,057, which resulted in Mr. Jennings receiving a base salary of $304,708 for fiscal 2023.

(20)	Mr. Jennings’s base salary was increased during the 2022 fiscal year from $275,000 to $302,000, which resulted in Mr. Jennings receiving a base salary of $289,538 for fiscal 2022.
(21)	“Bonus” for Mr. Jennings for fiscal year 2023 consists of $186,013 for performance at the Company during such fiscal year, to be paid to Mr. Jennings in fiscal year 2024.
(22)	“Bonus” for Mr. Jennings for fiscal year 2022 consists of $52,845 for performance at the Company during such fiscal year, paid to Mr. Jennings in fiscal year 2023.
(23)	“Nonequity incentive plan compensation” for Mr. Jennings for fiscal year 2023 consists of $52,083 for long-term incentive plan bonus to be paid to Mr. Jennings in fiscal year 2024 and $205,000 retention bonus to be paid to Mr. Jennings in 2024.
(24)	“All other compensation” for Mr. Jennings for fiscal years 2023 and 2022 consists of premium payments for group life insurance.

Outstanding Equity Awards at Fiscal Year-End

The following table reflects information regarding outstanding equity-based awards held by our NEOs as of December 31, 2023:

Name	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested($)(1)
Martin S. A. Beck	8,808(2)(3)	$2,017
	9,350(4)(5)	$2,141
	3,669(6)	$840
	6,249(7)	$1,431
Jay W. Jennings	2,800(8)(9)	$641
	1,003(10)	$230
	3,858(10)	$883
	1,749(11)	$401
Samuel J. Meckey	—(12)	$—

(1)	The market value of RSU awards that have not vested is calculated by multiplying the number of shares underlying the RSUs that have not vested by the closing price of the Company’s common stock on December 31, 2023, which was $0.23.

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

(3)	The necessary targets for achievement of the vesting for the 2023 fiscal year of Performance-Based Vesting Equity Awards awarded during the fiscal year 2021 did occur, and as a result, 8,808 of such Performance-Based Vesting Equity Awards will be vested in 2024 within 3 business days following the filing of this Annual Report.

(4)	Consists of RSUs that are “Performance-Based RSUs” awarded during the fiscal year 2022. Provided that the executive’s continued service has not terminated prior to the applicable determination upon filing with the SEC on an Annual Report on Form 10-K of the audit of the Company’s financial statements for the fiscal years ended December 31, 2022, 2023, and 2024 (each a “2022 Award Audit Filing Date”), the number of Performance-Based RSUs (disregarding any resulting fractional RSU) that are vested shall cumulatively increase three business days following the respective 2022 Award Audit Filing Date as follows:
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

(5)	The necessary targets for achievement of the vesting for the 2023 fiscal year of Performance-Based Vesting Equity Awards awarded during the fiscal year 2021 did occur, and as a result, 1,400 of such Performance-Based Vesting Equity Awards will be vested in 2024 within 3 business days following the filing of this Annual Report.

(6)
Consists of RSUs that are “Time-Based Vesting Equity Awards,” of which 1/3 vested on May 1, 2022 (the “Initial Vesting Date”), and the remaining 2/3 of the RSUs will vest quarterly on August 22nd, November 22nd, March 7th, and May 22nd following the Initial Vesting Date until fully vested.

(7)
Consists of RSUs that are “Refresh Time-Based RSUs,” which shall vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 33% vested on May 1, 2023 (the “Refresh Cliff Date”) and the remaining 67% will vest in equal quarterly installments on each of August 22nd, November 22nd, March 7th, and May 22nd over the two years following the Refresh Cliff Date, such that the Refresh Time-Based RSUs will be 100% vested on the second anniversary of the Refresh Cliff Date and in each case subject to the executive’s continued services with the Company through each such applicable vesting date

(8)	Consists of RSUs that are “Performance-Based RSUs” awarded during the fiscal year 2022. Provided that the executive’s continued service has not terminated prior to the applicable determination upon filing with the SEC on an Annual Report on Form 10-K of the audit of the Company’s financial statements for the fiscal years ended December 31, 2022, 2023, and 2024 (each a “2022 Award Audit Filing Date”), the number of Performance-Based RSUs (disregarding any resulting fractional RSU) that are vested shall cumulatively increase three business days following the respective 2022 Award Audit Filing Date as follows:
(A) Up to 120% of 1/3 of the Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2022 for the fiscal year ended December 31, 2022 on a pro forma consolidated basis based upon such audit:

1) Total Revenue – 45% of the allocated amount of Performance-Based Units if the target is achieved; 80% of such 45% of the allocated amount if the low threshold is achieved; 120% of such 45% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

2) Gross Margin – 30% of the allocated amount of Performance-Based Units if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as the target minus 0.5%, and the high threshold is set as the target plus 0.5%.

3) Adjusted EBITDA – 15% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved. For the fiscal year ended December 31, 2022, the low threshold is set as 90% of target, and the high threshold is set as 120% of target.

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

(B) Up to 120% of 1/3 of the Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2023 for the fiscal year ended December 31, 2023 on a consolidated basis based upon such audit:

1) Total Revenue – 45% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 45% of the allocated amount if the low threshold is achieved; 120% of such 45% amount if the high threshold is achieved.

2) Gross Margin – 30% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved.

3) Adjusted EBITDA – 15% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 15% of the allocated amount if the low threshold is achieved; 120% of such 15% amount if the high threshold is achieved.

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

(C) Up to 120% of 1/3 of the Performance-Based RSUs, but no more than the total number of Performance-Based RSUs minus the number of previously vested Performance-Based RSUs shall be allocated to become vested based upon the achievement by the Company of the following financial metrics using targets set by the Board of the Company in 2024 for the fiscal year ended December 31, 2024 on a consolidated basis based upon such audit and the cumulative achievement of the performance for the three fiscal years 2022-2024, with the greater of such performance determining how many of the allocated amount of Performance-Based RSUs shall become vested:

1) Total Revenue – 45% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 45% of the allocated amount if the low threshold is achieved; 120% of such 45% amount if the high threshold is achieved.

2) Gross Margin – 30% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 30% of the allocated amount if the low threshold is achieved; 120% of such 30% amount if the high threshold is achieved.

3) Adjusted EBITDA – 15% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 15% of the allocated amount if the low threshold is achieved; 120% of such 15% amount if the high threshold is achieved.

4) Free Cash Flow – 10% of the allocated amount of Performance-Based RSUs if the target is achieved; 80% of such 10% of the allocated amount if the low threshold is achieved; 120% of such 10% amount if the high threshold is achieved.

(9)	The necessary targets for achievement of the vesting for the 2022 fiscal year of the Performance-Based RSUs awarded during the fiscal year 2022 were partially achieved, and as a result, 3,150 of such Performance-Based Vesting Equity Awards were vested as of the end of the 2022 fiscal year.

(10)
Consists of RSUs that are “Refresh Time-Based RSUs,” which shall vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 25% vested on May 1, 2022 (the “Refresh Cliff Date”) and the remaining 75% will vest in equal quarterly installments on each of August 22nd, November 22nd, March 7th, and May 22nd over the three years following the Refresh Cliff Date, such that the Refresh Time-Based RSUs will be 100% vested on the third anniversary of the Refresh Cliff Date and in each case subject to the executive’s continued services with the Company through each such applicable vesting date

(11)
Consists of RSUs that are “Refresh Time-Based RSUs,” which shall vest in accordance with the following schedule, as described in the applicable restricted stock unit agreement: 33% vested on May 1, 2022 (the “Refresh Cliff Date”) and the remaining 67% will vest in equal quarterly installments on each of August 22nd, November 22nd, March 7th, and May 22nd over the two years following the Refresh Cliff Date, such that the Refresh Time-Based RSUs will be 100% vested on the second anniversary of the Refresh Cliff Date and in each case subject to the executive’s continued services with the Company through each such applicable vesting date

(12)	On July 11, 2022, Samuel J. Meckey joined the Company as its Chief Executive Officer, effective that same day, and was appointed by the Board as a Class I director of the Company. Mr. Meckey had not received any equity-based awards as of December 31, 2022. On October 6, 2023, the Company notified Samuel J. Meckey that pursuant to a decision made by the Board on October 5, 2023, his service as the Chief Executive Officer of the Company was terminated, effective immediately, and that he would cease to be an employee of the Company effective on October 11, 2023. On October 9, 2023, Mr. Meckey informed the Board that, in accordance with the terms of his employment agreement, he would be resigning from his position as a Class I director of the Company, effective immediately.

Employment Arrangements with Named Executive Officers

Second Amended and Restated Employment Agreement with Martin S. A. Beck

As disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the Company with the SEC on November 21, 2023, on August 8, 2023, the Company entered into an Amended and Restated Employment Agreement with Martin S. A. Beck (the “Prior Agreement”), who at that time served as the Chief Financial Officer of the Company until the Board of Directors on October 5, 2023 appointed Mr. Beck to serve as the Chief Executive Officer of the Company, effective October 6, 2023. The Prior Agreement provided that Mr. Beck will receive a base salary at an annual rate of $400,000, subject to increase from time to time as determined by the Board of Directors or the

Compensation Committee of the Board of Directors (the “Compensation Committee”), as well as that he shall be eligible to receive an annual bonus of 75% of his base salary based on the determination of the Board of Directors, in good faith, as to whether applicable performance milestones as are established by the Board of Directors or the Compensation Committee (hereinafter referred to as the “Performance Milestones”) have been achieved. Under the terms of the Prior Agreement as previously disclosed by the Company, Mr. Beck was eligible to earn a one-time bonus payment of $400,000 less all applicable withholdings (the “Prior Earned Retention Bonus”), which was paid to Mr. Beck as an unearned advance in August 2023, and such Prior Earned Retention Bonus was deemed earned as of October 5, 2023. As an inducement to Mr. Beck’s commencement of employment with the Company, the Board of Directors approved on October 20, 2021, upon the recommendation of the Compensation Committee, the grant of RSUs pursuant to and subject to the terms of the 2021 EIP. The Prior Agreement terms provide for at will employment and the employment relationship may be terminated by either Mr. Beck or the Company at any time and for any reason or no reason.

Furthermore, as disclosed in the Current Report on Form 8-K filed by the Company with the SEC on February 20, 2024, on February 13, 2024 (the “Grant Date”), the Board of Directors, upon the recommendation of the Compensation Committee, approved the grant to Mr. Beck under the 2021 EIP of an option to purchase 1,300,000 shares of the Company’s common stock, at an exercise price per share of common stock equal to $0.385 (the “CEO Option”). The CEO Option is an “incentive stock option” to the maximum extent permitted by the Internal Revenue Code limits and is subject to the terms of the 2021 EIP and its applicable form of option grant notice and agreement as previously disclosed by the Company (the “Option Agreement”). The Option Agreement provides that the CEO Option, which may only be exercised for vested shares, became vested and immediately exercisable on the Grant Date with respect to 650,000 of the shares subject to the CEO Option, and the remaining 650,000 shares will vest and become exercisable under the CEO Option in twelve equal quarterly installments over a three-year period with the initial vesting of such quarterly installments occurring on May 22, 2024, and each subsequent quarterly installment vesting on the following August 22, November 22, March 7 and May 22, with the CEO Option being fully vested and exercisable on March 7, 2027, subject to Mr. Beck’s continued services with the Company through the applicable vesting dates; provided, that such quarterly vesting and exercisability of the CEO Option will accelerate in full upon the earlier to occur of (i) a Change in Control (as defined in the 2021 EIP) which is not related to the closing of the transactions contemplated by the Membership Interests Purchase Agreement entered into on November 16, 2023 by and among the Company and its wholly-owned subsidiary, Cloudbreak Health, LLC, and Forest Buyer, LLC, an affiliate of GTCR LLC (the closing of such transactions, which occurred on March 15, 2024, is referred to as the “Sale of Cloudbreak” for purposes of the CEO Employment Agreement (as defined below)), or (ii) if the common stock is listed on a national securities exchange and the volume-weighted average price per share of the common stock over a consecutive 90 calendar day period is at least $1.00, in each case, with such acceleration subject to Mr. Beck remaining employed with the Company through the date of the applicable event set forth in (i) or (ii) above.

As disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 19, 2024, on March 14, 2024, the Company and Mr. Beck entered into a Second Amended and Restated Employment Agreement between Mr. Beck and the Company that amends and restates in its entirety, and replaces, the Prior Agreement, effective as of October 5, 2023 (the “CEO Employment Agreement”), following approval by the Board of Directors upon the recommendation of the Compensation Committee, which approval by the Board of Directors delegated to the Compensation Committee the determination of the final terms of the written CEO Employment Agreement, which the Compensation Committee approved on March 6, 2024, subject to finalization of the provision with respect to the timing for when payment of the CEO Bonus (as defined below) for calendar year 2023 would occur, which authority to give approval of such provision was delegated to the Chairman of the Compensation Committee, and such approval was provided on March 14, 2024, following which the CEO Employment Agreement was executed by the parties. The CEO Employment Agreement provides that Mr. Beck will receive a base salary at an annual rate of $425,000, commencing January 1, 2024, subject to increase from time to time as determined by the Board of Directors or the Compensation Committee, as well as that he shall be eligible to receive an annual bonus of 100% of his base salary (the “CEO Bonus”) based on the determination of the Board of Directors, in good faith, as to whether applicable Performance Milestones have been achieved. For calendar year 2023, the target amount of the CEO Bonus is $330,136.99 and the CEO Bonus will be paid to Mr. Beck during the 2024 calendar year at the same time that the Company pays 2023 annual performance bonuses to other employees of the Company. The CEO Employment Agreement further provides that Mr. Beck may be awarded an additional bonus for performance determined solely by the Board of Directors in its discretion, and any such determination will be final and binding on Mr. Beck.

The CEO Employment Agreement provides that Mr. Beck will be eligible to earn a one-time bonus payment of $187,000, less all applicable withholdings (the “Supplemental CEO Retention Bonus”), subject to Mr. Beck’s continued employment through June 1, 2024 (the “CEO Retention Date”). If earned, the Supplemental Retention Bonus will be paid to Mr. Beck on the first regular payroll date following the CEO Retention Date. In addition, in the event that Mr. Beck’s employment with the Company ends due to a Qualified Termination (as defined below) prior to the CEO Retention Date, then, subject to his execution of an executed waiver and release of claims in a form satisfactory to the Company (hereafter, a “Release”), the Supplemental CEO Retention Bonus shall be paid to Mr. Beck on the first regular payroll date following the effectiveness of the Release. For purposes of the Supplemental CEO Retention Bonus, a “Qualified Termination” is an involuntary termination that is initiated by the Company without Cause (as defined in the CEO Employment Agreement) and that is not due to death or “Complete Disability” (as such term is defined in the CEO Employment Agreement). In addition, Mr. Beck will receive a one-time deal-based bonus payment of $300,000 (the “Deal-Based Bonus”), less all applicable withholdings, which pursuant to the terms of the CEO Employment Agreement was eligible to be earned upon the completion of Sale of Cloudbreak and subject to Mr. Beck’s continued employment with the Company through the date thereof. The Deal-Based Bonus will be paid to Mr. Beck on the first regular payroll date following the closing date of the Sale of Cloudbreak.

The CEO Employment Agreement also amends certain terms applicable to performance bonuses, which Mr. Beck shall continue to be eligible to earn in the aggregate target amount of $1,000,000 based on the Company’s performance during the 2023, 2024 and 2025 fiscal years (together, such fiscal years are the “Performance Period”), to provide that whether and to what extent the applicable targeted level of revenue was achieved for fiscal year 2023 will be determined by the Board of Directors in a manner such that the calculation of revenue for 2023 includes all revenue of the Company’s U.S. based operations, including those of UpHealth Holdings, Inc. and its subsidiaries and affiliates (without regard to whether such entities are deconsolidated and as a result the revenue of such entities is not reported the Company’s annual audited financial statements), and that beginning in fiscal year 2024, whether and to what extent the applicable targeted level of revenue is achieved for such fiscal year will be determined by the Board of Directors in a manner consistent with the revenue amounts reported in the Company’s annual audited financial statements.

In addition, the CEO Employment Agreement modifies the definition of “Change in Control” applicable to Mr. Beck’s employment agreement as previously disclosed by the Company (a) to include any transaction that results in a “Fundamental Change” under the applicable indenture (as supplemented or otherwise modified from time to time) governing the Company’s Variable Rate Convertible Senior Secured Notes due 2025 or the Company’s 6.25% Convertible Senior Notes due 2026, and (b) to clarify that, except where expressly stated otherwise, the Sale of Cloudbreak constitutes a Change in Control under the CEO Employment Agreement. The CEO Employment Agreement also provides that, during the term of Mr. Beck’s employment, the Company will continue to sponsor and provide to Mr. Beck group and supplemental health and benefit plans that provide not substantially less than the same coverage and benefit levels as were in effect on the date of the CEO Employment Agreement (a “Comparable Plan”).

Furthermore, the CEO Employment Agreement amends certain terms of Mr. Beck’s severance compensation as previously disclosed by the Company, such that, in the event Mr. Beck’s employment is terminated (a) by the Company without Cause or by Mr. Beck for Good Reason or due to a Qualifying Resignation and other than in connection with a Change in Control or (b) by the Company without Cause or by Mr. Beck for Good Reason or due to a Qualifying Resignation within the period commencing 3 months immediately prior to a Change in Control of the Company and ending 12 months immediately following a Change in Control of the Company (a “Change in Control Trigger”), or Mr. Beck terminates his employment for any or no reason within 30 days following a Change in Control of the Company, then (1) the Company shall pay as a lump sum to Mr. Beck any Accrued Amounts (as defined in the CEO Employment Agreement) subject to standard deductions and withholdings, no later than 15 days after the date of Mr. Beck’s termination, (2) the Company shall pay as a lump sum to Mr. Beck the equivalent of one and a half times his annual base salary in effect at the time of termination, less standard deductions and withholdings, with such payment to made on the first regular payroll date following the effectiveness of the Release, subject to any delay in payment required for purposes of compliance with Section 409A of the Internal Revenue Code, (3) subject to Mr. Beck’s timely election for continued coverage under the Company’s medical, dental, life and disability insurance, the Company shall pay the health insurance premiums of Mr. Beck and his qualifying family members until the earlier of either (A) the date that is 18 months following the date of Mr. Beck’s termination or (B) the date on which Mr. Beck begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Beck, provided, that if the Company ceases to sponsor and/or provide a Comparable Plan during such 18-month period, then in lieu of or in addition to providing the continued coverage, the Company will pay to Mr. Beck a taxable cash payment in a single lump sum in such amount that Mr. Beck shall retain on a net after-tax withholding basis a sufficient amount to purchase a policy substantially similar to a Comparable Plan for himself and his qualifying family members for the remainder of such 18-month period, and (4) Mr. Beck may also be entitled to receive the Supplemental CEO Retention Bonus and the Deal-Based Bonus, subject to the terms and conditions applicable to such bonuses as set forth in the CEO Employment Agreement.

Under the terms of the CEO Employment Agreement, to the extent that Mr. Beck terminates his employment other than for Good Reason by giving 60 days’ written notice to the Company and the Company elects to accelerate the date of Mr. Beck’s termination to a date that is earlier than the end of such 60-day notice period pursuant to the terms of the CEO Employment Agreement, Mr. Beck shall be entitled to receive all salary, benefits, payments and continued vesting of outstanding equity awards to the same extent as if Mr. Beck had been permitted to remain employed through the end of the CEO Notice Period. The CEO Employment Agreement further provides that if Mr. Beck’s employment with the Company is terminated for any reason, Mr. Beck or his estate, as applicable, shall be entitled to receive any earned but unpaid amounts of the Supplemental CEO Retention Bonus and Deal-Based Bonus (if any).

The CEO Employment Agreement also amends the definition of “Retention Date” applicable to any Qualifying Resignation (as defined in the CEO Employment Agreement) by Mr. Beck, to be the earlier of (i) April 15, 2024 or (ii) the date of filing of this Annual Report. The CEO Employment Agreement does not provide for any scheduled resignation by Mr. Beck.

The CEO Employment Agreement does not make any other substantive changes to the terms and conditions of the Prior Agreement as previously disclosed by the Company, and to the extent such terms and conditions have been previously stated in the Company’s Quarterly Reports on Form 10-Q, Annual Reports on Form 10-K or Current Reports on Form 8-K, such descriptions are incorporated herein by reference.

Employment Agreement with Jay W. Jennings

As disclosed in the Current Report on Form 8-K filed by the Company with the SEC on October 11, 2023 (the “October 11 Current Report”), on October 9, 2023, the Board of Directors determined that Mr. Beck would no longer serve as the Company’s Chief Financial Officer and appointed Jay Jennings, who at that time served as the Company’s Chief Accounting Officer (which role did not make Mr. Jennings the principal accounting officer of the Company as Mr. Beck has previously served as both the principal financial officer and the principal accounting officer), to replace Mr. Beck as the Chief Financial Officer of the Company, effective immediately, and assume the position of both the principal financial officer and the principal accounting officer of the Company. As further disclosed in the October 11 Current Report, Mr. Jennings was not party to any employment agreement with the Company and there were no changes to the compensation that Mr. Jennings had been receiving as an employee of the Company while serving as its Chief Accounting Officer in connection with his new role as Chief Financial Officer, at that time.

Furthermore, as disclosed in the October 11 Current Report, the terms of Mr. Jennings’ employment with the Company provide that he is eligible to receive awards of RSUs, pursuant to and subject to the terms of the 2021 Equity Plan. In connection with Mr. Jennings’ employment with the Company, the Board of Directors previously approved, upon the recommendation of the Compensation Committee, the grant of RSUs to Mr. Jennings, pursuant to and subject to the terms of the Plan, in the total amount of 28,952 RSUs (as adjusted for the Company’s reverse stock split effected December 8, 2022), consisting of: (i) 25,452 RSUs awarded during the fiscal years 2021 and 2022 which are eligible to vest subject to Mr. Jennings’s continued provision of services to the Company (the “Time-Based RSUs”), and (ii) 3,500 RSUs awarded during the fiscal year 2022 which are eligible to vest subject to the attainment of certain performance-based metrics established by the Compensation Committee and Mr. Jennings’ continued services as specified by the Compensation Committee and set forth the applicable restricted stock unit agreement for the award (the “Performance-Based RSUs”).

As disclosed in the Current Report on Form 8-K filed by the Company with the SEC on March 19, 2024, on March 14, 2024, the Company and Mr. Jennings entered into an Employment Agreement for his role as the Chief Financial Officer of the Company, effective as of January 1, 2024 (the “CFO Employment Agreement”), following approval by the Board of Directors upon the recommendation of the Compensation Committee, which approval by the Board of Directors delegated to the Compensation Committee the determination of the final terms of the written CFO Employment Agreement, which the Compensation Committee approved on March 6, 2024, subject to finalization of the provision with respect to the timing for when payment of the CFO Bonus (as defined below) for calendar year 2023 would occur, which authority to give approval of such provision was delegated to the Chairman of the Compensation Committee, and such approval was provided on March 14, 2024, following which the CFO Employment Agreement was executed by the parties. As provided for in the CFO Employment Agreement, Mr. Jennings shall continue to report to the Chief Executive Officer of the Company.

Under the terms of the CFO Employment Agreement, the Company shall pay Mr. Jennings a base salary at an annual rate of $375,000, subject to standard deductions and withholdings, or such other rate as may be determined from time to time by the Board of Directors or the Compensation Committee (hereinafter referred to as the “CFO Base Salary”). Such CFO Base Salary shall be paid in accordance with the Company’s standard payroll practice. The CFO Base Salary shall be retroactive to January 1, 2024, and will be reviewed annually and Mr. Jennings shall be eligible to receive a salary increase annually, during the compensation cycle, in an amount to be determined by the Board of Directors or the Compensation Committee in its sole and exclusive discretion. Once adjusted, the new salary shall become the CFO Base Salary for purposes of the CFO Employment Agreement. Any material reduction in the CFO Base Salary of Mr. Jennings, without his written consent, may be deemed grounds for resignation by him for CFO Good Reason (as such term is defined below). Mr. Jennings shall, in accordance with Company policy and the terms of the applicable plan documents, be eligible to participate in benefits under any executive benefit plan or arrangement which may be in effect from time to time and made available to the Company’s executives or key management employees, including unlimited paid time off subject to the terms and conditions of the Company’s PTO Policy. The CFO Employment Agreement also provides that, during the term of Mr. Jennings’s employment, the Company will continue to sponsor and provide to Mr. Jennings group and supplemental health and benefit plans that constitute a Comparable Plan.

Mr. Jennings shall be eligible for an annual discretionary bonus (hereinafter referred to as the “CFO Bonus”) with a target amount of 75% of the CFO Base Salary, subject to standard deductions and withholdings, based on the determination of the Board of Directors, in good faith, as to whether Performance Milestones have been achieved. For calendar year 2023, the target amount of the CFO Bonus shall be $148,810.43. The Performance Milestones for Mr. Jennings will be based on certain factors including, but not limited to, Mr. Jennings’s performance and the Company’s performance and shall be consistent with the methodology for other C-suite executives. The CFO Bonus target will be reviewed annually and may be adjusted by the Board of Directors or the Compensation Committee in its discretion. Mr. Jennings must be employed on the date the CFO Bonus is paid to be eligible for the CFO Bonus, subject to the termination provisions thereof. The CFO Bonus shall be paid during the calendar year following the performance calendar year, provided, that the CFO Bonus for calendar year 2023 shall be paid at the same time that the Company pays 2023 annual performance bonuses to other employees of the Company.

The CFO Employment Agreement provides that the equity awards previously granted to Mr. Jennings as described above shall continue to be governed by their applicable terms and conditions. In addition, Mr. Jennings will continue to be eligible to earn performance bonuses (each, a “CFO Revenue Bonus”) in the aggregate target amount of $125,000 based on the Company’s performance during the 2023, 2024 and 2025 fiscal years (together, such fiscal years are the “Performance Period”), as previously disclosed in the October 11 Current Report. Mr. Jennings is eligible to earn a performance bonus with respect to each fiscal year in the Performance Period (each a “Revenue Bonus”). His target Revenue Bonus amount applicable to each fiscal year within the Performance Period is $41,666.67. The amount of Revenue Bonus eligible to be earned by Mr. Jennings for each fiscal year during the Performance Period will be determined based on the applicable level of revenue received by the Company during such fiscal year. The applicable percentage of his Revenue Bonus that is eligible to be earned for each fiscal year within the Performance Period will be determined by reference to the Company’s level of revenue received for the applicable fiscal year as measured against the target revenue performance levels for such fiscal year as determined by the Board of Directors; with 100% of the target Revenue Bonus for a fiscal year being paid in the event that the targeted level of revenue is achieved by the Company. There are additional target levels at which 85% of the target Revenue Bonus for a fiscal year will be paid in the event that a specified targeted level of revenue is achieved by the Company (the “threshold targeted level”), and up to 125% of the target Revenue Bonus for a fiscal year will be paid in the event that another specified targeted level of revenue is achieved by the Company (the “stretch targeted level”), and linear interpolation between these designated performance levels.

The threshold and stretch targeted levels of revenue for each fiscal year within the Performance Period are independent for each fiscal year (i.e., if the threshold targeted levels of revenue for a fiscal year is attained for such fiscal year and the interpolated targeted level of revenue for another fiscal year at the 110% of target Revenue Bonus level is attained for such other fiscal year, with respect to those fiscal years, the Revenue Bonus amounts eligible to be earned are $35,416.67 and $45,833.33, respectively). If the Company does not meet the targeted threshold level goal of revenue for an applicable fiscal year, Mr. Jennings is not eligible to earn or receive any Revenue Bonus with respect to such fiscal year. If the Company exceeds the stretch targeted level goal of revenue for an applicable fiscal year, the Revenue Bonus that Mr. Jennings is eligible to earn and receive for such fiscal year is 125% of the Revenue Bonus for such fiscal year (i.e., $52,083.33). Whether and to what extent the applicable targeted level of revenue for a fiscal year was attained for such fiscal year will be determined by the Board of Directors in a manner consistent with the amounts reported on the Company’s annual audited financial statements, and its determination will be final and binding on Mr. Jennings.

In all cases, Mr. Jennings’s eligibility to earn a Revenue Bonus for a fiscal year is subject to Mr. Jennings’s continued employment with the Company through the applicable date of payment of such Revenue Bonus. If a Revenue Bonus is eligible to be earned by Mr. Jennings for a fiscal year based on performance for such fiscal year, the applicable Revenue Bonus for such fiscal year will be paid to Mr. Jennings in the calendar year immediately following the fiscal year with respect to which the targeted levels of revenue were attained and no later than March 15 of the calendar year immediately following the fiscal year with respect to which the targeted level of revenue was attained.

Mr. Jennings will not be eligible to earn any Revenue Bonus with respect to any fiscal year that commences following a change in control transaction. In the event there is a Change in Control (as such term is defined in the CFO Employment Agreement) of the Company which occurs prior to the end of the Performance Period, and subject to Mr. Jennings’s continued employment with the Company through the date of such Change in Control, the targeted level of revenue for the remainder of the Performance Period (commencing with the fiscal year in which such Change in Control occurs) will be deemed to have been attained at the target level upon such Change in Control so that Mr. Jennings will instead be entitled to receive the target amount of Revenue Bonus for the remainder of the Performance Period, which will be paid in cash to Mr. Jennings no later than fifteen days following such change in control. For example, if a Change in Control (as such term is defined in the CFO Employment Agreement) occurs on June 1, 2024 and Mr. Jennings remains employed by the Company on such date, then Mr. Jennings will receive a total Revenue Bonus equal to $41,666.67 for the 2024 fiscal year, regardless of the Company’s actual level of attainment of the targeted level of revenue for the 2024 fiscal year; however, Mr. Jennings will not be eligible to receive any Revenue Bonus with respect to the 2025 fiscal year.

The Company may, in its sole discretion, settle its obligation to pay the Revenue Bonus in cash or in vested shares of the Company’s common stock, to be issued pursuant to the terms of the 2021 Equity Plan, with a then current fair market value equal to the amount of the cash payment, with such Company share value determined by reference to the closing price of the Company’s stock on the last trading day immediately preceding the date of issuance of such shares, or in any combination of cash or issued Company shares.

The CFO Employment Agreement also provides that Mr. Jennings will be eligible to earn a one-time bonus payment of $205,000, less applicable withholdings (the “CFO Retention Bonus”), subject to Mr. Jennings’ continued employment with the Company through June 1, 2024 (the “CFO Retention Date”). If earned, the CFO Retention Bonus will be paid to Mr. Jennings on the first regular payroll date following the CFO Retention Date. In addition, in the event that Mr. Jennings’s employment with the Company ends due to a Qualified Termination prior to the CFO Retention Date, then, subject to his execution of a Release, the CFO Retention Bonus shall be paid to Mr. Jennings on the first regular payroll date following the effectiveness of the Release.

Mr. Jennings’s employment with the Company is “at will” and is terminable by the Company at any time and for any reason or no reason, including as a result of his death or “Complete Disability” (as such term is defined in the CFO Employment Agreement), and with or without CFO Cause (as such term is defined below). Mr. Jennings may terminate his employment with the Company at any time and for any reason or no reason, including with or without CFO Good Reason.

“CFO Cause” for the Company to terminate Mr. Jennings’s employment shall mean the occurrence of any of the following events, as determined reasonably and in good faith by the Board of Directors or a committee designated by the Board of Directors: (i) Mr. Jennings’s gross negligence or willful failure to substantially perform his duties and responsibilities to the Company or willful and deliberate violation of a written Company policy; (ii) Mr. Jennings’s conviction of a felony or Mr. Jennings’s commission of any act of fraud, embezzlement or dishonesty against the Company or any act involving moral turpitude that is likely to inflict or has inflicted injury on the business of the Company, to be determined in the sole discretion of the Company; (iii) Mr. Jennings’s unauthorized use or disclosure of any proprietary information or trade secrets of the Company or any other party that Mr. Jennings owes an obligation of nondisclosure as a result of Mr. Jennings’s relationship with the Company; and (iv) Mr. Jennings’s willful and deliberate breach of the CFO Employment Agreement that causes or could reasonably be expected to cause material injury to the business of the Company.

“CFO Good Reason” for Mr. Jennings to terminate his employment shall mean the occurrence of any of the following events without his prior written consent: (i) a material adverse change in the Executive’s title or a material reduction in Mr. Jennings’s duties, authority, or responsibilities relative to the duties, authority, or responsibilities in effect immediately prior to such reduction; (ii) the relocation of Mr. Jennings’s primary work location to a point more than fifty miles from Delray Beach, Florida; (iii) a material reduction by the Company of the CFO Base Salary or annual target CFO Bonus opportunity, without the written consent of Mr. Jennings, as initially set forth in the CFO Employment Agreement or as the same may be increased from time to time pursuant to the CFO Employment Agreement, except for across-the-board salary reductions implemented prior to a Change in Control (as such term is defined in the CFO Employment Agreement) which are implemented based on the Company’s financial performance and affecting all similarly situated executives of the Company in substantially the same proportions; and (iv) a material breach by the Company of the terms of the CFO Employment Agreement. Provided, however, that such termination by Mr. Jennings shall only be deemed for CFO Good Reason pursuant to the foregoing definition if (A) the Company is given written notice from Mr. Jennings within sixty days following the first occurrence of the condition that he considers to constitute CFO Good Reason describing the condition and the Company fails to satisfactorily remedy such condition within thirty days following such written notice, and (B) Mr. Jennings terminates employment within thirty days following the end of the period within which the Company was entitled to remedy the condition constituting CFO Good Reason but failed to do so.

If Mr. Jennings’s employment is terminated by the Company for CFO Cause, or if Mr. Jennings terminates employment hereunder without CFO Good Reason, or terminates due to Mr. Jennings’s death or Complete Disability, or for any other reason other than due to a termination without CFO Cause or CFO Good Reason resignation, the Company shall pay the CFO Base Salary, accrued but unpaid business expenses and accrued and unused vacation benefits earned through the date of termination at the rate in effect at the time of termination (the “CFO Accrued Amounts”), less standard deductions and withholdings. If the Company terminates Mr. Jennings’s employment without CFO Cause or Mr. Jennings terminates his employment for CFO Good Reason, and a Change in Control Trigger has not occurred, the Company shall pay the CFO Accrued Amounts subject to standard deductions and withholdings, to be paid as a lump sum no later than the date of termination or within 72 hours of Mr. Jennings’s resignation, as applicable. In addition, subject to the limitations stated in the CFO Employment Agreement and upon Mr. Jennings’s furnishing to the Company an executed Release and Mr. Jennings continuing to comply with his post-employment obligations to the Company, including pursuant to the Proprietary Information and Inventions Agreement entered into by Mr. Jennings and the Company on March 14, 2024 concurrently and in accordance with the terms of the CFO Employment Agreement, which is attached as an exhibit to the CFO Employment Agreement (the “Proprietary Information and Inventions Agreement”), (a) the equivalent of nine months of the annual CFO Base Salary in effect at the time of termination, less standard deductions and withholdings, will be paid in a lump sum on the first regular payroll date following the effectiveness of the Release; (b) Mr. Jennings shall also be paid a pro-rated portion of his target CFO Bonus amount for the year of termination, if any such CFO Bonus has been determined by the Board of Directors or the Compensation Committee to have been achieved in the ordinary course based upon the metrics associated with such CFO Bonus (the “Bonus Determination Date”) (pro-rated based upon the portion of the calendar year that Mr. Jennings was employed by the Company), less standard deductions and withholdings, to be paid as a lump sum within ten days after the Bonus Determination Date, and (c) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of nine months following the termination date, or, (ii) the date on which Mr. Jennings begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Jennings; provided, that if the Company ceases to sponsor and/or provide a Comparable Plan during such 9-month period, then in lieu of or in addition to providing the continued coverage, the Company will pay to Mr. Jennings a taxable cash payment in a single lump sum in such amount that Mr. Jennings shall retain on a net after-tax withholding basis a sufficient amount to purchase a policy substantially similar to a Comparable Plan for himself and his qualifying family members for the remainder of such 9-month period.

If the Company (or its successor) terminates Mr. Jennings’s employment without CFO Cause or Mr. Jennings terminates his employment for CFO Good Reason and there is a Change in Control Trigger, Mr. Jennings shall receive the CFO Accrued Amounts subject to standard deductions and withholdings, to be paid as a lump sum no later than the date of termination or within 72 hours of Mr. Jennings’s resignation, as applicable. In addition, subject to the limitations stated in the CFO Employment Agreement and upon Mr. Jennings’s furnishing to the Company (or its successor) an executed Release, (a) the annual CFO Base Salary in effect at the time of termination will continue to be paid for a period of nine months following the date of termination (the “Change in Control Severance Period”), less standard deductions and withholdings, to be paid in equal installments during the Change in Control Severance Period in accordance with the Company’s regular payroll practices; (b) (i) an amount equal to 75% of the CFO Base Salary for the year of termination, less standard deductions and withholdings, shall be paid to Mr. Jennings in a lump sum on the first regular payroll date following the effectiveness of the Release, plus (ii) a pro-rated portion of the target CFO Bonus amount for the year of termination, if any, provided such CFO Bonus has been determined by the Board of Directors or the Compensation Committee to have been achieved in the ordinary course as of the Bonus Determination Date (pro-rated based upon the achievement of the metrics associated with such CFO Bonus as determined in good faith by the Company), less standard deductions and withholdings, to be paid as a lump sum within ten days after the Bonus Determination Date; and (c) continued coverage under the Company’s medical, dental, life and disability insurance until the earlier of either (i) the end of nine months following the termination date, or, (ii) the date on which Mr. Jennings begins full-time employment with another company or business entity which offers comparable health insurance coverage to Mr. Jennings; provided, that if the Company ceases to sponsor and/or provide a Comparable Plan during such 9-month period, then in lieu of or in addition to providing the continued coverage, the Company will pay to Mr. Jennings a taxable cash payment in a single lump sum in such amount that Mr. Jennings shall retain on a net after-tax withholding basis a sufficient amount to purchase a policy substantially similar to a Comparable Plan for himself and his qualifying family members for the remainder of such 9-month period.

In addition, in the event that Mr. Jennings’s employment is terminated without CFO Cause or for CFO Good Reason and a Change in Control Trigger has not occurred, or in the event of Mr. Jennings’s death or Complete Disability, the vesting of any Time-Based Vesting Equity Awards shall be fully accelerated such that on the effective date of such termination 100% of any Time-Based Vesting Equity Awards granted to Mr. Jennings prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Jennings. Furthermore, in the event that Mr. Jennings’s employment is terminated without CFO Cause or for CFO Good Reason and a Change in Control Trigger has occurred, the vesting of any Time-Based Vesting Equity Awards shall be fully accelerated such that on the effective date of such termination (or if later, the date of the applicable Change in Control) 100% of any Time-Based Vesting Equity Awards granted to Mr. Jennings prior to such termination shall be fully vested and immediately exercisable, if applicable, by Mr. Jennings.

If any payment Mr. Jennings would receive pursuant to a Change in Control (as such term is defined in the CFO Employment Agreement) from the Company or otherwise (a “Payment”) would (i) constitute a “parachute payment” within the meaning of Section 280G of the Internal Revenue Code, and (ii) but for the terms of the CFO Employment Agreement, be subject to the excise tax imposed by Section 4999 of the Internal Revenue Code (the “Excise Tax”), then such Payment shall be equal to either (x) the largest portion of the Payment that would result in no portion of the Payment being subject to the Excise Tax or (y) the largest portion, up to and including the total, of the Payment, whichever amount, after taking into account all applicable federal, state, and local employment taxes, income taxes, and the Excise Tax (all computed at the highest applicable marginal rate), results in Mr. Jennings’ receipt, on an after-tax basis, of the greater economic benefit notwithstanding that all or some portion of the Payment may be subject to the Excise Tax (the “Reduced Amount”). If a reduction in payments or benefits constituting “parachute payments” is necessary so that the Payment equals the Reduced Amount, reduction shall occur in the manner that results in the greatest economic benefit for Mr. Jennings. If more than one method of reduction will result in the same economic benefit, the items so reduced will be reduced pro rata.

Concurrently with the entry into the CFO Employment Agreement, the Company entered into an indemnification agreement with Mr. Jennings in the form provided for the officers and directors of the Company, which form is attached as an exhibit to the CFO Employment Agreement (the “Indemnification Agreement”). The Indemnification Agreement provides Mr. Jennings with contractual rights to indemnification and expense advancement, with coverage on the same basis as is provided for the officers and directors of the Company. To the extent the Indemnification Agreement is not applicable, pursuant to the CFO Employment Agreement the following provisions shall apply. The Company covenants and agrees to indemnify Mr. Jennings, his heirs and representatives, and hold them harmless, to the fullest extent allowed by governing law, from and in connection with any loss, cost, damage, award, judgment, claim and/or expense, including without limiting the generality of the foregoing, attorneys’ fees and related expenses, in the event Mr. Jennings is made or threatened to be made a party or is otherwise involved in any threatened, pending or completed action, suit or proceeding, whether civil, administrative, investigative or otherwise or the provision of any cooperation or assistance hereunder including but not limited to the Litigation Cooperation Requirement (a “Proceeding”), by reason of his acceptance and/or performance of the employment contemplated herein, or that otherwise arises out of or relates to Mr. Jennings’s service as an officer or employee of the Company or any affiliate of the Company. Mr. Jennings shall have the right to engage, at the Company’s expense, independent counsel in connection with such a Proceeding. The Company agrees to pay all expenses incurred in connection with any such Proceeding (including but not limited to the fees and expenses associated with the engagement of Mr. Jennings’s independent counsel) directly to the billing party, when and as incurred, and in advance of the final disposition of such Proceeding, so as to avoid Mr. Jennings having to pay or advance such costs. The Company also agrees to pay all other costs associated with such a Proceeding, including any bond costs, liability award or judgment, together with any costs or accrued interest, directly so as to avoid Mr. Jennings having to pay or advance such sums. Mr. Jennings shall retain full control of his representation and the decisions affecting his interests in connection with such a Proceeding. In addition, during Mr. Jennings’s employment and thereafter, the Company shall provide Mr. Jennings with coverage under a policy of directors’ and officers’ liability insurance that provides him with coverage on the same basis as is provided for the officers and directors of the Company.

The Proprietary Information and Inventions Agreement entered into by Mr. Jennings pursuant to the terms of the CFO Employment Agreement relates to the protection of confidential information of the Company and the ownership by the Company of proprietary information and patents and other intellectual property.

Release Agreement with Samuel J. Meckey

As previously disclosed by the Company, on October 6, 2023, the Company notified Samuel J. Meckey that pursuant to a decision made by the Board of Directors on October 5, 2023, his service as the Chief Executive Officer of the Company was terminated, effective immediately, and that he would cease to be an employee of the Company effective as of October 11, 2023 (the “Termination Date”). As disclosed in the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023 filed by the Company with the SEC on November 21, 2023, in connection with Mr. Meckey’s termination, on November 17, 2023, the Company and Mr. Meckey entered into a waiver and release of claims (the “Release”), in accordance with Mr. Meckey’s amended and restated employment agreement with the Company, dated as of May 11, 2023, as previously disclosed by the Company (the “Employment Agreement”). The consideration for Mr. Meckey’s agreement to the Release consists of the severance compensation provided under, and subject to, the terms and conditions of the Employment Agreement.

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

Pursuant to the terms of the Release, Mr. Meckey has agreed (i) not to make any disparaging, critical or otherwise detrimental statements to any person or entity concerning any Releasee or the products or services of any Releasee and (ii) that he shall not use any Company information that is confidential either under applicable law or the Confidentiality Agreement to which Mr. Meckey had access during the scope of his employment with the Company in order to communicate with or solicit any of the Company’s current or prospective clients; provided, that such nondisparagement obligation shall in no way affect Mr. Meckey’s obligation to testify truthfully in any legal proceeding (nor shall anything contained in the Release apply to truthful testimony in litigation), and nothing in the Release limits Mr. Meckey’s ability to file a charge or complaint with any federal, state or local governmental agency or commission (a “Government Agency”), or to communicate with, or otherwise participate in any investigation or proceeding that may be conducted by, any Governmental Agency (including the provision of documents or other information), without notice to the

Company. Pursuant to the terms of the Release, if Mr. Meckey files any charge or complaint with any Governmental Agency and it (or any other third party) pursues any claim on his behalf, Mr. Meckey waives any right to monetary or other individualized relief (either individually, or as part of any collective or class action); provided, that nothing contained in the Release limits any right Mr. Meckey may have to receive a whistleblower award or bounty for information provided to the SEC.

Director Compensation

The following table sets forth the compensation earned for services performed for us as a director by each member of our Board as of December 31, 2023, other than any directors who are also our NEOs, during the fiscal year ended December 31, 2023.

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All Other Compensation ($)	Total ($)
Dr. Avi S. Katz(1)(9) Chairman of the Board	$505,500	$—	$—	$—	$—	$170,000	$675,000
Dr. Raluca Dinu(2)(9) Director	$95,500	$—	$—	$—	$—	$170,000	$265,500
Dr. Chirinjeev Kathuria(4)(10) Director	$45,000	$—	$—	$—	$—	$170,000	$215,000
Dr. Mariya Pylypiv(3)(9) Director	$45,000	$—	$—	$—	$—	$170,000	$215,000
Agnès Rey-Giraud(4)(9) Director	$82,500	$—	$—	$—	$—	$170,000	$252,500
Mark Guinan(5)(10) Director	$100,000	$—	$—	$—	$—	$216,667	$316,667
Luis Machuca(6)(10) Director	$110,000	$—	$—	$—	$—	$226,667	$326,667
Nathan Locke(7)(9) Director	$55,000	$—	$—	$—	$—	$170,000	$225,000
James Greene(8) Director	$—	$—	$—	$—	$—	$—	$—

(1)	“Fees earned or paid in cash” consists of $152,500 paid in cash in the 2023 fiscal year for services as a director, $73,000 paid in cash in the 2023 fiscal year as consideration for services on special board committees, and $280,000 paid in cash in the 2024 fiscal year but earned in the 2023 fiscal year as consideration for services on special board committees.

(2)	“Fees earned or paid in cash” consists of $82,500 paid in cash in the 2023 fiscal year for services as a director and $13,000 paid in the 2023 fiscal year but earned in the 2022 fiscal year as consideration for services on special board committees.

(3)	“Fees earned or paid in cash” consists of $45,000 paid in cash in the 2023 fiscal year for services as a director.

(4)	“Fees earned or paid in cash” consists of $82,500 paid in cash in the 2023 fiscal year for services as a director.

(5)	“Fees earned or paid in cash” consists of $100,000 paid in cash in the 2023 fiscal year for services as a director.

(6)	“Fees earned or paid in cash” consists of $60,000 paid in cash in the 2023 fiscal year for services as a director and $50,000 paid in cash in the 2023 fiscal year as consideration for services on special board committees.

(7)	“Fees earned or paid in cash” consists of $55,000 paid in cash in the 2023 fiscal year for services as a director. Following the expiration of his term as a Class II director of the Company at the 2023 annual meeting of stockholders held on December 27, 2023, Mr. Locke no longer serves as a director of the Company.

(8)	Mr. Greene was not a director of the Company until December 27, 2023, when he was elected as a Class II director at the 2023 annual meeting of stockholders.

(9)	“All other compensation” consists of $170,000 paid in cash in the 2023 fiscal year in lieu of an annual equity grant in the 2023 fiscal year for service as a director of the Company.

(10)	“All other compensation” consists of $170,000 paid in cash in the 2023 fiscal year in lieu of an annual equity grant in the 2023 fiscal year for service as a director of the Company and $46,667 paid in cash in the 2023 fiscal year in lieu of an equity grant in the 2022 fiscal year as a new director of the Company.

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
•each of UpHealth’s NEOs as of December 31, 2023;
•each of UpHealth’s directors as of March 31, 2024; and
•all of UpHealth’s NEOs as of December 31, 2023 and directors as of March 31, 2024, as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days, or RSUs that will vest within 60 days. As of March 31, 2024, there were 18,811,398 shares of our common stock outstanding.

Unless otherwise indicated, UpHealth believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock of UpHealth beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares of UpHealth Common Stock	% of Class
Martin S. A. Beck(2)	240,339	1.28%
Jay W. Jennings(3)	23,024	*
Samuel J. Meckey(4)	295,197	1.57%
Dr. Avi S. Katz(5)	514,440	2.73%
Dr. Raluca Dinu(6)	13,905	*
Agnès Rey-Giraud(7)	14,405	*
Luis Machuca(8)	30,304	*
Mark Guinan(9)	30,304	*
Dr. Mariya Pylypiv(10)	686,388	3.65%
Dr. Chirinjeev Kathuria(11)	3,855,113	20.49%
James S. Greene	—	*
Kayne Anderson Capital Advisors, L.P.(12)	1,065,509	5.66%
All NEOs as of December 31, 2023 and all directors as of March 31, 2024 (11 individuals) as a group	5,703,419	30.32%
*Less than 1%

(1)	The business address of Drs. Katz and Dinu and GigAcquisitions2, LLC is 1731 Embarcadero Rd., Suite 200, Palo Alto, CA 94303. The business address of each of the other directors and UpHealth’s NEOs is c/o UpHealth, Inc., 14000 S. Military Trail, Suite 203, Delray Beach, FL 33484. The business address of Armistice Capital Master Fund, Ltd. is c/o Armistice Capital, LLC, 510 Madison Avenue, 7th Floor, New York, NY 10022. The business address of Kayne Anderson Capital Advisors, L.P. is 1800 Avenue of the Stars, Third Floor, Los Angeles, CA 90067.
(2)	Martin S. A. Beck beneficially owns an aggregate of 223,655 shares of common stock and has 16,684 RSUs subject to vesting within 60 days of March 31, 2024. Mr. Beck (i) is the record owner of 37,491 shares of common stock, (ii) is the sole member of Rewi Enterprises LLC (“Rewi Enterprises”) and (iii) is an equity owner and chairman of the board of directors of TTC Healthcare Partners, LLC (“TTC Partners”). As a result, Mr. Beck shares voting and dispositive power over, and may be deemed to have beneficial ownership of, the 186,164 shares of common stock beneficially owned by Rewi Enterprises and the 122,208 shares of common stock beneficially owned by TTC Partners. Mr. Beck disclaims beneficial ownership of the shares held by TTC Partners. On October 5, 2023, the UpHealth Board appointed Mr. Beck, then serving as UpHealth’s Chief Financial Officer, to serve as the Chief Executive Officer of UpHealth effective October 6, 2023. On October 9, 2023, the UpHealth Board appointed Mr. Beck to serve as a Class I director.
(3)	Jay Jennings beneficially owns an aggregate of 20,522 shares of common stock and has 2,502 RSUs subject to vesting within 60 days of March 31, 2024. On October 9, 2023, Mr. Jennings, then UpHealth’s Chief Accounting Officer (which role did not make Mr. Jennings the principal accounting officer of UpHealth as Mr. Beck has previously served as both the principal financial officer and the principal accounting officer), was appointed by the UpHealth Board to replace Mr. Beck as the Chief Financial Officer of UpHealth, effective immediately, and assume the position of both the principal financial officer and the principal accounting officer of UpHealth.
(4)	Samuel J. Meckey was terminated from his role as the Chief Executive Officer of UpHealth effective October 6, 2023. On October 9, 2023, Mr. Meckey informed the UpHealth Board of his resignation from his position as a Class I director of UpHealth, effective immediately.
(5)	Dr. Avi S. Katz beneficially owns an aggregate of 513,879 shares of common stock and has 561 RSUs subject to vesting within 60 days of March 31, 2024. Dr. Katz is the record owner of 13,324 shares of common stock and is the sole manager but is not a member of GigAcquisitions2, LLC (“GigAcquisitions2”), and he shares voting and dispositive power over the shares held by it. As a result, the 452,430 shares of common stock and 48,125 shares of common stock underlying warrants, all held by GigAcquisitions2, are beneficially owned by Dr. Katz.
(6)	Dr. Raluca Dinu beneficially owns an aggregate of 13,344 shares of common stock and has 561 RSUs subject to vesting within 60 days of March 31, 2024.
(7)	Agnes Rey-Giraud beneficially owns an aggregate of 13,844 shares of common stock and has 561 RSUs subject to vesting within 60 days of March 31, 2024.
(8)	Luis Machuca beneficially owns an aggregate of 25,253 shares of common stock and has 5,051 RSUs subject to vesting within 60 days of March 31, 2024.
(9)	Mark Guinan beneficially owns an aggregate of 25,253 shares of common stock and has 5,051 RSUs subject to vesting within 60 days of March 31, 2024.
(10)	Dr. Mariya Pylypiv beneficially owns an aggregate of 678,875 shares of common stock and has 7,513 RSUs subject to vesting within 60 days of March 31, 2024. Dr. Pylypiv has pledged approximately 14,449 of such shares to UpHealth to secure her obligations under an agreement executed by Drs. Pylypiv and Kathuria.
(11)	Dr. Chirinjeev Kathuria beneficially owns an aggregate of 3,854,552 shares of common stock and has 561 RSUs subject to vesting within 60 days of March 31, 2024. Dr. Kathuria has pledged approximately 83,461 of such shares to UpHealth to secure his obligations under an agreement executed by Drs. Kathuria and Pylypiv.
(12)	Pursuant to a Schedule 13G filed with the SEC on March 22, 2023, the shares reported above are owned by investment accounts (investment limited partnerships, registered investment companies and institutional accounts) managed, with discretion to purchase or sell securities, by Kayne Anderson Capital Advisors, L.P. (or a controlled affiliate thereof), as a registered investment adviser. Kayne Anderson Capital Advisors, L.P. is the general partner (or general partner of the general partner) of the limited partnerships and investment adviser to the other accounts. Kayne Anderson Capital Advisors, L.P. disclaims beneficial ownership of the shares reported above, except those shares attributable to it by virtue of its general partner interests in the limited partnerships.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents information as of December 31, 2023 regarding equity compensation plans under which the Company’s equity securities are authorized for issuance.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights		(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders:
2021 Equity Incentive Plan	—(1)	$	—(1)	1,315,646(1)(2)
Equity compensation plans not approved by stockholders:(3)
UpHealth, Inc. Inducement Equity Incentive Plan	—(4)	$	—(4)	400,000(4)
Cloudbreak Health, LLC 2015 Unit Incentive Plan	48,035		$43.63	—(5)
Total	48,035		$43.63	1,715,646

(1)
Outstanding awards under the Company’s 2021 Equity Incentive Plan (the “2021 EIP”) consist solely of RSUs. The number of securities does not reflect shares issuable upon the vesting of outstanding RSUs awarded under the 2021 EIP, which consisted of 521,837 shares of Common Stock as of December 31, 2023.

(2)	The number of shares that may be granted under the 2021 EIP are subject to an annual increase on the first day of each calendar year beginning January 1, 2022 and ending and including January 1, 2032, equal to the lesser of (i) 5% of the number of shares of Common Stock outstanding as of the conclusion of the Company’s immediately preceding fiscal year and (ii) such smaller number of shares as is determined by the Board.
3)	The material features of each compensation plan set forth below are described in Note 12, Capital Structure, in the Notes to Consolidated Financial Statements of this Annual Report.
(4)
Outstanding awards under the Company’s 2023 Inducement Equity Incentive Plan (the “2023 IEIP”) consist solely of RSUs. The number of securities does not reflect shares issuable upon the vesting of outstanding RSUs awarded under the 2023 IEIP, which consisted of 200,000 shares of Common Stock as of December 31, 2023.

(5)	In connection with the closing of the Business Combinations on June 9, 2021, the Company assumed the Cloudbreak Health, LLC 2015 Unit Incentive Plan (the “Cloudbreak 2015 Incentive Plan”) and the outstanding options awarded thereunder at the time of closing, which as of June 9, 2021 represent options for the purchase of 1,711,613 shares of Common Stock at a weighted-average exercise price per option of $44.51. Options awarded under the Cloudbreak 2015 Incentive Plan are subject to the terms and conditions set forth in the Cloudbreak Health, LLC Unit Option Agreement. Upon completion of the Business Combinations, Cloudbreak ceased granting awards under the Cloudbreak 2015 Incentive Plan. As of December 31, 2023, outstanding options awarded under the Cloudbreak 2015 Incentive Plan represent options for the purchase of 138,406 shares of Common Stock at a weighted-average exercise price per option of $50.76. On March 15, 2024, we completed the Sale of Cloudbreak to Forest Buyer, and in accordance with the Cloudbreak 2015 Incentive Plan, the 48,035 unvested outstanding options were immediately vested and will expire September 15, 2024 if unexercised.
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
The following table presents the aggregate fees billed for professional services rendered by BPM for the fiscal years ended December 31, 2023 and 2022.

	Year Ended December 31,
Type of Fees	2023	2022
Audit Fees(1)	$1,219,801	$1,074,127
Audit-Related Fees(2)	—	—
Tax Fees(3)	—	—
All Other Fees(4)	—	—
Total	$1,219,801	$1,074,127

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

The Audit Committee has determined that all services performed by BPM are compatible with maintaining the independence of BPM. The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to approve permitted services provided that the Chairman reports any decisions to the Audit Committee at its next scheduled meeting. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval process.

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

2.8†**
Membership Interests Purchase Agreement, dated November 16, 2023, by and among UpHealth, Inc., Cloudbreak Health, LLC and Forest Buyer, LLC (incorporated by reference to Exhibit 2.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

3.1**
Second Amended and Restated Certificate of Incorporation of UpHealth, Inc. as amended by the Certificate of Amendment effective December 8, 2022 (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.'s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

3.2**
Second Amended and Restated Bylaws of UpHealth, Inc., effective August 22, 2022 (incorporated by reference to Exhibit 3.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 24, 2022).

4.1**	Specimen Common Stock Certificate of UpHealth, Inc. (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.'s Annual Report on Form 10-K filed with the SEC on March 31, 2023).

4.2**	Specimen Warrant Certificate of GigCapital2, Inc. (incorporated by reference to Exhibit 4.3 of GigCapital2, Inc.’s Form S-1/A filed with the SEC on May 22, 2019).

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

4.9**
Transaction Support Agreement, dated November 16, 2023, by and among UpHealth, Inc., Cloudbreak Health, LLC, Forest Buyer, LLC and the Consenting Noteholders (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

4.10**
Agreement of Resignation, Appointment and Acceptance, dated as of January 11, 2024, by and among UpHealth, Inc., Wilmington Trust, National Association, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2024).

4.11†**
First Supplemental Indenture and Amendment to Security Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.12†**
First Supplemental Indenture, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor trustee and as collateral agent (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.13†**
Security Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 4.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.14**
Waiver and Rescission Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., Cloudbreak Health, LLC and the Consenting 2025 Noteholders (incorporated by reference to Exhibit 4.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.15**
Waiver Agreement, dated as of February 9, 2024, by and among UpHealth, Inc. and the Consenting 2026 Noteholders (incorporated by reference to Exhibit 4.5 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

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

Exhibit No.	Description
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

10.29#**	Letter of Offer of Employment for Al Gatmaitan, entered into October 19, 2021 (included as Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

10.30#**	Amended & Restated Employment Offer Letter (Martin S. A. Beck) (included as Exhibit 10.10 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.31#**	Amended & Restated Employment Offer Letter (Alfonso W. Gatmaitan) (included as Exhibit 10.11 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.32#**	Amended & Restated Employment Offer Letter (Chirinjeev Kathuria) (included as Exhibit 10.12 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

10.33#**	Amended & Restated Employment Offer Letter (Mariya Pylypiv) (included as Exhibit 10.13 to GigCapital2, Inc.’s Form S-4/A filed with the SEC on March 23, 2021).

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

10.37#**
Release Agreement, dated November 17, 2023, by and between UpHealth, Inc. and Samuel J. Meckey (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2023).

10.38††#**	Amended and Restated Employment Agreement, dated as of May 11, 2023, by and between UpHealth, Inc. and Samuel J. Meckey.

10.39††#**
Amended and Restated Employment Agreement, dated August 8, 2023, by and between UpHealth, Inc. and Martin Beck (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on August 10, 2023).

10.40†**
McKinsey Project Commercial Agreement, dated March 15, 2022, by and between UpHealth, Inc. and its affiliates and McKinsey & Company, Inc. United States and its affiliates (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 16, 2022).

10.41†**
Security Agreement, dated August 18, 2022, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as collateral agent (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

10.42**	Form of Subscription Agreement (2025 Notes) (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.43**	Form of Note Purchase Agreement (2026 Note Repurchase) (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 15, 2022).

10.44†**
Stock Purchase Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc., Innovations Group, Inc. and Belmar MidCo, Inc. (incorporated by reference to Exhibit 2.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.45**
Release Agreement, dated February 26, 2023, by and among UpHealth, Inc., UpHealth Holdings, Inc. and Innovations Group, Inc. (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 27, 2023).

10.46**
Form of Securities Purchase Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

10.47**
Form of Registration Rights Agreement, dated as of March 9, 2023, by and between UpHealth, Inc. and the Purchaser (incorporated by reference to Exhibit 10.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on March 9, 2023).

Exhibit No.	Description
10.48†**
Voting and Support Agreement, dated November 16, 2023, by and among UpHealth, Inc., Forest Buyer, LLC and the stockholders set forth on the signature pages thereto (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

10.49**
Transition Agreement, dated November 15, 2023, by and between Thrasys, Inc. and L.A. Care Health Plan (incorporated by reference to Exhibit 10.4 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2023).

10.50**
Transition Agreement, dated November 16, 2023, by and between Thrasys, Inc. and EmpiRx Health LLC (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2023).

10.51**
Transition Agreement, dated November 17, 2023, by and between Thrasys, Inc. and County of Alameda. (incorporated by reference to Exhibit 10.5 to UpHealth, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 21, 2023).

10.52#**	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.11 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.53#**	Inducement Equity Incentive Plan (incorporated by reference to Exhibit 4.4 to UpHealth, Inc.’s Registration Statement on Form S-8 filed with the SEC on May 8, 2023).

10.54#**	Form of Restricted Stock Units Agreement (Inducement) (incorporated by reference to Exhibit 10.2 to UpHealth, Inc’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).
10.55#**	Form of Notice of Grant of Restricted Stock Units (Inducement) (incorporated by reference to Exhibit 10.3 to UpHealth, Inc’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2023).

10.56††#*	Second Amended and Restated Employment Agreement, dated March 14, 2024, by and between UpHealth, Inc. and Martin S. A. Beck.

10.57††#*	Employment Agreement, dated March 14, 2024, by and between UpHealth, Inc. and Jay W. Jennings..

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of BPM LLP, independent registered public accounting firm of UpHealth, Inc.

24.1*	Power of Attorney (included on the signature page hereto).

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.
97.1*	UpHealth, Inc. Clawback Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

††	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit, or any section thereof, to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

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

Dated: April 4, 2024	UPHEALTH, INC.

	By:	/s/ Martin S. A. Beck
	Name:	Martin S. A. Beck
	Title:	Chief Executive Officer

POWERS OF ATTORNEY
KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mr. Martin S. A. Beck and Mr. Jay Jennings his or her true and lawful attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this Annual Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute, each acting alone, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Martin S. A. Beck	Chief Executive Officer and Director	April 4, 2024
Martin S. A. Beck	(Principal Executive Officer)

/s/ Jay W. Jennings	Chief Financial Officer	April 4, 2024
Jay W. Jennings	(Principal Accounting and Financial Officer)

/s/ Dr. Avi S. Katz	Chairman of the Board of Directors	April 4, 2024
Dr. Avi S. Katz

/s/ Dr. Raluca Dinu	Director	April 4, 2024
Dr. Raluca Dinu

/s/ James S. Greene	Director	April 4, 2024
James S. Greene

/s/ Dr. Chirinjeev Kathuria	Director	April 4, 2024
Dr. Chirinjeev Kathuria

/s/ Dr. Mariya Pylypiv	Director	April 4, 2024
Dr. Mariya Pylypiv

/s/ Agnès Rey-Giraud	Director	April 4, 2024
Agnès Rey-Giraud

/s/ Luis Machuca	Director	April 4, 2024
Luis Machuca

/s/ Mark Guinan	Director	April 4, 2024
Mark Guinan