Form 10-Q
period 2024-03-31
UpHealth, Inc.
filed 2024-06-06
CIK 1770141

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________
Commission file number 001-38924

UpHealth, Inc.
(Exact name of registrant as specified in its charter)

Delaware	83-3838045
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14000 S. Military Trail, Suite 203	33484
Delray Beach, Florida
(Address of principal executive offices)	(Zip Code)
(888) 424-3646
(Registrant’s telephone number, including area code)
________________________________________________________
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

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐ Yes ☐ No

As of June 5, 2024, the registrant had outstanding 18,932,192 shares of common stock, $0.0001 par value per share.

(1)On December 11, 2023, UpHealth, Inc. (the “Company”) received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist the common stock, par value $0.0001 per share, of the Company (ticker symbol: UPH), from the New York Stock Exchange (“NYSE”), and suspended trading in the common stock pending the completion of such proceedings. As a result, effective December 12, 2023, the common stock is trading in the over-the-counter market under the symbol “UPHL.” The Company timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted the Company’s request for a hearing, which was originally scheduled to occur on April 17, 2024 but has since been rescheduled to July 18, 2024.

PART I - Financial Information
Item 1.    Financial Statements
UPHEALTH, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts, unaudited)

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$955	$2,548
Restricted cash	169,388	—
Prepaid expenses and other current assets	1,563	2,064
Assets held for sale, current	—	15,597
Total current assets	171,906	20,209
Property and equipment, net	534	704
Operating lease right-of-use assets	344	370
Equity investments	96,768	96,768
Other assets	182	207
Assets held for sale, noncurrent	—	113,550
Total assets	$269,734	$231,808
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,739	$6,889
Accrued expenses	9,513	8,232
Due to related party	1,533	948
Lease liabilities, current	188	183
Income taxes payable	18,662	—
Debt, current	111,891	—
Liabilities held for sale, current	—	10,579
Total current liabilities	145,526	26,831
Debt, noncurrent	37,268	146,524
Lease liabilities, noncurrent	560	610
Other liabilities, noncurrent	4,595	76
Liabilities held for sale, noncurrent	—	2,663
Total liabilities	187,949	176,704
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.1000 par value, 1,000,000 shares authorized; none issued or outstanding at March 31, 2024 and December 31, 2023, respectively.	—	—
Common stock, $0.1000 par value, 300,000 shares authorized, 18,981 and 18,841 shares issued, 18,811 and 18,671 shares outstanding as of March 31, 2024 and December 31, December 31, 2023, respectively	2	2
Additional paid-in capital	697,410	696,150
Treasury stock, at cost	(17,000)	(17,000)
Accumulated deficit	(598,627)	(624,048)
Total stockholders’ equity	81,785	55,104
Total liabilities and stockholders’ equity	$269,734	$231,808

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues:
Services	$—	$13,613
Licenses and subscriptions	—	1,936
Products	—	9,138
Total revenues	—	24,687
Costs of revenues:
Services	—	6,518
License and subscriptions	—	319
Products	—	5,359
Total costs of revenues	—	12,196
Gross profit	—	12,491
Operating expenses:
Sales and marketing	91	2,527
Research and development	21	1,043
General and administrative	3,992	10,553
Depreciation and amortization	170	525
Stock-based compensation	920	981
Goodwill, intangible asset, and other long-lived asset impairments	—	495
Acquisition, integration, and transformation costs	176	3,400
Total operating expenses	5,370	19,524
Loss from operations	(5,370)	(7,033)
Other expense:
Interest expense	(5,529)	(6,758)
Other income, net, including interest income	3,539	58
Total other expense	(1,990)	(6,700)
Loss before income tax expense	(7,360)	(13,733)
Income tax expense	(4,519)	—
Net loss from continuing operations	(11,879)	(13,733)
Net income from discontinued operations, net of tax	37,300	6,098
Net income (loss)	25,421	(7,635)
Less: net income attributable to noncontrolling interests	—	448
Net income (loss) attributable to UpHealth, Inc.	$25,421	$(8,083)

Net income (loss) per share - basic and diluted
Continuing operations	$(0.64)	$(0.87)
Discontinued operations, net of tax	$1.99	$0.39
Attributable to UpHealth, Inc.	$1.36	$(0.51)
Weighted average shares outstanding - basic and diluted	18,699	15,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Net income (loss)	$25,421	$(7,635)
Foreign currency translation adjustments, net of tax	—	—
Comprehensive income (loss)	25,421	(7,635)
Less: comprehensive income attributable to noncontrolling interests	—	448
Comprehensive income (loss) attributable to UpHealth, Inc.	$25,421	$(8,083)

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-In Capital		Shares	Amount	Accumulated Deficit	Total Stockholders’ Equity
Balance as of January 1, 2024	18,671	$2	$696,150		170	$(17,000)	$(624,048)	$55,104
Equity award activity, net of shares withheld for taxes	140	—	—		—	—	—	—
Stock-based compensation	—	—	1,260	[1]	—	—	—	1,260
Net income	—	—	—		—	—	25,421	25,421
Balance as of March 31, 2024	18,811	$2	$697,410		170	$(17,000)	$(598,627)	$81,785

	Common Stock			Treasury Stock
	Shares	Amount	Additional Paid-In Capital	Shares	Amount	Accumulated Deficit	Total UpHealth, Inc. Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
Balance as of January 1, 2023	15,054	$2	$688,355	170	$(17,000)	$(566,209)	$105,148	$989	$106,137
Equity award activity, net of shares withheld for taxes	80	—	(3)	—	—	—	(3)	—	(3)
Issuance of common stock in connection with 2023 private placement, net of issuance costs of $348	1,650	—	4,155	—	—	—	4,155	—	4,155
Stock-based compensation	—	—	989	—	—	—	989	—	989
Net loss	—	—	—	—	—	(8,083)	(8,083)	448	(7,635)
Distribution to noncontrolling interests	—	—	—	—	—	—	—	(44)	(44)
Balance as of March 31, 2023	16,784	$2	$693,496	170	$(17,000)	$(574,292)	$102,206	$1,393	$103,599

The accompanying notes are an integral part of these condensed consolidated financial statements.
1 Includes $0.3 million from the acceleration of equity awards, which is included in net income from discontinued operations, net of tax, in the unaudited condensed consolidated statements of operations.

UPHEALTH, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands, unaudited)

	Three Months Ended March 31,
	2024	2023
Operating activities:
Net income (loss)	$25,421	$(7,635)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Net income from discontinued operations, net of taxes	(37,300)	(6,098)
Depreciation and amortization	170	578
Amortization of debt issuance costs and discount on convertible debt	2,635	2,659
Stock-based compensation	920	981
Goodwill, intangible asset, and other long-lived asset impairments	—	495
Amortization of operating lease right-of-use assets	26	402
Other	—	(18)
Changes in operating assets and liabilities:
Accounts receivable	10	(2,313)
Inventories	—	26
Prepaid expenses and other current assets	516	(601)
Accounts payable and accrued expenses	1,333	3,058
Operating lease liabilities	(45)	(412)
Income taxes payable	—	(19)
Deferred revenue	—	(1,260)
Due to related parties	585	3,973
Other liabilities	4,519	(39)
Net cash used in operating activities - continuing operations	(1,210)	(6,223)
Net cash provided by (used) in operating activities - discontinued operations	(5,364)	2,184
Net cash used in operating activities	(6,574)	(4,039)
Investing activities:
Net cash received from sale of business	175,404	—
Purchases of property and equipment	—	(794)
Net cash provided by (used in) investing activities - continuing operations	175,404	(794)
Net cash used in investing activities - discontinued operations	(400)	(547)
Net cash provided by (used in) investing activities	175,004	(1,341)
Financing activities:
Proceeds from private placement, net of issuance costs of $348	—	4,152
Payments for taxes related to net settlement of equity awards	—	(3)
Distributions to noncontrolling interests	—	(44)
Payment of amount due to member	—	(50)
Net cash provided by financing activities - continuing operations	—	4,055
Net cash used in financing activities - discontinued operations	(635)	(899)
Net cash provided by (used in) financing activities	(635)	3,156
Net increase (decrease) in cash, cash equivalents, and restricted cash	167,795	(2,224)
Cash, cash equivalents, and restricted cash, beginning of period	2,548	15,557
Cash, cash equivalents, and restricted cash, end of period	$170,343	$13,333

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow information:
Cash paid for interest	$2,370	$2,283
Cash paid for income taxes	$22	$19

Reconciliation of cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$955	$13,333
Restricted cash	169,388	—
Total cash, cash equivalents, and restricted cash	$170,343	$13,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

UPHEALTH, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In dollars, unaudited)
1.    Organization and Business

UpHealth, Inc.

UpHealth, Inc. (“UpHealth,” “we,” “us,” “our,” or the “Company”) is the parent company of UpHealth Holdings, Inc. (“UpHealth Holdings”) and Cloudbreak Health, LLC (“Cloudbreak”), the latter of which we sold on March 15, 2024.

GigCapital2, Inc. (“GigCapital2”), our predecessor, was incorporated in Delaware on March 6, 2019. GigCapital2 was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses. The Company’s business combinations (the “Business Combinations”) were consummated on June 9, 2021, and in connection with the Business Combinations, GigCapital2 changed its corporate name to “UpHealth, Inc.”

On November 28, 2023, we received written notice from the staff of New York Stock Exchange (“NYSE”) Regulation of its determination to commence proceedings to delist the Company’s redeemable warrants, exercisable for one share of common stock of the Company, at an exercise price of $115.00 per share, from the NYSE and that trading in the warrants was suspended immediately. As a result, effective November 29, 2023, our warrants are trading in the over-the-counter market under the symbol “UPHLW.” The NYSE on December 13, 2023 filed a Form 25 with the U.S. Securities and Exchange Commission (“SEC”) to delist the warrants from the NYSE.

On December 11, 2023, we received written notice from the staff of NYSE Regulation that it has commenced proceedings to delist our common stock from the NYSE, and suspended trading in our common stock pending the completion of such proceedings. As a result, effective December 12, 2023, our common stock is trading in the over-the-counter market under the symbol “UPHL.” We timely filed an appeal of this determination with the NYSE and requested a hearing before the NYSE Regulatory Oversight Committee’s Committee for Review. On January 12, 2024, the NYSE granted the Company’s request for a hearing, which was originally scheduled to occur on April 17, 2024 but has since being rescheduled to July 18, 2024.

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

The transition of our common stock to the over-the-counter market will not affect the Company’s business operations or its reporting requirements under the rules of the SEC.

Chapter 11 Cases of UpHealth Holdings, Thrasys, and BHS

Since 2021, UpHealth Holdings has been a party to a legal action in state court in New York, entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services’ engagement of Needham to assist with the acquisition of certain companies. On September 14, 2023, the trial court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services’ motion for summary judgment. The trial court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham was entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the trial court in New York signed a judgment against UpHealth Holdings and UpHealth Services in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Following the Decision and Order in the Needham Action, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys, Inc. (“Thrasys”) and Behavioral Health Services, LLC (“BHS”), and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. On November 3, 2023, the U.S. Trustee appointed an official committee of unsecured creditors.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the Bankruptcy Code, the Clerk of Court of the Supreme Court of the State of New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court's judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023.

On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered by the Supreme Court of the State of New York to the Supreme Court of the State of New York Appellate Division, First Judicial Department. On April 18, 2024, a panel of the Supreme Court of the State of New York Appellate Division, First Judicial Department heard oral argument of the appeal, and on May 9, 2024, this panel rendered its decision affirming the previous judgment of the Supreme Court of the State of New York in favor of Needham and against the defendants in the amount of $37.8 million.

UpHealth Holdings intends to enforce the previously disclosed agreement executed by Dr. Chirinjeev Kathuria, Dr. Mariya Pylypiv and Dr. Al Gatmaitan (the “Indemnitors”), pursuant to which they agreed to be responsible for UpHealth Holding’s liabilities to Needham in excess of $8 million. There can be no assurance that UpHealth Holdings will be successful in collecting monies owed from the Indemnitors.

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

On November 16, 2023, the Bankruptcy Court entered an order setting deadlines to file claims in the Chapter 11 cases. The deadline to file proofs of claim by general creditors of all Debtors passed on January 15, 2024 and the deadline for governmental entities to file proofs of claim against UpHealth Holdings passed on March 18, 2024 and passed on April 17, 2024 against the other Debtors.

On December 18, 2023, the Debtors filed their schedules of assets and liabilities and their statements of financial affairs. On January 23, 2024, the Bankruptcy Court entered an order extending the Debtors’ exclusive right to file a Chapter 11 plan through and including April 30, 2024, and extending the Debtors’ exclusive right to solicit such a plan through and including July 1, 2024. The Debtors have filed a motion requesting further extension of these deadlines, which automatically tolls the expiration of the applicable periods.

On May 21, 2024, the Bankruptcy Court entered an order approving, on an interim basis, the payment of certain expenses of the Company from funds held by UpHealth Holdings. A final hearing on this matter is currently scheduled for July 2, 2024.

Other than UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, we and our other subsidiaries have not filed a petition for relief under Chapter 11 of the Bankruptcy Code, and we and our indirect subsidiary TTC Healthcare, Inc. (“TTC”) continue to operate outside of bankruptcy.

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

Award of Arbitration Regarding Control of Glocal Board of Directors

UpHealth Holdings has been a party to a commercial arbitration (the “Arbitration”) regarding control of Glocal Healthcare Systems Private Limited, an Indian company with its registered office in Kolkata, West Bengal, India (“Glocal”). The Arbitration is being administered by the International Court of Arbitration (the “ICA”) of the International Chamber of Commerce (the “ICC”). The Arbitration commenced on November 4, 2022, when UpHealth Holdings filed a Request for Arbitration against certain of UpHealth Holdings’ counterparties to a Share Purchase Agreement, dated October 30, 2020 (the “Original SPA”, and as amended on November 20, 2020 and March 4, 2021, the “SPA”), pursuant to which UpHealth Holdings had acquired Glocal. The SPA counterparties against whom UpHealth Holdings brought the Arbitration include Glocal, Dr. Syed Sabahat Azim (“Sabahat Azim”), Richa Sana Azim (“Richa Azim,” and together with Sabahat Azim, the “Azims”), Gautam Chowdhury (“Chowdhury”), Meleveetil Damodaran (“Damodaran”), and Kimberlite Social Infra Private Limited (“Kimberlite,” and together with Glocal, the Azims, Chowdhury and Damodaran, the “Respondents”). Sabahat Azim, Richa Azim, and Chowdhury have constituted the board of directors of Glocal (the “Glocal Board”) since UpHealth Holdings entered into the Original SPA. Damodaran is a current shareholder and former director of Glocal. Kimberlite is an Indian entity of which the Azims are shareholders and directors, and it is a shareholder of Glocal. UpHealth Holdings brought claims against the Respondents for breach of the SPA, violation of UpHealth Holdings’ rights under the Indian Company Act as supermajority shareholder of Glocal, and misrepresentation. UpHealth Holdings requested specific relief, damages and costs from the arbitral tribunal that was constituted by the ICA to decide UpHealth Holdings’ claims (the “Tribunal”).

The Tribunal closed the Arbitration proceedings on February 5, 2024. On March 18, 2024, the ICA formally notified the final award in the Arbitration (the “Award”) of the Tribunal to the parties. The dispositive section of the Award reads substantially as follows, of which sub‑paragraphs (a) through (f) constitute the Tribunal’s findings and sub-paragraphs (g) through (u) constitute the relief ordered by the Tribunal:

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

Rule 36 of the ICC Rules gives all parties to the Arbitration 30 days from the date the Award was notified to apply to the ICC for the correction of “clerical, computational or typographical error[s], or any errors of a similar nature.” In the same thirty-day window, the parties may apply to the ICC for “interpretation” of the Award. On April 12, 2024, UpHealth Holdings made an Application to the ICC for certain corrections and an interpretation of the Award (“Corrections Application”) with respect to the election option at sub-paragraph (j) above, granted to UpHealth Holdings by the Tribunal. After submissions by UpHealth Holdings and Damodaran in respect of the Corrections Application, the Secretariat of the ICC in New York informed all parties on May 13, 2024 that it has received the draft decision by the Tribunal which will be scrutinized by the ICC at one of its next sessions.

Proposed Sale of TTC

Through ongoing discussions with its key economic stakeholders, including a group of certain of the beneficial holders of the Company’s 2025 Notes and the Creditors’ Committee in the bankruptcy case (collectively, the “Consultation Parties”), UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. UpHealth Holdings anticipates that it will pursue a motion before the Bankruptcy Court to approve procedures applicable to the sale of its equity interests in TTC, and eventually, authorize the sale of such equity interests free and clear of all liens, claims, encumbrances and other interests. In addition, UpHealth Holdings anticipates that it will pursue confirmation of a liquidating plan (including seeking approval of a related disclosure statement) alongside of the sale process, which UpHealth Holdings is hopeful will provide payment in full to creditors at UpHealth Holdings and, potentially, a dividend to the Company.

In furtherance of the anticipated sales process, UpHealth Holdings, after consulting with the Consultation Parties, has selected an investment banker, Stout Capital, LLC (“Stout”), to assist in a marketing and sale process to identify a party ready, willing and able to consummate a transaction. As of this time, UpHealth Holdings has not marketed the equity interests in TTC for sale, and it would not expect to do so until after the Bankruptcy Court has granted a motion approving procedures applicable to the sale of its equity interests in TTC and related relief, and authorizing procedures applicable to the sale of its equity interests in TTC and related relief. Furthermore, UpHealth Holdings anticipates submitting an application to the Bankruptcy Court to employ Stout to provide financial and investment banking services in connection with a sale of UpHealth Holdings’ equity interests in TTC. Stout would not be expected to provide any services to UpHealth Holdings unless Stout’s retention is approved by the Bankruptcy Court.

Sale of Cloudbreak

On November 16, 2023, the Company and Cloudbreak, entered into a membership interests purchase agreement (the “Membership Interests Purchase Agreement”) with Forest Buyer, LLC, a Delaware limited liability company (“Forest Buyer”) and an affiliate of GTCR LLC, a leading private equity firm, pursuant to which we agreed to sell all of the outstanding equity interests of Cloudbreak and the wholly-owned subsidiaries of Cloudbreak to Forest Buyer for $180.0 million in cash, subject to certain adjustments for closing indebtedness, net working capital, cash and unpaid transaction expenses related to the transactions contemplated by the Membership Interests Purchase Agreement (the “Sale” and all of the transactions contemplated by the Membership Interests Purchase Agreement, collectively, the “Transactions”). See Note 3, Discontinued Operations, for further information.

In connection and concurrently with the entry into the Membership Interests Purchase Agreement, the Company, Cloudbreak and Forest Buyer entered into a transaction support agreement, dated as of November 16, 2023 (the “Transaction Support Agreement”), with certain beneficial holders of our 2025 Notes (being the holders of at least 69% of the 2025 Notes, the “Consenting 2025 Noteholders”) and certain beneficial holders of our 2026 Notes (being the holders of at least 88% of the 2026 Notes, the “Consenting 2026 Noteholders,” and together the Consenting Senior Secured Noteholders, the “Consenting Noteholders”), pursuant to which the parties thereto agreed, among other things, to support the Membership Interests Purchase Agreement and the Transactions, including the Sale, and to enter into and effect the Supplemental Indentures (as defined below) in connection with the offers to repurchase certain of the 2025 Notes and the 2026 Notes in accordance with the terms of the applicable Indenture as a result of any or all of the Transactions constituting a Fundamental Change (as such term is defined in each of the Indentures) under the applicable Indenture (each, a “Fundamental Change Repurchase Offer”) to be made by us pursuant to the terms of the Transaction Support Agreement.

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

On March 15, 2024 (the “Closing Date”), we completed the closing of the Transactions (the “Closing”). Pursuant to the terms of the Membership Interests Purchase Agreement, the “Cash Consideration” for the Sale was an amount equal to $180.0 million, with adjustments for debt as of immediately prior to the Closing and cash as of 11:59 p.m. (Delray Beach, Florida time) on the day immediately prior to the Closing Date (the “Calculation Time”), Cloudbreak’s net working capital as of the Calculation Time, and unpaid expenses related to the Transactions (collectively, the “Estimated Cash Consideration”). All of the Estimated Cash Consideration was delivered by Forest Buyer to an escrow agent (the “Escrow Agent”) and deposited into three segregated escrow accounts established pursuant an escrow agreement, dated March 15, 2024, entered into in accordance with the terms of the Membership Interests Purchase Agreement by the Company, Forest Buyer and the Escrow Agent (the “Escrow Agreement”), as follows: (i) $3 million (the “Working Capital Escrow Amount”) was deposited in a segregated escrow account to satisfy any adjustment to the Cash Consideration (as defined below) (the “Working Capital Escrow Account”); (ii) $27 million (the “Tax Escrow Amount”) was deposited in a segregated escrow account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions (the “Tax Escrow Account”); and (iii) the remaining portion of the Estimated Cash Consideration equal to approximately $139 million (such amount, the “Notes Escrow Amount”), was deposited in a segregated escrow account (the “Notes Escrow Account,” and together with the Working Capital Escrow Account and the Tax Escrow Account, the “Escrow Accounts”), the purpose of which is to fund the Fundamental Change Repurchase Offers. The funds in the Notes Escrow Account have been released on June 3, 2024, and have been used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $19.7 million of the 2025 Notes, plus accrued interest, following which approximately $37.3 million in aggregate principal amount of 2025 Notes remain outstanding, excluding $0.2 million of unamortized debt issuance costs, which will constitute the entirety of our outstanding debt. Funds in the Tax Escrow Account will be used to satisfy our 2024 tax liability in respect of the Transactions and any funds not required for this purpose will be used to repurchase additional 2025 Notes. Funds in the Working Capital escrow will be used to satisfy any of our obligations resulting from a difference between Cloudbreak’s targeted and actual working capital as of the Closing, and any funds not used for this purpose will be used to repurchase additional 2025 Notes.

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

Deconsolidation of UpHealth Holdings and Subsidiaries

As a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings and its subsidiaries, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” it was concluded that UpHealth Holdings was a Variable Interest Entity (“VIE”), and furthermore, that we no longer had the ability to direct any activities of UpHealth Holdings and no longer have a controlling financial interest. As a result, effective September 30, 2023, we deconsolidated UpHealth Holdings and its subsidiaries and recorded a $59.1 million gain on deconsolidation of equity investment in our unaudited condensed consolidated statements of operations measured as a difference between the fair value of $75.6 million and the carrying value of $16.5 million of UpHealth Holdings and its subsidiaries. We continue to account for our investment in UpHealth Holdings by utilizing the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 321, Investments - Equity Securities (“ASC 321”) measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment.

The financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the result of operations for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements, and the results of operations for the three months ended March 31, 2023 are included in our unaudited condensed consolidated financial statements.

Sale of Innovations Group

On February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of its wholly owned subsidiary, Innovations Group, Inc. (d/b/a MedQuest) (“Innovations Group”), to Belmar MidCo, Inc., a Delaware corporation and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation, a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to the Stock Purchase Agreement dated February 26, 2023. The sale closed on May 11, 2023 for gross proceeds of $56.0 million, subject to working capital, closing debt, and other adjustments. Accordingly, the financial results of Innovations Group for the three months ended March 31, 2023 are included in our unaudited condensed consolidated financial statements.

In connection with the held for sale classification, upon the remeasurement of the disposal group to its fair value, less cost to sell, we recorded a loss of $0.5 million in the three months ended March 31, 2023, which was recorded in goodwill, intangible assets, and other long-lived assets impairment in the unaudited condensed consolidated statements of operations. In connection with the sale closing on May 11, 2023, based on net proceeds of $54.9 million, we recorded an additional loss of $1.4 million in the three months ended June 30, 2023, which was recorded in impairment of goodwill, intangible assets, and other long-lived assets in our unaudited condensed consolidated statements of operations.

Deconsolidation of Glocal and Subsidiaries

Since July 2022 when we deconsolidated Glocal, we continue to account for our investment in Glocal by utilizing the ASC 321 measurement alternative, whereby the investment was measured at cost and will continue to be evaluated for any indicators of impairment. As of March 31, 2024 and for the three months ended March 31, 2024, there has been no change in the status of Glocal. If through legal processes we are able to obtain the ability to direct the activities of Glocal, and it is our intent to exercise all legal rights and remedies to achieve such a result, then we will further reassess the appropriate accounting treatment of our investment in Glocal. See Award of Arbitration Regarding Control of Glocal Board of Directors above for further information.

The financial results and the financial position of Glocal and its subsidiaries are not included in our unaudited condensed consolidated financial statements as of March 31, 2024 and December 31, 2023 and for the three months ended March 31, 2024 and 2023.

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the continuity of operations, the realization of assets, and the satisfaction of liabilities in the normal course of business. Cash and cash equivalents on hand were $1.0 million as of March 31, 2024, excluding the $169.4 million of restricted cash. Historically, we have incurred losses and negative cash flows from operations, and as of March 31, 2024, we had an accumulated deficit of $598.6 million.

As discussed in Proposed Sale of TTC above, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. Should a sale of TTC be completed, we would no longer have ongoing operations that generate cash flow. Also, if UpHealth Holdings successfully exits its Chapter 11 case, there may be little to no residual value remaining at UpHealth Holdings. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Our unaudited condensed consolidated financial statements, including the condensed notes thereto, are unaudited and exclude some of the disclosures required in audited consolidated financial statements. Our unaudited condensed consolidated balance sheet as of December 31, 2023 has been derived from our audited consolidated financial statements as of that date, but do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

In the opinion of management, our accompanying unaudited condensed consolidated financial statements contain all adjustments and eliminations, consisting only of normal recurring adjustments necessary for a fair presentation in conformity with U.S. GAAP. The results of operations in the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024 or any future period. Our accompanying unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2023.

Our unaudited condensed consolidated financial statements include the accounts of UpHealth and its consolidated subsidiaries. As described in Note 1. Organization and Business, our Glocal subsidiary was deconsolidated effective July 1, 2022 and our UpHealth Holdings subsidiary was deconsolidated effective September 30, 2023. As also described in Note 1. Organization and Business, our Innovations Group subsidiary was sold effective May 11, 2023, and our Cloudbreak subsidiary was sold effective March 15, 2024.

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

Use of Estimates and Assumptions

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
•The valuation of equity investments;
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

Reclassifications

The accompanying unaudited condensed consolidated financial statement include accounts of UpHealth and its wholly owned subsidiaries (the “Company”). All intercompany balances and transactions have been eliminated in consolidation. Certain reclassifications have been made to the fiscal year 2023 condensed consolidated financial statements to conform to the fiscal year 2024 presentation. The reclassification had no impact on net loss, total assets, total liabilities, or stockholders' equity.

New Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”) and included within each reported measure of a segment’s profit or loss. The ASU is effective for fiscal years beginning after December 15, 2023 and interim periods beginning after December 15, 2024. Adoption of the ASU should be applied retrospectively to all prior periods presented in the financial statements and early adoption is permitted. We are currently evaluating the impact of adopting this ASU on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). This ASU simplifies the accounting for convertible instruments by eliminating the conversion option separation model for convertible debt that can be settled in cash and by eliminating the measurement model for beneficial conversion features. Convertible instruments that continue to be subject to separation models are (1) those with conversion options that are required to be accounted for as bifurcated derivatives and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. This ASU also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. This ASU was effective for us on January 1, 2024. Early adoption is permitted, but no earlier than the fiscal year beginning on January 1, 2021, including interim periods within that fiscal year. The adoption of this ASU did not have a material impact on our unaudited condensed consolidated financial statements.

3.    Discontinued Operations

As discussed in Note 1, Organization and Business, on November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company and an affiliate of GTCR, pursuant to the Purchase Agreement. We will utilize the proceeds from the Sale for payment in full or in part of the 2026 Notes and 2025 Notes, as well as other expenses related to the Transactions. The sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

The following table presents information related to the major classes of assets and liabilities of Cloudbreak that were classified as held for sale in our unaudited condensed consolidated balance sheets (in thousands):

(In thousands)	March 14, 2024	December 31, 2023
Current assets:
Accounts receivable, net	$16,453	$14,655
Prepaid expenses and other current assets	908	942
Assets held for sale, current	17,361	15,597

Property and equipment, net	8,463	8,823
Operating lease right-of-use assets	1,436	1,532
Intangible assets, net	21,891	22,717
Goodwill	80,310	80,310
Other assets	108	168
Assets held for sale, noncurrent	112,208	113,550
Total assets held for sale	$129,569	$129,147

Current liabilities:
Accounts payable	$4,069	$4,834
Accrued expenses	3,287	2,358
Deferred revenue	39	48
Lease liabilities, current	3,108	3,339
Liabilities held for sale, current	10,503	10,579

Lease liabilities, noncurrent	2,133	2,663
Liabilities held for sale, noncurrent	2,133	2,663
Total liabilities held for sale	$12,636	$13,242

The following table presents information related to the major classes of line items constituting the net income from discontinued operations, net of tax, in our unaudited condensed consolidated statements of operations (in thousands):

(In thousands)	Period from January 1 to March 14, 2024	Three Months Ended March 31, 2023
Revenues:
Services	$15,168	$17,328
Products	68	130
Total revenues	15,236	17,458
Costs of revenues:
Services	6,840	7,226
Licenses and subscriptions	4	—
Products	114	47
Total costs of revenues	6,958	7,273
Gross profit	8,278	10,185
Operating expenses:
Sales and marketing	1,444	2,092
Research and development	253	242
General and administrative	1,301	456
Depreciation and amortization	959	1,086
Stock compensation expense	—	8
Acquisition, integration, and transformation costs	—	46
Total operating expenses	3,957	3,930
Income from operations	4,321	6,255
Other income (expense):
Gain on sale of business	53,104	—
Other expense, net, including interest income	(202)	(157)
Total other income (expense)	52,902	(157)
Income from discontinued operations before income taxes	57,223	6,098
Income tax expense	(19,923)	—
Net income from discontinued operations, net of tax	$37,300	$6,098
4.    Revenues

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Revenues by service offering consisted of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Services	$—	$13,613
Licenses and subscriptions	—	1,936
Products	—	9,138
Total revenues	$—	$24,687

Our revenues were entirely derived from the healthcare industry in the Americas. Revenue recognized over time was approximately 58% of total revenues during the three months ended March 31, 2023.

Contract Assets

There were no impairments of contract assets, consisting of unbilled receivables, during the three months ended March 31, 2024 and 2023, respectively.

The change in contract assets, consisting of unbilled receivables, was as follows:

(In thousands)	March 31, 2024	March 31, 2023
Unbilled receivables, beginning of period	$—	$694
Reclassifications to billed receivables	—	(694)
Revenues recognized in excess of period billings	—	668
Unbilled receivables, end of period	$—	$668

Contract Liabilities

The change in contract liabilities, consisting of deferred revenue, was as follows:

(In thousands)	March 31, 2024	March 31, 2023
Deferred revenue, beginning of period	$—	$2,659
Revenues recognized from balances held at the beginning of the period	—	(1,442)
Revenues deferred from period collections on unfulfilled performance obligations	—	253
Deferred revenue, end of period	$—	$1,470

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

Approximately 5.8% of the revenue recognized during the three months ended March 31, 2023 was from the deferred revenue balance existing as of December 31, 2022.

5.    Supplemental Financial Statement Information

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Property and equipment, net consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Computer equipment, furniture and fixtures	43	43
Capitalized software development costs	1,997	1,997
	2,040	2,040
Accumulated depreciation and amortization	(1,506)	(1,336)
Total property and equipment, net	$534	$704

As discussed in Note 3, Discontinued Operations, $8.8 million of property and equipment, net are included in assets held for sale, noncurrent in the unaudited condensed consolidated balance sheet as of December 31, 2023.

Depreciation expense was $0.2 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

Accrued expenses consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Accrued professional fees	$527	$1,499
Accrued payroll and bonuses	6,309	5,691
Accrued interest on debt	2,495	846
Other accruals	182	196
Total accrued expenses	$9,513	$8,232

As discussed in Note 3, Discontinued Operations, $2.4 million of accrued expenses are included in liabilities held for sale, noncurrent in the unaudited condensed consolidated balance sheet as of December 31, 2023.

Other liabilities, noncurrent consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
Derivative liability, noncurrent	$59	$59
Warrant liabilities, noncurrent	17	17
Liability for uncertain tax positions, noncurrent	4,519	$—
Total other liabilities, noncurrent	$4,595	$76

6. Goodwill and Intangible Assets

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

As discussed in Note 3, Discontinued Operations, $80.3 million of goodwill and $22.7 million of intangible assets are included in assets held for sale, noncurrent, in the unaudited condensed consolidated balance sheet as of December 31, 2023.

In the three months ended March 31, 2023, we recorded a goodwill impairment charge of $0.5 million, resulting from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell.

7.    Debt

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements, and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

Debt consisted of the following:

(In thousands)	March 31, 2024	December 31, 2023
2025 Notes	$57,227	$57,227
2026 Notes	115,000	115,000
Total debt	172,227	172,227
Less: unamortized original issue and debt discount	(23,068)	(25,703)
Total debt, net of unamortized original issue and debt discount	149,159	146,524
Less: current portion of debt	(111,891)	—
Noncurrent portion of debt	$37,268	$146,524

2025 Senior Secured Convertible Notes and Indenture

On August 12, 2022, we entered into the Indenture governing our 2025 Notes with Wilmington Trust, National Association, a national banking association (“Wilmington Trust”) in its capacity as trustee thereunder, in respect of the $67.5 million in aggregate principal amount of 2025 Notes issued to holders of our 2026 Notes in a private placement transaction (“2025 Notes Offering”), raising approximately $22.5 million in gross cash proceeds, net of debt issuance costs of $2.2 million, after paying for a repurchase of $45.0 million of the 2026 Notes, which net proceeds were used in part to fully repay the Seller Notes (see below). The debt issuance costs consisted of cash paid in the amount of $1.5 million and the issuance of 115,000 shares of common stock with a value of $0.7 million. The 2025 Notes are convertible into 3,857,142 shares of our common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share. The 2025 Notes are senior secured obligations of UpHealth, secured by substantially all of our assets and those of our domestic subsidiaries, and accrue interest at a rate equal to the daily secured overnight financing rate (“SOFR”) plus 9.0% per annum, with a minimum rate of 10.5% per annum, payable quarterly in arrears, for a quarterly rate of 14.41% for our December 15, 2023 interest payment date. The 2025 Notes will mature on December 15, 2025, unless earlier repurchased, redeemed or converted. Holders will have the right to convert their 2025 Notes at any time. Upon the occurrence of certain corporate events, holders of the 2025 Notes can require us to repurchase for cash all or part of their 2025 Notes in principal amounts of $1,000 or an integral multiple thereof at a repurchase price that will be equal to 105% of the principal amount of the 2025 Notes to be repurchased, plus accrued and unpaid interest thereon, if any. In the event that we sell assets with net proceeds in excess of $15.0 million, then we will make an offer to all holders of the 2025 Notes to repurchase the 2025 Notes for an aggregate amount of cash equal to 20% of the net proceeds of such asset sale, at a repurchase price per 2025 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any. We may not otherwise seek to redeem the 2025 Notes prior to June 16, 2024. We will settle conversions solely in shares of our common stock, except for payments of cash in lieu of fractional shares.

As discussed in Note 1, Organization and Business, on May 11, 2023 we completed the sale of 100% of the outstanding capital stock of Innovations Group. In accordance with the terms and conditions set forth in the Senior Secured Notes Indenture, on June 9, 2023, we commenced an offer to purchase up to $10.3 million (representing 20% of the net proceeds from the sale subject to adjustment to maintain the authorized denominations of the 2025 Notes) in aggregate principal amount of our 2025 Notes for cash, at a repurchase price per 2025 Note equal to 100% of the principal amount thereof, plus accrued and unpaid interest (if any), from the holders of the 2025 Notes (the “Offer”). On June 15, 2023, we completed the repurchase of $10.3 million in aggregate principal amount of 2025 Notes, which were validly tendered and accepted for repurchase by us in accordance with the terms and conditions of the Offer (the “Note Repurchase”), representing 15.2% of the outstanding principal amount of the 2025 Notes before the Note Repurchase. Following the completion of the Note Repurchase, there is $57.2 million in aggregate principal amount of 2025 Notes outstanding. The remaining 2025 Notes are convertible into 3,270,114 shares of our common stock at a conversion price, subject to the occurrence of certain corporate events, of $17.50 per share.

On February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture and amendment to security and pledge agreement which amended the terms of the Indenture governing our 2025 Notes. See Supplemental Indentures and Waivers and Rescission Agreements below for further information.

Total interest expense related to the 2025 Notes consisted of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Contractual variable interest expense	$1,749	$2,298
Debt issuance costs amortization	138	162
Total interest expense	$1,887	$2,460

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

On June 15, 2021, in connection with the closing of the Business Combinations, we entered into an Indenture with Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder, in respect of the $160.0 million in aggregate principal amount of unsecured convertible notes due in 2026 (the “2026 Notes”) that were issued to certain institutional investors. The 2026 Notes bear interest at a rate of 6.25% per annum, payable semi-annually, and are convertible into approximately 1,502,347 shares of common stock at a conversion price of $106.50 in accordance with the terms of the Indenture, and will mature on June 15, 2026. The total proceeds received from the 2026 Notes were $151.9 million, net of debt issuance costs of $8.1 million. In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. The difference between the proceeds allocated to the 2026 Notes at issuance and the fair value of the conversion option was allocated to the host debt contract. As of both March 31, 2024 and December 31, 2023, the fair value of the derivative was $0.1 million, which was included in other liabilities, noncurrent, in our unaudited condensed consolidated balance sheets.

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

On February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, we entered into a supplemental indenture and security and pledge agreement which amended the terms of the Indenture governing our 2026 Notes. See Supplemental Indentures and Waivers and Rescission Agreements below for further information.

Total interest expense related to the 2026 Notes consisted of the following:

	Three Months Ended March 31,
(In thousands)	2023	2022
Contractual variable interest expense	$1,145	$1,797
Derivative accretion	287	2,210
Debt issuance costs amortization	2,210	287
Total interest expense	$3,642	$4,294

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

In addition, on February 9, 2024, in accordance with the terms of the Membership Interests Purchase Agreement and the Transaction Support Agreement, the Company entered into the Second Lien Supplemental Indenture by and between the Company and BNY Mellon, in its capacity as successor trustee and as collateral agent thereunder (as amended, restated, supplemented or otherwise modified from time to time, including pursuant to the Indentures), the terms of which amend the Second Lien Indenture to, among other things, (a) add the Guarantors, as a guarantor of the obligations under the 2026 Notes pursuant to the Second Lien Indenture; (b) cause UpHealth and the Guarantors to grant a second-priority security interest on the same collateral that secures the 2025 Notes, subject only to certain permitted liens, pursuant to the Second Lien Security Agreement dated as of February 9, 2024; (c) in connection with those items described in clauses (a) and (b) above, incorporate provisions similar to those in the First Lien Indenture, including with respect to covenants and events of default, as previously disclosed by the Company and as modified by the First Lien Supplemental Indenture; and (d) provide a carveout for the Sale from the terms of the Second Lien Indenture with respect to mergers and sale transactions.

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

The amendments set forth in the Supplemental Indentures became effective as of the date upon which the Company has paid all reasonable costs and expenses, disbursements and advances incurred or made by Wilmington Trust and BNY Mellon, respectively, in connection with the Supplemental Indentures to the extent due and payable pursuant to the terms of the First Lien Documents and the Second Lien Supplemental Indenture, respectively. As previously disclosed by the Company in the November 20 Current Report, pursuant to the terms of the Transaction Support Agreement, the Supplemental Indentures may not be amended, modified or terminated in a manner that is material and adverse to Forest Buyer without its prior written consent.

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

Upon the effectiveness of the Waivers and Rescission Agreements and until the earlier of (i) the completion of the Company’s initial Fundamental Change Repurchase Offer in respect of the 2026 Notes or (ii) the termination of the Transaction Support Agreement in accordance with the terms thereof, each of the Consenting Noteholders has agreed not to consent to, execute or otherwise participate in any way in any declaration of acceleration of the principal amount of the 2025 Notes and 2026 Notes (as applicable) as a result of the failure of the Company to issue a Fundamental Change Company Notice (as defined in the applicable Indenture) or to conduct or consummate a Fundamental Change repurchase pursuant to Article 15 of the Indenture, in each case, in the event of the Delisting Fundamental Change. Accordingly, the events of default were waived as of February 9, 2024.

As of March 31, 2024, the Notes Escrow Account, which is included in restricted cash in the accompanying unaudited condensed consolidated balance sheets, totaled $139 million. The funds in the Notes Escrow Account have been released on June 3, 2024, and have been used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $19.7 million of the 2025 Notes, plus accrued interest, following which approximately $37.3 million in aggregate principal amount of 2025 Notes remain outstanding, excluding $0.2 million of unamortized debt issuance costs, which will constitute the entirety of our outstanding debt. Accordingly, as of March 31, 2024, we classified $111.9 million of the debt, including unamortized original issue discount and debt issuance costs, as current and $37.3 million as non-current. As of December 31, 2023, we classified the entire $146.5 million of debt, including unamortized original issue discount and debt issuance costs, as noncurrent.

Contractual Maturities

As of March 31, 2024, long-term debt contractual maturities, excluding unamortized original issue discount and debt issuance costs, were as follows:

(In thousands)
2024 (remaining nine months)	$134,706
2025	37,521
Total	$172,227

8.    Fair Value of Financial Instruments

We estimate the fair value of our financial instruments using available market information and valuation methodologies we believe to be appropriate. As of March 31, 2024 and December 31, 2023, the fair values of cash and cash equivalents, restricted cash, prepaid assets and other current assets, accounts payable, and accrued expenses approximate their carrying values due to the short-term nature of these instruments. Additionally, the fair values of long-term debt instruments approximate their carrying values.

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

Level 3 - Unobservable inputs that cannot be corroborated by observable market data.

The following tables present information about our financial liabilities measured at fair value on are recurring basis:

	March 31, 2024
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$59	$59
Warrant liability	—	17	—	17
Total liabilities	$—	$17	$59	$76

	December 31, 2023
(In thousands)	Level 1	Level 2	Level 3	Total
Liabilities:
Derivative liability	$—	$—	$59	$59
Warrant liability	—	17	—	17
Total liabilities	$—	$17	$59	$76

Derivative Liability

In accounting for the 2026 Notes, we bifurcated and accounted for the conversion option as a derivative measured at fair value on the issuance date in accordance with ASC 815, Derivatives and Hedging. As of both March 31, 2024 and December 31, 2023, the fair value of the derivative was $0.1 million, which were included in other liabilities, noncurrent, in the unaudited condensed consolidated balance sheets. See Note 7, Debt, for further information. The gain (loss) on the fair value of the derivative liability for the three months ended March 31, 2024 and 2023, which is included in other income, net in the unaudited condensed consolidated statements of operations, was not significant.

The fair value of the derivative liability is considered a Level 3 valuation and is determined using a Binomial Lattice Option Pricing Model.

The change in the fair value of the Level 3 derivative liability for the three months ended March 31, 2024 and 2023 was as follows:

(In thousands)	March 31, 2024	December 31, 2023
Fair value, beginning of period	$59	$56
Change in fair value	—	3
Fair value, end of period	$59	$59

2021 Private Placement Warrants and 2021 PIPE Warrants

We have classified the 2021 Private Placement Warrants and 2021 PIPE Warrants (the “2021 Private Placement Warrants”) and the 2021 PIPE Warrants (the “2021 PIPE Warrants”) as liabilities at fair value, due to their redemption characteristics, with subsequent changes in their fair values to be recognized in the consolidated financial statements at each reporting date. See Note 9, Capital Structure, for further information. The fair value of the 2021 Private Placement Warrants and the 2021 PIPE Warrants, both of which are included in other liabilities, noncurrent in the unaudited condensed consolidated balance sheets, was not significant as of March 31, 2024 and December 31, 2023. The gain or loss due to the fair value changes in the 2021 Private Placement Warrants and the 2021 PIPE Warrants, both of which are included in other income, net in our unaudited condensed consolidated statements of operations, was not significant during the three months ended March 31, 2024 and December 31, 2023.

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

There were no transfers between fair value levels during the three months ended March 31, 2024 or 2023.

9.    Capital Structure

Preferred Stock

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 1,000,000,000 shares of preferred stock, par value $0.1000 with such designation, rights and preferences as may be determined from time to time by our board of directors. As of March 31, 2024 and December 31, 2023 there were no shares of preferred stock outstanding.

Common Stock

Our Second Amended and Restated Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock, par value of $0.1000. As of March 31, 2024, there were 18,981,398 shares of common stock issued, and 18,811,398 shares of common stock outstanding. As of December 31, 2023, there were 18,841,142 shares of common stock issued and 18,671,142 shares of common stock outstanding.

Common Stock Reserved for Future Issuance

Shares of common stock reserved for future issuance as of March 31, 2024 were as follows:

(In thousands)	Number of Shares
Restricted stock units (“RSUs”) and stock options outstanding under 2021 EIP	2,396
RSUs outstanding under 2023 IEIP	200
Stock options outstanding under Cloudbreak Plan	48
Shares issuable upon conversion of 2025 Notes	3,270
Shares issuable upon conversion of 2026 Notes	1,080
Shares issuable upon conversion of 2021 Public Warrants	1,725
Shares issuable upon conversion of the 2023 Private Placement Series A Warrants	3,000
Shares issuable upon conversion of the 2023 Private Placement Series B Warrants	3,000
Shares issuable upon conversion of 2021 Private Warrants	57
Shares issuable upon conversion of 2021 PIPE Warrants	30
Shares available for future grant under 2021 EIP	171
Shares available for future grant under 2023 IEIP	400
Total	15,377

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

Upon completion of the Business Combinations, UpHealth assumed 1,576,670 options with a fair value of $99.0 million, which were included in purchase consideration, and 134,943 unvested options with a fair value of $0.6 million, which were subject to continued vesting and will be recorded as stock-based compensation prospectively; and Cloudbreak ceased granting awards under the Cloudbreak Plan.

On March 15, 2024, we completed the Sale of Cloudbreak to Forest Buyer, and in accordance with the Cloudbreak Plan, the 48,035 unvested outstanding options as of such date were immediately vested and will expire on September 15, 2024 if unexercised.

2021 Equity Incentive Plan

On June 4, 2021, the GigCapital2 stockholders considered and approved the 2021 Equity Incentive Plan (“2021 EIP”). The 2021 EIP was previously approved, subject to stockholder approval, by the Board of Directors of GigCapital2 on February 7, 2021. The 2021 EIP became effective immediately upon the closing of the Business Combinations. The number of shares of common stock reserved for issuance under the 2021 EIP will automatically increase on January 1 of each year, beginning on January 1, 2022 and each anniversary thereof during the effectiveness of the 2021 EIP, by an amount equal to the lesser of (i) five percent (5%) of the total number of shares of our common stock outstanding on such date, and (ii) such lesser number of shares as may be determined by our Board of Directors. On January 1, 2024, the number of shares of common stock reserved for issuance under the 2021 EIP was automatically increased by 933,557 shares.

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

We had 171,422 and 1,315,646 shares available for grant as of March 31, 2024 and December 31, 2023, respectively.

The following table summarizes our RSU activity under the 2021 EIP:

(In thousands, except per share amounts)	Number of RSUs	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	522	$3.10
RSUs granted	820	$0.31
RSUs vested and issued	(204)	$3.15
RSUs forfeited	(42)	$18.03
Outstanding as of March 31, 2024	1,096	$1.04

During the three months ended March 31, 2024, 181,638 RSUs were accelerated under the 2021 EIP in connection with the Sale of Cloudbreak, as discussed in Note 1, Organization and Business.

As of March 31, 2024, there was $0.9 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 1.28 years.

The following table summarizes our stock options granted during the three months ended March 31, 2024 :

(In thousands, except per share amounts)	Number of Options	Weighted Average Grant Date Fair Value Per Share
Outstanding as of December 31, 2023	—	$—
Options granted	1,300	$0.41
Outstanding as of March 31, 2024	1,300	$0.41

For the options granted during the three months ended March 31, 2024, the fair value of stock options granted to employees was estimated using the Black-Scholes option-pricing model and with the following weighted average assumptions presented below:

	March 31, 2024
Expected term (years)	5	to	5.5
Expected volatility	110.0%
Expected dividend yield	—%
Risk-free interest rate	4.2%

As of March 31, 2024, there was $0.6 million of unrecognized stock-based compensation expense related to stock options, expected to be recognized over a weighted-average period of 2.93 years.

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

We had 200,000 shares outstanding at weighted average grant date fair value of $1.24 as of both March 31, 2024 and December 31, 2023. We had 400,000 shares available for grant under the 2023 IEIP as of both March 31, 2024 and December 31, 2023.

As of March 31, 2024, there was $0.1 million of unrecognized stock-based compensation expense related to RSUs, expected to be recognized over a weighted-average period of 2.14 years.

Stock-based Compensation
During the three months ended March 31, 2024 and 2023, we recorded stock-based compensation expense totaling $0.9 million and $1.0 million, respectively, all of which was attributed to our general and administrative function. In addition, we recorded $0.3 million related to the acceleration of equity awards in connection with the Sale of Cloudbreak, which is included in gain on sale of business in the unaudited condensed consolidated statements of operations.

10.    Income Taxes

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023, as well as the gain on Sale of Cloudbreak, as discontinued operations in the accompanying unaudited condensed consolidated financial statements. For the three months ended March 31, 2024, the net income from discontinued operations is net of $19.9 million of income tax expense, which consists of $1.2 million of tax expense related to the operations of Cloudbreak prior to the Sale, and $18.7 million of tax expense from the Sale of Cloudbreak.

The income tax expense from continuing operations was $4.5 million and zero in the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, $4.5 million of tax expense was recorded related to the recognition of prior period liabilities for uncertain tax positions that were previously recognized in accordance with ASC 740 as contra-balances in the deferred tax asset account because the Company had net operating loss carryforwards against which these uncertain tax positions could be settled. Since the deferred tax assets had a full valuation allowance against them, there was no net impact to income tax expense when the liabilities for uncertain tax positions were reported in the prior year. In the current year, the gain on Sale of Cloudbreak will cause the net operating losses to be utilized and the liability for uncertain tax positions is now recognized as a liability on our balance sheet.

We evaluate our deferred tax assets periodically to determine if valuation allowances are required. Ultimately, the realization of deferred tax assets is dependent upon generation of future taxable income during those periods in which temporary differences become deductible and/or tax attributes can be utilized. To this end, we consider the level of historical taxable income, the scheduled reversal of deferred tax liabilities, tax-planning strategies, and projected future taxable income. Based on these above considerations, and consistent with our conclusion as of December 31, 2023, we continue to believe it is more likely than not that a portion of the benefit from the deferred tax assets will not be realized, and as such have recorded a valuation allowance of $42.8 million against our deferred tax assets as of March 31, 2024. The net change in the valuation allowance for the three months ended March 31, 2024 was a reduction of $6.0 million.

The total amount of liabilities for uncertain tax positions as of March 31, 2024 and December 31, 2023 was $4.5 million.

The Internal Revenue Service (“IRS”) audited the 2008 and 2009 tax returns for Thrasys, a business that was since made a part of our Integrated Care Management segment, for the proper year of inclusion in income of an approximately $15 million payment on the license of certain intellectual property rights. Thrasys originally included the $15 million payment in income on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and the business passed the gain through to its shareholders. The IRS has asserted that Thrasys owes an entity-level tax of approximately $5 million for 2008, or in the alternative, the business owes C Corporation tax of approximately $5 million for 2009 as a built-in gain. In addition, Thrasys could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% to 10% per year, compounded annually, resulting in potential interest of approximate $4 million. The IRS has not asked that penalties be imposed.

The matter is currently pending before the U.S. Tax Court, Docket 11565-15. There are related tax cases for some of the former shareholders of Thrasys for additional income taxes due if the gain is shifted to 2009 without triggering the entity-level tax on the business as an S corporation. On December 4, 2018, the IRS filed a motion for summary judgment; however, Thrasys prevailed, and the motion was denied by the U.S. Tax court. In January 2020, Thrasys filed a motion for summary judgment arguing that either the gain was properly reported in 2010 and all taxes have been paid or in the alternative it should have been taxable in 2009 with no built-in gains tax. In both cases, there would be no additional income tax due for 2008 or 2009 to be paid by the business. The IRS filed an objection to the business’ motion. On March 3, 2021, the U.S. Tax Court, without consideration of the merits of the case, issued a very brief court order dismissing Thrasys’ motion. Had the motion been granted, the need for a trial would have been obviated.

When we acquired Thrasys in November 2020, all of the former shareholders of the business agreed to indemnify us for any losses as a result of this dispute with the IRS.

Thrasys filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code commencing a Chapter 11 case in the Bankruptcy Court on October 20, 2023. As a result, the automatic stay imposed by section 362(a) of the Bankruptcy Code became immediately effective, and, on October 30, 2023, the U.S. Tax Court entered an order staying all proceedings in the case. On November 17, 2023, the IRS filed before the Bankruptcy Court an amended proof of claim asserting a priority claim under section 507(a)(8) of the Bankruptcy Code in the amount of $17,282,914.83 (the “IRS Proof of Claim”) based on both of the IRS’s alternative positions. On March 14, 2024, the Thrasys filed a motion in the Bankruptcy Court to estimate the IRS Proof of Claim pursuant to sections 502(c) and 105 (a) of the Bankruptcy Code, or, alternatively pursuant to section 505 of the Bankruptcy Code, and believe that it should be substantially reduced to an amount between $0 to approximately $166,835. The Debtors withdrew without prejudice the estimation motion with respect to the IRS Proof of Claim. On April 23, 2024, the Debtors filed an objection to the IRS Proof of Claim, seeking to disallow the IRS Proof of Claim in its entirety or reduce it to approximately $161,000. The ultimate outcome of this matter is unknown at this time.

On March 21, 2024, the California Franchise Tax Board (the “FTB”) filed before the Bankruptcy Court a proof of claim arising out of the same facts described above against Thrasys asserting a claim of $6,983,089.81, with $6,226,194.94 of the claim allegedly entitled to priority under section 507(a)(8) of the Bankruptcy Code (the “FTB Proof of Claim”). According to the FTB Proof of Claim, the basis of the asserted liability is the FTB's “understanding that [Thrasys] and the IRS are in the process of resolving disputes concerning tax years 2008, 2009, and 2010.” The FTB states that the claim was submitted to “protect its interests” and that it “will amend the claim when issues are resolved between the IRS and” Thrasys. While Thrasys disputes any such liability, the ultimate outcome of this matter is unknown at this time.

Thrasys is a subsidiary of UpHealth Holdings, which we deconsolidated as of September 30, 2023 (as discussed in Note 1, Organization and Business).

11.    Income (Loss) Per Share

Basic income (loss) per share applicable to common stockholders is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding. Diluted income (loss) per share assumes the conversion of any convertible securities using the treasury stock method or the if-converted method.

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator:
Net loss from continuing operations	$(11,879)	$(13,733)
Net income from discontinued operations, net of tax	37,300	6,098
Net income (loss)	25,421	(7,635)
Less: net income attributable to noncontrolling interests	—	448
Net income (loss) attributable to UpHealth, Inc.	$25,421	$(8,083)
Denominator:
Weighted average shares outstanding - basic and diluted	18,699	15,730
Net income (loss) per share - basic and diluted
Continuing operations	$(0.64)	$(0.87)
Discontinued operations, net of tax	$1.99	$0.39
Attributable to UpHealth, Inc.	$1.36	$(0.51)

The calculation of income (loss) per share excluded the following because the effect would be anti-dilutive:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
2021 Public, Private and PIPE Warrants at a $115.00 per share conversion price	1,812	1,812
2023 Private Placement Series A and B Warrants at a $2.04 per share conversion price	6,000	6,000
Stock options	1,348	138
Restricted stock units	1,296	1,342
2025 Notes at a $17.50 per share conversion price(1)	3,270	3,857
2026 Notes at a $106.50 per share conversion price	1,080	1,080

(1) Subject to the occurrence of certain corporate events.

12.     Segment Reporting
Our business was organized into three operating business segments and one non-operating business segment:

•Services—consisting of Behavioral and Pharmacy businesses;
•Virtual Care Infrastructure—consisting of Telehealth business;
•Integrated Care Management—consisting of SaaS business; and
•Corporate—consisting of parent company.

As discussed in Note 1, Organization and Business, as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and has repositioned its business efforts to continue growth in its Services division as a leading provider of a full continuum of behavioral health services. TTC, UpHealth’s remaining operating company, provides behavioral healthcare treatment services by utilizing psychiatrists, physicians, advanced nurse practitioners, physician assistants, psychologists, licensed therapists, and clinical social workers in a full continuum of care from inpatient to outpatient levels of care. However, until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth. As a result, subsequent to the Sale of Cloudbreak on March 15, 2024, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non-operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC.

In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.

The reportable segments were consistent with how management viewed our services and products and the financial information reviewed by the chief operating decision makers. We managed our businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.

We evaluate performance based on several factors, of which Revenues, Gross Profit and Total Assets by service and product, are the primary financial measures:

Revenues by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2024	2023
Services	$—	$20,814
Integrated Care Management	—	3,873
Total revenues	$—	$24,687

Gross profit by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2024	2023
Services	$—	$9,911
Integrated Care Management	—	2,580
Total gross profit	$—	$12,491

Total long-lived assets by segment consisted of the following:

In thousands	March 31, 2024	December 31, 2023
Corporate	$878	$1,074
Total long-lived assets	$878	$1,074

13.    Leases

As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial results of UpHealth Holdings and its subsidiaries for the three month ended March 31, 2023 are included in our unaudited condensed consolidated financial statements and the financial position of UpHealth Holdings as of March 31, 2024 and December 31, 2023 and the financial results of UpHealth Holdings and its subsidiaries for the three months ended March 31, 2024 are not included in our unaudited condensed consolidated financial statements.

Also, as discussed in Note 3 Discontinued Operations, on November 16, 2023 we agreed to sell 100% of the equity interest in Cloudbreak to Forest Buyer, LLC. The Sale closed on March 15, 2024. Accordingly, we have presented the financial position of Cloudbreak as of December 31, 2023 as held for sale and the results of operations of Cloudbreak for the period from January 1, 2024 to March 15, 2024 and for the three months ended March 31, 2023 as discontinued operations in the accompanying unaudited condensed consolidated financial statements.

We lease real estate for our offices as well as certain equipment under operating leases with varying expiration dates through 2027. Leases are categorized at their commencement date, which is the date we take possession or control of the underlying asset. Generally, the term of real estate leases ranges from 1 to 5 years at inception of the contract and the term for equipment leases ranges from 1 to 3 years at the inception of the contract.

The components of lease expense consisted of the following for the three months ended March 31, 2024 and 2023:

	March 31, 2024			March 31, 2023
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Operating lease cost	42	—	42	520	98	$618
Short-term lease cost	—	—	—	17	67	$84
Variable lease cost	—	—	—	15	—	$15
Sublease income	—	—	—	(2)	—	$(2)
Total lease cost	$42	$—	$42	$550	$165	$715

Lease-related assets and liabilities recorded on the unaudited condensed consolidated balance sheets are as follows:

	March 31, 2024	December 31, 2023
In thousands	Third Party	Third Party
Assets
Operating lease right-of-use assets	344	370
Total leased assets	$344	$370

Liabilities
Operating lease liabilities:
Lease liabilities, current	188	183
Lease liabilities, noncurrent	560	610
Total leased liabilities	$748	$793

Other information consisted of the following:

	March 31, 2024			March 31, 2023
In thousands	Third Party	Related Party	Total	Third Party	Related Party	Total
Cash paid for amounts included in measurement of liabilities:
Operating cash flows from operating leases	$45	$—	$45	$317	$95	$412

The following table summarizes our lease term and discount rate assumptions as of March 31, 2024:

	March 31, 2024
	Third Party	Related Party	Total
Weighted-average remaining lease term (years):
Operating leases	3.42	N/A	3.42

Weighted-average discount rate:
Operating leases	9.1%	N/A	9.1%

Undiscounted future minimum lease payments (displayed by year and in the aggregate) under noncancelable operating leases with terms of more than one year, as of March 31, 2024, have been reconciled to the total operating lease liabilities recognized on the unaudited condensed consolidated balance sheet as of March 31, 2024 as follows:

March 31, 2024
Operating Leases
In thousands	Third Party
Remaining 2024	$182
2025	250
2026	257
2027	175
Total lease payments	864
Less: interest	116
Present value of lease liabilities	$748

14.    Commitments and Contingencies

Commitments

Operating leases

See Note 13, Leases, for commitments related to our operating leases.

Contingencies

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business, including the previously disclosed tax matter and matters described below. See Note 10, Income Taxes, for further information. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable in accordance with ASC 450, Contingencies. Except as set forth below, in the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows.

Advisory Services Agreement Dispute

As discussed in Note 1, Organization and Business, since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC (“Needham”) v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services’ engagement of Needham to provide placement and other financial advisory services. On September 14, 2023, the court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services’ motion for summary judgment. The court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the court in New York signed a judgment against UpHealth Holdings and UpHealth Services in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year. Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023. On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered in New York state court to the New York Supreme Court’s Appellate Division, First Department. On May 9, 2024, the Appellate Division issued an order affirming the judgment in full.

As a result of the summary judgment, in the three months ended September 30, 2023, we recorded additional expense of $29.8 million, which was included in acquisition, integration, and transformation costs in our unaudited condensed consolidated statements of operations, which increased our total liability to $37.8 million as of September 30, 2023. As discussed in Note 1, Organization and Business, we deconsolidated UpHealth Holdings and its subsidiaries as of September 30, 2023; accordingly, the financial position of UpHealth Holdings subsequent to September 30, 2023 is not included in our unaudited condensed consolidated financial statements.

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
15.    Subsequent Events
Management has determined that no material events or transactions have occurred subsequent to the unaudited condensed consolidated balance sheet date, other than those events noted below, that require disclosure in the unaudited condensed consolidated financial statements.

As discussed in Note 1, Organization and Business, and Note 14, Commitments and Contingencies, on May 9, 2024, the New York Supreme Court’s Appellate Division issued an order affirming in full the New York trial court’s $37.8 million judgment.

As discussed in Note 1, Organization and Business, on May 20, 2024, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case.

As discussed in Note 1, Organization and Business, and Note 7, Debt, the funds in the Notes Escrow Account have been released on June 3, 2024, and have been used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $19.7 million of the 2025

Notes, plus accrued interest, following which approximately $37.3 million in aggregate principal amount of 2025 Notes remain outstanding, excluding $0.2 million of unamortized debt issuance costs, which will constitute the entirety of our outstanding debt.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek,” “may,” “might,” “plan,” “possible,” “potential,” “should, “would” and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the “Risk Factors” section in Part II, Item 1A. of this Quarterly Report, the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the SEC on April 5, 2024 (our “Annual Report”) and in any more recent filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.
Deconsolidation of Glocal

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as a result of ongoing control issues and legal proceedings with Glocal, UpHealth deconsolidated Glocal in July 2022. Accordingly, Glocal is excluded from the Virtual Care Infrastructure segment operating results for the three months ended March 31, 2024 and 2023. As such, the information set forth below excludes the results of operations, liquidity, and capital resources of Glocal in the Virtual Care Infrastructure segment. As of March 31, 2024, the operations of Glocal remain deconsolidated from the rest of UpHealth.

Sale of Innovations Group

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, on February 26, 2023, UpHealth Holdings agreed to sell 100% of the outstanding capital stock of Innovations Group to Belmar MidCo, Inc., a Delaware corporation (“Belmar”) and a wholly owned subsidiary of Belmar Holdings, Inc., a Delaware corporation and a portfolio company of Webster Capital IV, L.P., a Delaware limited partnership, pursuant to a stock purchase agreement dated February 26, 2023, by and among UpHealth, UpHealth Holdings, Innovations Group, and Belmar. The sale closed on May 11, 2023. Accordingly, the information set forth below excludes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the three months ended March 31, 2024, and includes the results of operations, liquidity, and capital resources of Innovations Group in the Services segment for the three months ended March 31, 2023.

Chapter 11 Cases of UpHealth Holdings, Thrasys, and BHS

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, following an adverse legal judgement, on September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys and BHS, and each of the subsidiaries of Thrasys and BHS (such subsidiaries, collectively with UpHealth Holdings, Thrasys and BHS, being referred to individually herein and collectively as the “Debtors”), filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. See Item 1, Legal Proceedings, of Part II of this Quarterly Report for additional information.

Deconsolidation of UpHealth Holdings and Subsidiaries

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as a result of the bankruptcy proceedings described above and the designation of UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS, as “debtors-in-possession,” effective September 30, 2023, UpHealth deconsolidated UpHealth Holdings and its subsidiaries. Accordingly, the information set forth below excludes the results of operations, liquidity, and capital resources of both TTC and BHS in the Services segment for the three months ended March 31, 2024, and includes the results of operations, liquidity, and capital resources of both TTC and BHS from the Services segment for the three months ended March 31, 2023. Similarly, the information set forth below excludes the results of operations, liquidity, and capital resources of Thrasys in the Integrated Care Management segment for three months ended March 31, 2024, and includes the results of operations, liquidity, and capital resources of Thrasys from the Integrated Care

Management segment for the three months ended March 31, 2023. As of March 31, 2024, the operations of UpHealth Holdings and its subsidiaries remain deconsolidated from the rest of UpHealth.

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

Sale of Cloudbreak

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, on November 16, 2023, we agreed to sell 100% of the outstanding equity interests of Cloudbreak, our wholly owned subsidiary, to Forest Buyer, LLC, a Delaware limited liability company and an affiliate of GTCR, pursuant to the Purchase Agreement. We will utilize the proceeds from the Sale for payment in full or in part of the 2026 Notes and 2025 Notes, as well as other expenses related to the Transactions. The Sale closed on March 15, 2024. Accordingly, we have presented the results of operations of Cloudbreak, which was included in the Virtual Care Infrastructure segment, as discontinued operations for the period from January 1, 2024 to March 14, 2024 and for the three months ended March 31, 2023.

Pursuant to the terms of the Membership Interests Purchase Agreement, the “Cash Consideration” for the Sale was an amount equal to $180.0 million, with adjustments for debt as of immediately prior to the Closing and the Estimated Cash Consideration. All of the Estimated Cash Consideration was delivered by Forest Buyer to the Escrow Agent and deposited into three segregated escrow accounts established pursuant the Escrow Agreement, dated March 15, 2024, entered into in accordance with the terms of the Membership Interests Purchase Agreement by the Company, Forest Buyer and the Escrow Agent, as follows: (i) the Working Capital Escrow Amount of $3 million was deposited into the Working Capital Escrow Account to satisfy any adjustment to the Cash Consideration; (ii) the Tax Escrow Amount of $27 million was deposited into the Tax Escrow Account to enable the Company to pay any and all taxes that become due and payable by the Company as a result of the Transactions; and (iii) the remaining portion of the Estimated Cash Consideration, or Notes Escrow Amount, equal to approximately $139 million, was deposited into the Notes Escrow Account, the purpose of which is to fund the Fundamental Change Repurchase Offers. The funds in the Notes Escrow Account have been released on June 3, 2024, and have been used to satisfy in full, plus accrued interest, the 2026 Notes and to repurchase approximately $19.7 million of the 2025 Notes, plus accrued interest, following which approximately $37.3 million in aggregate principal amount of 2025 Notes remain outstanding, excluding $0.2 million of unamortized debt issuance costs, which will constitute the entirety of our debt, noncurrent. Funds in the Tax Escrow Account will be used to satisfy our 2024 tax liability in respect of the Transactions and any funds not required for this purpose will be used to repurchase additional 2025 Notes. Funds in the Working Capital escrow will be used to satisfy any of our obligations resulting from a difference between Cloudbreak’s targeted and actual working capital as of the Closing, and any funds not used for this purpose will be used to repurchase additional 2025 Notes.

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

Proposed Sale of TTC

Through ongoing discussions with its key economic stakeholders, including the Consultation Parties, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. UpHealth Holdings anticipates that it will pursue a motion before the Bankruptcy Court to approve procedures applicable to the sale of its equity interests in TTC, and eventually, authorize the sale of such equity interests free and clear of all liens, claims, encumbrances and other interests. In addition, UpHealth Holdings anticipates that it will pursue confirmation of a liquidating plan (including seeking approval of a related disclosure statement) alongside of the sale process, which UpHealth Holdings is hopeful will provide payment in full to creditors at UpHealth Holdings and, potentially, a dividend to the Company.

In furtherance of the anticipated sales process, UpHealth Holdings, after consulting with the Consultation Parties, has selected Stout as an investment banker to assist in a marketing and sale process to identify a party ready, willing and able to consummate a transaction. As of this time, UpHealth Holdings has not marketed the equity interests in TTC for sale, and it would not expect to do so until after the Bankruptcy Court has granted a motion approving procedures applicable to the sale of its equity interests in TTC and related relief, and authorizing procedures applicable to the sale of its equity interests in TTC and related relief. Furthermore, UpHealth Holdings anticipates submitting an application to the Bankruptcy Court to employ Stout to provide financial and investment banking services in connection with a sale of UpHealth Holdings’ equity interests in TTC. Stout would not be expected to provide any services to UpHealth Holdings unless Stout’s retention is approved by the Bankruptcy Court.

UpHealth’s Prospective Business Overview

As a result of the events detailed above, subsequent to the Sale of Cloudbreak on March 15, 2024 and as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and because the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non-operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC. Furthermore, although UpHealth has repositioned its business efforts to focus on its Services division as a leading provider of a full continuum of behavioral health services through TTC, UpHealth’s remaining operating company, as discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. Should a sale of TTC be completed, we would no longer have ongoing operations that generate cash flow. Also, if UpHealth Holdings successfully exits its Chapter 11 case, there may be little to no residual value remaining at UpHealth Holdings. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

Services Segment

Overview

Our Services platform provided behavioral health and pharmacy services in the United States, which were critically important to managing whole person care and its associated costs. Our comprehensive behavioral health capabilities provided evidence-based and tech-enabled behavioral health and substance abuse services via onsite care delivery and telehealth. Our Services platform worked to deliver an increasing volume of services, including telehealth services, to existing customers, as well as clients belonging to the Integrated Care Management and Virtual Care Infrastructure platforms.

Our behavioral health business provided comprehensive patient-centered care, addressing the physical, mental, and social well-being of our clients. We engaged people in the most appropriate care settings, including clinical sites, out-patient and virtual. Our behavioral health business delivered behavioral health services; helped patients and providers navigate and address complex, chronic behavioral health needs; offered post-acute care planning services; and served consumers and care providers through advanced, on-demand digital health technologies, such as telehealth. Our behavioral health business worked directly with consumers, care delivery systems, providers, payors, and public-sector entities to provide high quality, accessible and equitable care with improved health outcomes and reduced total cost of care.

Our behavioral health business sold its services primarily through its direct sales force, and strategic collaborations in two key areas: payors including health plans, third-party administrators; and public entities including the U.S. Departments of Veterans Affairs and other federal, state, and local health care agencies.

We also had a pharmacy business, Innovations Group, which was sold on May 11, 2023. Innovations Group was powered by MedQuest Pharmacy, a full-service retail and compounding pharmacy licensed in all 50 U.S. states and the District of Columbia that dispensed prescribed medications shipped directly to patients.
As a result of the sale of Innovations Group and the deconsolidation of UpHealth Holdings and its subsidiaries as described above, the Services segment had no operations during the three months ended March 31, 2024.

Components of Results of Operations

Revenues

Services. Services revenues from our behavioral health business were generated primarily through services provided to clients in both inpatient and outpatient treatment settings. Our behavioral health business billed third-party payors weekly for the services provided in the prior week. Client-related revenues, such as inpatient and outpatient programs, were generally recognized over time as the performance obligation was satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Client service revenues were recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements were provided in the period related services were rendered and adjusted in future periods when actual reimbursements were received. A significant or sustained decrease in reimbursement rates could have had a material adverse effect on operating results.

Our behavioral health business also provided diagnostic laboratory testing services for its clients, which were recognized over time as the performance obligation was satisfied at the estimated net realizable value amount from clients, third-party payors, and others for services provided. Diagnostic laboratory service revenues were recorded at established billing rates, less adjustments to estimate net realizable value. Provisions for estimated third party payor reimbursements were provided in the period related services were rendered and adjusted in future periods when actual reimbursements were received.

Services revenues from our behavioral health business were also generated by providing psychiatric and mental health services and billing services. Although the underlying tasks varied by service and by patient, medical professionals performed inquiries, obtained vital statistics, performed certain lab tests, administered therapy, and provided any additional goods and services as necessary depending on the information obtained. In addition, services revenues were generated from CME educational courses.

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

Products revenues were also generated by providing retail pharmacy services at our behavioral health business.

Costs of Revenues

Costs of revenues from our behavioral health business consisted primarily of provider compensation expenses, the cost of pharmaceutical medications sold to patients, the cost of operating the facilities, professional/medical fees, and an allocation of facilities, information technology, and depreciation costs. Provider compensation expenses included consulting payments to healthcare providers, including medical doctors in psychiatry, psychologists, nurse practitioners, and clinical social workers. Our behavioral health business had adopted an incentive-based compensation plan with provider agreements that compensated the providers based upon a percentage of revenue generated and ultimately collected for services provided. Our behavioral health business primarily purchased pharmaceutical medications through a large industry distributor with many suppliers, but also purchased some directly from other suppliers.

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

Operating Expenses

Sales and Marketing (“S&M”) Expenses. S&M expenses consisted of cost related to compensation and benefits, advertising and marketing programs, events, fees paid to third party marketing firms, and an allocation of facilities, information technology, and depreciation cost.

General and Administrative (“G&A”) Expenses. G&A expenses included compensation and benefits expense, and other administrative costs, related to its executive, finance, human resources, legal, facilities, and information technology teams, net of allocations to costs of revenues and S&M expenses.

Depreciation and Amortization Expenses. Depreciation expense related to the depreciation of computer equipment, purchased software, furniture and fixtures, office equipment, and leasehold improvements, net of amounts allocated to costs of revenues. Amortization expense related to the amortization of intangible assets from the acquisitions of TTC, BHS, and Innovations Group.

Virtual Care Infrastructure Segment

Overview

As discussed above, as of March 16, 2024, we no longer have a Virtual Care Infrastructure segment that we operate.

Our Virtual Care Infrastructure segment was a technology and technology-enabled services business that connected healthcare systems with platforms, analytics and services that made clinical and administrative processes simpler and more efficient. Hospital systems, physicians, and patients depended on the Virtual Care Infrastructure business to help them improve performance, reduce costs and advance care quality through technology-enabled services built directly into clinical workflows.

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

UPHEALTH, INC. RESULTS OF OPERATIONS

Operating Results

As certain businesses have been sold or deconsolidated, as described above, the numbers presented below are not directly comparable between periods.

The following table sets forth the consolidated results of operations of UpHealth:

Consolidated results of operations data	Three Months Ended March 31,
( in thousands)	2024	2023	$ Change	% Change
Revenues:
Services	$—	$13,613	$(13,613)	(100)%
Licenses and subscriptions	—	1,936	(1,936)	(100)%
Products	—	9,138	(9,138)	(100)%
Total revenues	—	24,687	(24,687)	(100)%
Costs of revenues:
Services	—	6,518	(6,518)	(100)%
License and subscriptions	—	319	(319)	(100)%
Products	—	5,359	(5,359)	(100)%
Total costs of revenues	—	12,196	(12,196)	(100)%
Gross profit	—	12,491	(12,491)	(100)%
Operating expenses:
Sales and marketing	91	2,527	(2,436)	(96)%
Research and development	21	1,043	(1,022)	(98)%
General and administrative	3,992	10,553	(6,561)	(62)%
Depreciation and amortization	170	525	(355)	(68)%
Stock-based compensation	920	981	(61)	(6)%
Goodwill, intangible asset, and other long-lived asset impairments	—	495	(495)	(100)%
Acquisition, integration, and transformation costs	176	3,400	(3,224)	(95)%
Total operating expenses	5,370	19,524	(14,154)	(72)%
Loss from operations	(5,370)	(7,033)	1,663	24%
Other expense:
Interest expense	(5,529)	(6,758)	1,229	18%
Other income, net, including interest income	3,539	58	3,481	(6,002)%
Total other expense	(1,990)	(6,700)	4,710	70%
Loss before income tax expense	(7,360)	(13,733)	6,373	46%
Income tax expense	(4,519)	—	(4,519)	—%
Net loss from continuing operations	(11,879)	(13,733)	1,854	14%
Net income from discontinued operations, net of tax	37,300	6,098	31,202	512%
Less: net income attributable to noncontrolling interests	—	448	(448)	(100)%
Net income (loss) attributable to UpHealth, Inc.	$25,421	$(8,083)	$33,504	414%

For the Three Months Ended March 31, 2024 and 2023

Revenues

In the three months ended March 31, 2024, we reported no revenues, compared to revenues of $24.7 million in the three months ended March 31, 2023.

Revenues decreased $24.7 million due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report revenues during the remainder of the year ending December 31, 2024.

Costs of Revenues

In the three months ended March 31, 2024, we reported no costs of revenues, compared to costs of revenues of $12.2 million in the three months ended March 31, 2023.

Costs of revenues decreased $12.2 million due to the sale of Innovations Group in May 2023 and the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report costs of revenues during the remainder of the year ending December 31, 2024.

Operating Expenses

Sales and Marketing. In the three months ended March 31, 2024, S&M expenses were $0.1 million, representing a decrease of $2.4 million, or 96%, compared to $2.5 million in the three months ended March 31, 2023, primarily due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report S&M expenses during the remainder of the year ending December 31, 2024.

Research and Development. In the three months ended March 31, 2024, R&D expenses were $21 thousand, representing a decrease of $1.0 million, or 98%, compared to $1.0 million in the three months ended March 31, 2023, primarily due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report T&C expenses during the remainder of the year ending December 31, 2024.

General and Administrative. In the three months ended March 31, 2024, G&A expenses were $4.0 million, representing a decrease of $6.6 million, or 62%, compared to $10.6 million in the three months ended March 31, 2023, primarily due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024, and the reduction of headcount, professional fees, and other expenses at UpHealth, the parent company of TTC, in its executive, finance, human resources, and legal departments.

We expect G&A expenses to decrease in the year ending December 31, 2024 due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024, and the reduction of headcount, professional fees, and other expenses at UpHealth.

Depreciation and Amortization. In the three months ended March 31, 2024, depreciation and amortization expenses were $0.2 million, compared to $0.5 million in the three months ended March 31, 2023, primarily due to no depreciation and amortization expense being recorded for Innovations Group in the first quarter of 2024 due to its sale, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We expect depreciation and amortization expenses to decrease in the year ending December 31, 2024. Subsequent to the sale of Cloudbreak on March 15, 2024, depreciation and amortization expenses will solely consist of the operations of UpHealth, as the parent company of TTC, in its executive, finance, human resources, and legal departments.

Stock-Based Compensation. In the three months ended March 31, 2024, stock-based compensation expenses were $0.9 million, representing a decrease of $0.1 million, or 6%, compared to $1.0 million in the three months ended March 31, 2023. In addition, we recorded stock-based compensation of $0.3 million related to accelerated equity awards as a result of the Sale of Cloudbreak, which was included in net income from discontinued operations, net of tax in the unaudited condensed consolidated statement of operations for the three months ended March 31, 2024. The decrease in stock-based compensation expenses is primarily due to lower equity grants outstanding.

We expect stock-based compensation expenses to decrease in the year ending December 31, 2024, primarily due to lower equity grants outstanding.

Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets. In the three months ended March 31, 2024, we did not record an impairment charge related to goodwill, intangible assets, or other long-lived assets. In the three months ended March 31, 2023, we recorded a goodwill impairment charge of $0.5 million, resulting from the remeasurement of the Innovations Group disposal group to the expected proceeds, less cost to sell.

Acquisition, Integration, and Transformation Costs. In the three months ended March 31, 2024 and 2023, acquisition, integration and transformation costs were $0.2 million, and $3.4 million, respectively, primarily related to legal and litigation expenses associated with prior acquisitions.

We expect acquisition, integration and transformation costs expenses to decrease in the year ending December 31, 2024.

Other Income (Expense)

In the three months ended March 31, 2024, other expense was $2.0 million, primarily consisting of $5.5 million of interest expense, partially offset by $3.5 million of other income, net, which included a $2.3 million management fee from TTC. In the three months ended March 31, 2023, other expense was $6.7 million, primarily consisting of $6.8 million of interest expense.

We anticipate a decrease in interest expense for the 2025 Notes and 2026 Notes resulting from the plan to utilize the proceeds from the Sale of Cloudbreak for payment in full or in part of the 2026 Notes and 2025 Notes and anticipated interest income from the Notes, Taxes, and Working Capital escrows associated with the proceeds from the Sale of Cloudbreak.

Income Tax Expense (Benefit)

In the three months ended March 31, 2024, the income tax expense from continuing operations was $4.5 million, entirely related to the movement of the ASC 740-10 reserve for uncertain tax positions. In the three months ended March 31, 2023, the income tax benefit was zero due to full year forecasted losses and a full valuation allowance.

Income tax expense (benefit) reflects management’s best assessment of estimated current and future taxes to be paid. The objectives for accounting for income taxes, as prescribed by the relevant accounting guidance, are to recognize the amount of taxes payable or refundable for the current year and deferred tax assets and liabilities for future tax consequences of events that have been recognized in the consolidated financial statements. Consistent with our conclusion as of December 31, 2023, we continue to believe that it is not more likely than not that the deferred tax assets will be realized and we therefore maintained a full valuation allowance as of March 31, 2024. We expect minimal income tax expense (benefit) for the remainder of the year ended December 31, 2024 due to forecasted losses with resulting deferred tax assets expected to be offset with a corresponding valuation allowance. The entire $4.5 million of income tax expense recorded for the three months ended March 31, 2024 was from discrete tax items.

Segment Information

Our business was organized into three operating business segments and one non-operating business segment:

•Services—consisting of Behavioral and Pharmacy businesses;
•Virtual Care Infrastructure—consisting of Telehealth business;
•Integrated Care Management—consisting of SaaS business; and
•Corporate—consisting of parent company.

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and has repositioned its business efforts to continue growth in its Services division as a leading provider of a full continuum of behavioral health services. TTC, UpHealth’s remaining operating company, provides behavioral healthcare treatment services by utilizing psychiatrists, physicians, advanced nurse practitioners, physician assistants, psychologists, licensed therapists, and clinical social workers in a full continuum of care from inpatient to outpatient levels of care. However, until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth. As a result, subsequent to the Sale of Cloudbreak on March 15, 2024, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non-operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC.

In the Corporate segment, we perform executive, administrative, finance, human resources, legal, and information technology services for UpHealth, Inc. and for its subsidiaries, managed in a corporate shared services environment. Since they are not the responsibility of segment operating management, they are not allocated to the operating segments and instead reported within Corporate.

The reportable segments were consistent with how management viewed our services and products and the financial information reviewed by the chief operating decision makers. We managed our businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and assess performance.

We evaluate performance based on several factors, of which Revenues, Gross Profit and Total Assets by service and product, are the primary financial measures:

Revenues

Revenues by segment consisted of the following:

	Three Months Ended March 31,
(In thousands)	2024	2023
Services	$—	$20,814
Integrated Care Management	—	3,873
Total revenue	$—	$24,687

Three months ended March 31, 2024 and 2023. Revenues decreased due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report revenues during the remainder of the year ending December 31, 2024.

Gross profit by segment consisted of the following:

	Three Months Ended March 31,
In thousands	2024	2023
Services	$—	$9,911
Integrated Care Management	—	2,580
Total gross profit	$—	$12,491

Three months ended March 31, 2024 and 2023. Gross profit decreased due to the sale of Innovations Group in May 2023, the deconsolidation of Thrasys, TTC, and BHS in September 2023, and the reporting of Cloudbreak as discontinued operations resulting from its sale on March 15, 2024.

We do not expect to report gross profit during the remainder of the year ending December 31, 2024.

Total long-lived assets by segment consisted of the following:

In thousands	March 31, 2024	December 31, 2023
Corporate	$878	$1,074
Total long-lived assets	$878	$1,074

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents on hand were $1.0 million as of March 31, 2024, excluding the $169.4 million of restricted cash. Historically, we have incurred losses and negative cash flows from operations, and as of March 31, 2024, we had an accumulated deficit of $598.6 million.

On April 11, 2024, we entered into an Intercompany Administrative Services Agreement, dated April 11, 2024 (the “Agreement”), with TTC, pursuant to which we will continue to provide certain management and administrative support services to TTC, which we have historically provided to TTC, including, among other things, legal, accounting and financial, corporate governance, human resources and compliance services (the “Administrative Services”), in consideration for a monthly fee based on the charges, costs and expenses incurred by us in providing the Administrative Services to TTC. The Agreement is effective as of January 1, 2024 and will remain in effect until such time as it has been terminated with respect to all Administrative Services in accordance with its terms.

On May 20, 2024, the Bankruptcy Court approved an Order allowing the funding from UpHealth Holdings of retention bonus payments to certain of our key employees under a Key Employee Retention Plan (“KERP”). Additionally, on May 20, 2024, the Bankruptcy Court approved an Interim Order authorizing payment of certain of our expenses by UpHealth Holdings through July 2, 2024, at which time a final hearing will take place to discuss a possible extension and issuance of a Final Order.

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case.

We anticipate the fees paid to us under the Agreement with TTC and the funding from UpHealth Holdings in accordance with the Orders will provide sufficient cash for our day-to-day operations through July 2, 2024. However, there are no assurances a Final Order will be approved by the Bankruptcy Court. Additionally, should a sale of TTC be completed, we would no longer receive the monthly fee from TTC and no longer have ongoing operations that generate cash flow. Also, if UpHealth Holdings successfully exits its Chapter 11 case, there may be little to no residual value remaining at UpHealth Holdings. If we are unable to continue receiving funding from TTC and UpHealth Holdings or no residual value remained at UpHealth Holdings, we will be unable to meet our financial obligations and may be forced to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

Based on the above, we believe there is substantial doubt about our ability to continue as a going concern.

Cash Flows

The following tables summarize cash flows for the periods indicated:

	Three Months Ended March 31,
(In thousands)	2024	2023
Net cash used in operating activities - continuing operations	$(1,210)	$(6,223)
Net cash provided by (used) in operating activities - discontinued operations	(5,364)	2,184
Net cash used in operating activities	(6,574)	(4,039)

Net cash provided by (used in) investing activities - continuing operations	175,404	(794)
Net cash used in investing activities - discontinued operations	(400)	(547)
Net cash provided by (used in) investing activities	175,004	(1,341)

Net cash provided by financing activities - continuing operations	—	4,055
Net cash used in financing activities - discontinued operations	(635)	(899)
Net cash provided by (used in) financing activities	(635)	3,156

Net increase (decrease) in cash, cash equivalents, and restricted cash	$167,795	$(2,224)
As certain businesses have been sold or deconsolidated, as described above, the numbers presented above are not directly comparable between periods.

In the three months ended March 31, 2024, cash used in operating activities from continuing operations was $1.2 million, primarily attributed to a net income of $25.4 million, decreased by net income from discontinued operations, net of taxes, of $37.3 million, and increased by changes in operating assets and liabilities of $6.9 million and amortization of debt issuance costs and discount on convertible debt of $2.6 million, The changes in operating assets and liabilities was primarily due to an increase in other liabilities of $4.5 million related to a liability for uncertain tax positions, and an increase in accounts payable and accrued expenses of $1.3 million.

In the three months ended March 31, 2023, cash used in operating activities from continuing operations was $6.2 million, primarily attributed to the net loss of $7.6 million adjusted for the net income from discontinued operations, net of taxes, of $6.1 million, partially offset by amortization of debt issuance costs and discount on convertible debt of $2.7 million and changes in operating assets and liabilities of $2.4 million. The changes in operating assets and liabilities were primarily due to an increase in due to related parties of $4.0 million and an increase in accounts payable and accrued expenses of $3.1 million, partially offset by a decrease in accounts receivable of $2.3 million and a decrease in deferred revenue of $1.3 million.

In the three months ended March 31, 2024, cash provided by investing activities from continuing operations was $175.0 million, consisting of net cash received from the Sale of Cloudbreak. In the three months ended March 31, 2023, cash used in investing activities from continuing operations was $0.8 million, consisting of purchases of property and equipment.

In the three months ended March 31, 2024, no cash was provided by or used in financing activities from continuing operations. In the three months ended March 31, 2023, cash provided by financing activities from continuing operations was $4.1 million, primarily attributed to proceeds from a private placement, net of debt issuance costs, of $4.2 million.

Long-Term Debt

See Note 7, Debt, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for our long-term debt.

Contractual Obligations and Commitments

See Note 14, Commitments and Contingencies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report for information about our operating lease obligations and our non-cancellable contractual service and licensing obligations.

Off-Balance Sheet Arrangements

As of March 31, 2024, we have not entered into any off-balance sheet financing arrangements, established any additional special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Among our significant accounting policies, which are described in Note 2, Summary of Significant Accounting Policies, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, as well as in the Notes to Consolidated Financial Statements for the year ended December 31, 2023 included in our Annual Report, the following accounting policies and specific estimates involve a greater degree of judgment and complexity:

•Business combinations;
•Identification and reporting of variable interest entities (“VIEs”);
•Accounting for equity investments;
•Goodwill and intangible assets;
•Revenue recognition; and
•Income taxes.

Item 3.    Qualitative and Quantitative Disclosures About Market Risk

Not required.

Item 4.    Controls and Procedures

Evaluation of Our Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2024, because of the previously identified material weaknesses in our information technology general controls (“ITGCs”). Due to the Sale of Cloudbreak on March 15, 2024, material weaknesses in our ITGCs in the areas of user access, segregation of duties, and change management related to a certain information technology system at Cloudbreak that supported our financial reporting process are no longer applicable. However, a material weakness in our ITGCs in the area of user access related to certain other information technology systems was not remediated as of March 31, 2024, and the material weakness in our ITGCs remains. Further remediation of this non-remediated material weakness in our ITGCs is ongoing and our objective is to complete such remediation efforts in the third fiscal quarter of 2024.

Changes in Internal Control Over Financial Reporting

Other than the remediation efforts described above, there was no change in our internal control over financial reporting that occurred during the first quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II - Other Information
Item 1.    Legal Proceedings

From time to time, we may be subjected to claims or lawsuits which arise in the ordinary course of business. Estimates for resolution of legal and other contingencies are accrued when losses are probable and reasonably estimable. In the opinion of management, after consulting with legal counsel, none of these other claims are currently expected to have a material adverse effect on our consolidated results of operations, financial position or cash flows. Except as set forth below, our material legal proceedings are described in Note 14, Commitments and Contingencies, in the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this Quarterly Report.

Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.)

On September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. In addition, on October 20, 2023, two of UpHealth Holdings’ wholly-owned subsidiaries, Thrasys and BHS, and each of the subsidiaries of Thrasys and BHS, filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Chapter 11 cases of the Debtors are being jointly administered under the caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), for procedural purposes only. Following the commencement of their Chapter 11 cases, the Debtors filed a number of ordinary “first-” and “second-day” motions to continue ordinary course operations and allow for a smooth transition into Chapter 11. On October 24, November 1 and November 17, 2023, the Bankruptcy Court approved all of the “first-” and “second-day” motions, including but not limited to confirming the worldwide automatic injunction of all litigation and creditor action against the Debtors, allowing the use of cash and the continued use of the Debtors’ cash management system, allowing payment to employees and independent contractors and setting a deadline for creditors to file proofs of claim. Accordingly, the Debtors continue to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

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

On January 23, 2024, the Bankruptcy Court entered an order extending the time period for the Debtors’ exclusive right to file a Chapter 11 plan through and including April 30, 2024, and extending the time period for the Debtors’ exclusive right to solicit such a plan through and including July 1, 2024. The Debtors have filed a motion requesting further extensions of these deadlines, which automatically tolls the expiration of the applicable periods.

Neither we nor any other direct or indirect subsidiary of us besides UpHealth Holdings, Thrasys, BHS and the subsidiaries of Thrasys and BHS have filed a petition for relief under Chapter 11 of the Bankruptcy Code, and we and TTC continue to operate outside of bankruptcy.

Needham Action

Since 2021, UpHealth Holdings has been a party to a legal action in the state court in New York entitled Needham & Company LLC v. UpHealth Holdings, Inc. and UpHealth Services, Inc. (the “Needham Action”), which arose out of UpHealth Services, Inc.’s engagement of Needham to assist with the acquisition of certain companies. On September 14, 2023, the trial court in New York issued a Decision and Order granting summary judgment in favor of Needham and denying UpHealth Holdings’ and UpHealth Services, Inc.’s motion for summary judgment. The trial court in New York entered that Decision and Order on its docket on September 15, 2023. The Decision and Order concluded that Needham is entitled to a fee in the amount of $31.3 million, plus interest. On September 18, 2023, the trial court in New York signed a judgment against UpHealth Holdings and UpHealth Services, Inc. in the amount of $31.3 million, plus prejudgment interest of $6.5 million, for a total judgment of $37.8 million, plus post-judgment interest of 9% per year.

Notwithstanding the filing of the voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court, and the automatic stay pursuant to section 362(a) of the Bankruptcy Code, the Clerk of Court of the court in New York entered the judgment in favor of Needham on the court’s docket on September 27, 2023. On November 13, 2023, UpHealth Holdings entered into a stipulation with Needham in the Bankruptcy Court providing that, to the extent it applies, the automatic stay pursuant to section 362(a) of the Bankruptcy Code shall be deemed modified for the sole and limited purpose of authorizing UpHealth Holdings and UpHealth Services, Inc. to appeal the New York court’s judgment (and for Needham to be able to participate in the appeal). The Bankruptcy Court entered an order approving this stipulation on November 30, 2023.

On December 6, 2023, UpHealth Holdings and UpHealth Services, Inc. appealed the judgment entered in New York state court to the New York Supreme Court’s Appellate Division, First Department. On May 9, 2024, the Appellate Division issued an order affirming the judgment in full.

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

As described above under the heading Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), September 19, 2023, UpHealth Holdings filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On September 20, 2023, UpHealth Holdings filed a Suggestion of Bankruptcy and Notice of Operation of Automatic Stay, staying the PillDrill Action. The Illinois Circuit Court subsequently issued an Order to Special Stay Calendar in the PillDrill Action on October 25, 2023.

Based on essentially the same set of facts which gave rise to the PillDrill Action, PillDrill filed Claim No. 8 on January 5, 2024, subsequently amended and filed as Claim No. 9 on the same date, in the Delaware Bankruptcy Matter. UpHealth Holdings has continued to contest the basis and validity of the claim.

On January 5, 2024, PillDrill filed before the Bankruptcy Court a claim in the UpHealth Holdings Chapter 11 case. On February 8, 2024, the Debtors filed a motion to estimate the PillDrill claim pursuant to sections 502(c) and 105(a) of the Bankruptcy Code at $0. PillDrill opposed this motion and, on March 26, 2024, the Court denied the Debtors’ motion to estimate. UpHealth Holdings continues to contest the basis and validity of PillDrill’s asserted claim and filed an Objection to PillDrill’s Claim No. 9 on April 25, 2024, asking the Bankruptcy Court to disallow PillDrill’s claim in its entirety. On April 30, 2024 PillDrill filed a Motion for (I) Relief from The Automatic Stay to Liquidate Claim, or Alternatively, (II) Abstention. PillDrill’s motion asks the Bankruptcy Court to lift the bankruptcy stay to allow the dispute to proceed in the Circuit Court of Cook County or, in the alternative, to abstain from deciding PillDrill’s Claim No. 9 through the normal claim allowance and objection process in favor of having it decided in the Circuit Court of Cook County. Both motions are set for a hearing before the Bankruptcy Court on June 6, 2024. In that hearing the Bankruptcy Court may just set the schedule and manner in which the motions should be heard on the merits.

Internal Revenue Service Claim Against Thrasys, Inc.

The IRS audited the 2008 and 2009 tax returns for Thrasys for the proper year of inclusion in income of an approximately $15 million payment on the license of certain intellectual property rights. Thrasys originally included the $15 million payment in income on its 2010 S Corporation tax return, matching the year of inclusion for financial accounting purposes. The corporate level tax was paid to California and Thrasys passed the gain through to its shareholders. The IRS has asserted that Thrasys owes C Corporation tax of approximately $5 million for 2008, or in the alternative, Thrasys owes C Corporation tax of approximately $5 million for 2009 as a built-in gain. In addition, Thrasys could be assessed additional California franchise tax of approximately $1.3 million; and if additional income taxes are imposed, interest will be charged at approximately 4% to 10% per year, compounded annually, resulting in potential interest of approximately $4 million. The IRS has not asked that penalties be imposed.

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

As described above under the heading Chapter 11 Cases, caption In re UpHealth Holdings, Inc., Case No. 23-11476 (U.S. Bankr. D. Del.), on October 20, 2023, Thrasys filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As a result, the automatic stay imposed by section 362(a) of the Bankruptcy Code became immediately effective, and, on October 30, 2023, the U.S. Tax Court entered an order staying all proceedings in the case. On November 17, 2023, the IRS filed before the Bankruptcy Court the IRS Proof of Claim asserting a priority claim under section 507(a)(8) of the Bankruptcy Code in the amount of $17,282,914.83 based on both of the IRS’s alternative positions. On March 14, 2024, Thrasys filed a motion in the Bankruptcy Court to estimate the IRS Proof of Claim pursuant to sections 502(c) and 105 (a) of the Bankruptcy Code, or, alternatively pursuant to section 505 of the Bankruptcy Code, and believe that it should be substantially reduced to an amount between $0 and approximately $166,835. Thrasys withdrew without prejudice the estimation motion with respect to the IRS Proof of Claim. On April 23, 2024, Thrasys filed an objection to the IRS Proof of Claim, seeking to disallow the IRS Proof of Claim in its entirety or reduce it to approximately $161,000. The ultimate outcome of this matter is unknown at this time.

On March 21, 2024, the California Franchise Tax Board (the “FTB”) filed before the Bankruptcy Court a proof of claim arising out of the same facts as described above against Thrasys asserting a claim of $6,983,089.81, with $6,226,194.94 of the claim allegedly entitled to priority under section 507(a)(8) of the Bankruptcy Code (the “FTB Proof of Claim”). According to the FTB Proof of Claim, the basis of the asserted liability is the FTB’s “understanding that [Thrasys] and the IRS are in the process of resolving disputes concerning tax years 2008, 2009, and 2010.” The FTB states that the claim was submitted to “protect its interests” and that it “will amend the claim when issues are resolved between the IRS and” Thrasys. While Thrasys disputes any such liability, the ultimate outcome of this matter is unknown at this time.

Arbitration Regarding Control of Glocal Board of Directors

As previously disclosed, UpHealth Holdings, has been a party to the Arbitration regarding control of Glocal. The Arbitration is being administered by the ICA.

Detailed background to the Arbitration is provided in Part I, Item 3 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 31, 2023, as such information has been updated by the Company with the information contained in the Quarterly Reports on Form 10‑Q for the quarterly periods ended June 30, 2023 and September 30, 2023, as filed by the Company with the SEC on August 10, 2023 and November 20, 2023, respectively. Below is a summary of the information contained in these earlier filings, along with a summary of the relief granted in the Award of the Tribunal in the Arbitration, which the ICA formally notified to the parties on March 18, 2024. A copy of the relevant portions of the Award is filed as Exhibit 99.1 to the Current Report on Form 8-K filed by the Company with the SEC on March 20, 2023.

The Arbitration commenced on November 4, 2022, when UpHealth Holdings filed a Request for Arbitration against certain of UpHealth Holdings’ counterparties to the SPA, pursuant to which UpHealth Holdings had acquired Glocal. The SPA counterparties against whom UpHealth Holdings brought the Arbitration include Glocal, Sabahat Azim, Richa Azim, Chowdhury, Damodaran, and Kimberlite. Sabahat Azim, Richa Azim, and Chowdhury have constituted the Glocal Board since UpHealth Holdings entered into the Original SPA. Damodaran is a current shareholder and former director of Glocal. Kimberlite is an Indian entity of which the Azims are shareholders and directors, and it is a shareholder of Glocal.

UpHealth Holdings brought claims against the Respondents for breach of the SPA, violation of UpHealth Holdings’ rights under the Indian Company Act as supermajority shareholder of Glocal, and misrepresentation. UpHealth Holdings requested specific relief, damages and costs from the Tribunal that was constituted to decide UpHealth Holdings’ claims.

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

Rule 36 of the ICC Rules gives all parties to the Arbitration 30 days from the date the Award was notified to apply to the ICC for the correction of “clerical, computational or typographical error[s], or any errors of a similar nature.” In the same thirty-day window, the parties may apply to the ICC for “interpretation” of the Award. On April 12, 2024, UpHealth Holdings made the Corrections Application to the ICC for certain corrections and an interpretation of the Award with respect to the election option at sub-paragraph (j) above, granted to UpHealth Holdings by the Tribunal. After submissions by UpHealth Holdings and Damodaran in respect of the Corrections Application, the Secretariat of the ICC in New York informed all parties on May 13, 2024 that it has received the draft decision by the Tribunal which will be scrutinized by the ICC at one of its next sessions.

Enforcement of Award against Glocal, the Azims, Chowdhury, Damodaran, and Kimberlite

As previously disclosed on May 20, 2024, UpHealth Holdings on May 8, 2024 filed a Petition to Confirm Foreign Arbitral Award against the Respondents with the U.S. District Court for the Northern District of Illinois (Case No. 1:24-cv-3778) (“Petition to Confirm”). On May 20, 2024, all Respondents accepted service through counsel and agreed on a briefing schedule for the case. On May 22, 2024, the court granted the agreed briefing schedule, per which:

a.Respondents will file any opposition to the Petition to Confirm and/or cross-motion to vacate the Award (“Cross-Motion to Vacate”) on or before June 13, 2024;
b.UpHealth Holdings will file any reply in support of the Petition to Confirm and/or opposition to any Cross-Motion to Vacate on or before July 3, 2024; and
c.Respondents will file any reply in support of their Cross-Motion to Vacate on or before July 24, 2024.

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

Certain of our subsidiaries subject to the risks and uncertainties associated with Chapter 11 proceedings.

Subsequent to the Sale of Cloudbreak on March 15, 2024 and as of March 16, 2024, UpHealth no longer offers Virtual Care Infrastructure or Integrated Care Management platforms and because the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non‑operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC. Furthermore, although UpHealth has repositioned its business efforts to focus on its Services division as a leading provider of a full continuum of behavioral health services through TTC, UpHealth’s remaining operating company, as discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. Should a sale of TTC be completed, we would no longer have ongoing operations that generate cash flow.

UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings are subject to the risks and uncertainties associated with bankruptcy, and as result of the fact that the Corporate business segment is non-operating, these risks and uncertainties associated with bankruptcy that UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings effect UpHealth’s operations and ability to develop and execute our business plan, as well as our continuation as a going concern. These risks include the following:

a.the ability to successfully conduct a sale, execute a transaction, develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction, or otherwise realize any value with respect to their assets;

b.the ability to obtain and/or maintain court approval with respect to motions filed in Chapter 11 proceedings from time to time;

c.the ability to operate within the restrictions and the liquidity limitations of any orders, including orders related to cash collateral, entered by the Bankruptcy Court in connection with the Chapter 11 cases;

d.the ability to obtain sufficient financing, including the use of cash collateral, to allow our subsidiaries to emerge from bankruptcy and execute their and our business plan of reorganization post-emergence;

e.the ability to execute on our and our subsidiaries’ business plan;

f.the ability to attract, motivate and retain key employees;

g.the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for our subsidiaries to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;

h.the substantial costs associated with Chapter 11 Cases, particularly if delays in the Chapter 11 cases increase costs;

i.the actions and decisions of the creditors of our subsidiaries and other third parties who have interests in the Chapter 11 proceedings that may be inconsistent with the plans of our subsidiaries; and

j.uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Delays in the Chapter 11 cases increase the risks of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings being unable to reorganize their businesses and emerge from bankruptcy and increase the costs associated with the bankruptcy process. Because of the risks and uncertainties associated with the Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during the Chapter 11 proceedings that may be inconsistent with our plans or that may have on ultimate recovery for stakeholders, including creditors and stockholders.

Operating under Bankruptcy Court protection for a long period of time may harm our continued ability to operate as a going concern.

UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, and as such, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non‑operating business segment, Corporate, consisting solely of the operating expenses of UpHealth. As a result, our future results are dependent upon the successful confirmation and implementation of a plan of reorganization of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings. A long period by them of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing on business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 proceedings continue, UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings, including potentially costs of litigation arising thereunder.

While the Debtors have made efforts to minimize the length of the Chapter 11 cases, it is impossible to predict with certainty the amount of time that the Debtors may spend in bankruptcy.

The Chapter 11 cases limit the flexibility of our management team in running the business.

While UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings operate as debtors-in-possession under supervision by the Bankruptcy Court, they are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders and the creditors’ committee, prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with a creditors’ committee and other parties-in-interest and one or more hearings. The creditors’ committee and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit the ability of the subsidiaries to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, the subsidiaries would be prevented from engaging in activities and transactions that we and they believe are beneficial to them and us.

UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings may not be able to obtain confirmation of a Chapter 11 plan of reorganization or complete any Bankruptcy Court-approved sales of their assets, or they may not be able to realize adequate consideration for such sales.

To emerge successfully from Bankruptcy Court protection, UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous potential, unanticipated delays, including that the Debtors may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm a Chapter 11 plan. Even if the requisite acceptances of a plan are received, the Bankruptcy Court may not confirm such a plan if other statutory requirements are not met. If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings would be able to reorganize their business and what, if anything, holders of claims against them would ultimately receive with respect to the claims of those creditors.

There can be no assurance as to whether UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings will successfully reorganize and emerge from the Chapter 11 proceedings or, if they do successfully reorganize, as to when they would emerge from the Chapter 11 proceedings. Even if a Chapter 11 plan is confirmed and implemented, there may be little to no residual value remaining at UpHealth Holdings. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

In connection with the Chapter 11 Cases, UpHealth Holdings may attempt to sell all or certain of its assets pursuant to a sale under section 363 of the Bankruptcy Code or otherwise reorganize pursuant to a Chapter 11 plan of reorganization. UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case. Should a sale of TTC be completed, we would no longer have ongoing operations that generate cash flow. There can be no assurance that UpHealth Holdings will be successful in completing any such transactions because there may not be buyers willing to enter into any such transactions, UpHealth Holdings may not receive sufficient consideration for such assets, or there may be objections from its stakeholders. If UpHealth Holdings is unable to complete these transactions, it may be necessary to seek additional funding sources or possibly convert to a Chapter 7 liquidation process. If these transactions are completed, they may not generate the anticipated or desired outcomes.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. Subsequent to the Sale of Cloudbreak on March 15, 2024 and as of March 16, 2024, because the operations of UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non‑operating business segment, Corporate, consisting solely of the operating expenses of UpHealth as the parent company of TTC.

On April 11, 2024, we entered into the Agreement, with TTC, pursuant to which we will continue to provide certain Administrative Services to TTC, which we have historically provided to TTC, including, among other things, legal, accounting and financial, corporate governance, human resources and compliance services, in consideration for a monthly fee based on the charges, costs and expenses incurred by us in providing the Administrative Services to TTC. The Agreement is effective as of January 1, 2024 and will remain in effect until such time as it has been terminated with respect to all Administrative Services in accordance with its terms.

On May 20, 2024, the Bankruptcy Court approved an Order allowing the funding from UpHealth Holdings of retention bonus payments to certain of our key employees under a KERP. Additionally, on May 20, 2024, the Bankruptcy Court approved an Interim Order authorizing payment of certain of our expenses by UpHealth Holdings through July 2, 2024, at which time a final hearing will take place to discuss a possible extension and issuance of a Final Order.

As discussed in Note 1, Organization and Business, in the Notes to Condensed Consolidated Financial Statements of this Quarterly Report, UpHealth Holdings has determined that the sale of UpHealth Holdings’ equity interest in TTC may be appropriate to maximize value to the UpHealth Holdings’ estate because a sale of the equity interests in TTC may provide funding necessary for UpHealth Holdings to consummate a Chapter 11 plan and successfully exit its Chapter 11 case.

We anticipate the fees paid to us under the Agreement with TTC and the funding from UpHealth Holdings in accordance with the Orders will provide sufficient cash for our day-to-day operations through July 2, 2024. However, there are no assurances a Final Order will be approved by the Bankruptcy Court.

In addition, UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and we expect that they will continue to incur significant professional fees and costs throughout the Chapter 11 proceedings. We cannot assure investors that cash on hand of our subsidiaries and cash flow from operations will be sufficient to continue to fund operations and allow UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings to satisfy their obligations related to the Chapter 11 proceedings until they are able to emerge from the Chapter 11 proceedings.

Additionally, should a sale of TTC be completed, we would no longer receive the monthly fee from TTC and no longer have ongoing operations that generate cash flow. Also, if UpHealth Holdings successfully exits its Chapter 11 case, there may be little to no residual value remaining at UpHealth Holdings. Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) continuing to receive funding from TTC and UpHealth Holdings, (ii) the ability of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings to successfully develop, confirm and consummate Chapter 11 plans or other alternative restructuring transactions, (iii) the cost, duration and outcome of the Chapter 11 proceedings of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings, and (iv) there being residual value remaining at UpHealth Holdings following an exit by it from its Chapter 11 proceeding. If we are unable to continue receiving funding from TTC and UpHealth Holdings or no residual value remained at UpHealth Holdings, we will be unable to meet our financial obligations and may be forced to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court.

There is substantial doubt regarding our ability to continue as a going concern and our liquidity requirements during and following the pendency of the Chapter 11 Cases and the adequacy of our capital resources are difficult to predict at this time.

We have concluded that there is substantial doubt regarding our ability to continue as a going concern. We face uncertainty regarding the adequacy of our liquidity and capital resources, which is dependent upon, among other things: (i) continuing to receive funding from TTC and UpHealth Holdings, (ii) the ability of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings to successfully develop, confirm and consummate Chapter 11 plans or other alternative restructuring transactions, (iii) the cost, duration and outcome of the Chapter 11 proceedings of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings, and (iv) there being residual value remaining at UpHealth Holdings following an exit by it from its Chapter 11 proceeding. UpHealth Holdings and its subsidiaries, including TTC, will remain deconsolidated from the rest of UpHealth until UpHealth Holdings emerges from bankruptcy pursuant to a restructuring plan, and as such, the financial position, results of operations, and cash flows of UpHealth will solely consist of the operations of UpHealth, which comprises a fourth non‑operating business segment, Corporate, consisting solely of the operating expenses of UpHealth. As a result, our future results are dependent upon the successful confirmation and implementation of a plan of reorganization of

UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings. The outcome of the Chapter 11 cases is subject to a high degree of uncertainty and is dependent upon factors that are outside of our control, including rulings by the Bankruptcy Court and the actions of the creditors of UpHealth Holdings and those of its subsidiaries which have pending Chapter 11 proceedings. We can give no assurances as to the outcome of any efforts to realize any value from our remaining assets or the remaining assets of UpHealth Holdings or its subsidiaries. There can be no assurance that UpHealth Holdings will be successful in executing a transaction involving TTC, or consummating a Chapter 11 plan with respect to its Chapter 11 case, or if it does successfully reorganize, as to when it would emerge from the Chapter 11 case. Even if a Chapter 11 plan for UpHealth Holdings is confirmed and implemented, there may be little to no residual value remaining at UpHealth Holdings. As a result, we believe there is substantial doubt about our ability to continue as a going concern.

Senior management may leave us during the pendency of the Chapter 11 proceedings of our subsidiaries if not adequately compensated.

On May 20, 2024, the Bankruptcy Court approved an Order allowing the funding from UpHealth Holdings of retention bonus payments to certain of our key employees under a KERP. Additionally, on May 20, 2024, the Bankruptcy Court approved an Interim Order authorizing payment of certain of our expenses, including a portion of the bonuses earned by our senior management for 2023, by UpHealth Holdings. Our ability to meet our ongoing operational obligations is dependent upon, among other things continuing to receive funding from TTC and UpHealth Holdings. The Interim Order of the Bankruptcy Court authorizes payment of certain of our expenses by UpHealth Holdings through July 2, 2024, at which time a final hearing will take place to discuss a possible extension and issuance of a Final Order. However, the Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. While we have obtained Bankruptcy Court approval for the payments of compensatory expenses as described above, and UpHealth Holdings intends to seek Bankruptcy Court approval of an incentive program for certain members of senior management, there is no certainty that approval of such incentive program will be obtained or that there will be an extension and issuance of a Final Order authorizing the payment of certain of our expenses by UpHealth Holdings after July 2, 2024. As such, certain members of our senior management team may be undercompensated compared to both our market peers and their compensation prior to the Chapter 11 proceedings. There can be no assurance that members of management will continue to work for UpHealth under such circumstances. Should we lose all or part of the senior management team during the pendency of the Chapter 11 proceedings, we may experience substantial disruption and value destruction as a result.

Trading in shares of our common stock during the pendency of the Chapter 11 proceedings is highly speculative and an investor could lose all or part of their investment.

The price of our common stock has been volatile following the commencement of the Chapter 11 cases and has and may continue to decrease in value. Accordingly, any trading in our common stock during the pendency of our Chapter 11 cases is highly speculative and poses substantial risks to purchasers of our common stock. External factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially. Accordingly, we cannot assure investors of the liquidity of an active trading market, the ability to sell shares of our common stock when desired, or the prices that an investor may obtain for the shares of our common stock.

In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. This and other securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.

We may be adversely affected by potential litigation, including litigation arising out of the Chapter 11 cases.

In the future, we may become parties to litigation. In general, litigation can be expensive and time consuming to bring or defend against. Such litigation could result in settlements or damages that could significantly affect our financial results. It is also possible that certain parties will commence litigation with respect to the treatment of their claims under a Chapter 11 plan of UpHealth Holdings. It is not possible to predict the potential litigation that we may become party to nor the final resolution of such litigation. The impact of any such litigation on our business and financial stability, however, could be material.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

Item 3. Defaults Upon Senior Securities

Please refer to the Current Reports on Form 8-K that we have filed with the SEC for information regarding (a) the event of default under the Indentures governing our 2025 Notes and 2026 Notes, which occurred as a result of the commencement of the Chapter 11 cases on September 19, 2023, and (b) the waiver of such events of default pursuant to the agreements entered into on February 9, 2024.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit No.	Description

2.1†**
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

4.2**
Indenture, dated August 18, 2022, by and between UpHealth, Inc. and Wilmington Trust, National Association, a national banking association, in its capacity as trustee thereunder (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on August 19, 2022).

4.3**
Transaction Support Agreement, dated November 16, 2023, by and among UpHealth, Inc., Cloudbreak Health, LLC, Forest Buyer, LLC and the Consenting Noteholders (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on November 20, 2023).

4.4**
Agreement of Resignation, Appointment and Acceptance, dated as of January 11, 2024, by and among UpHealth, Inc., Wilmington Trust, National Association, and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on January 18, 2024).

4.5†**
First Supplemental Indenture and Amendment to Security Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and Wilmington Trust, National Association, a national banking association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.6†**
First Supplemental Indenture, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as successor trustee and as collateral agent (incorporated by reference to Exhibit 4.2 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.7**
Waiver and Rescission Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., Cloudbreak Health, LLC and the Consenting 2025 Noteholders (incorporated by reference to Exhibit 4.4 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

4.8**
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

10.2†**
Security Agreement, dated as of February 9, 2024, by and among UpHealth, Inc., the Guarantors and The Bank of New York Mellon Trust Company, N.A., as collateral agent (incorporated by reference to Exhibit 4.3 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on February 15, 2024).

10.3††#**	Second Amended and Restated Employment Agreement, dated March 14, 2024, by and between UpHealth, Inc. and Martin S. A. Beck.

10.4††#**	Employment Agreement, dated March 14, 2024, by and between UpHealth, Inc. and Jay W. Jennings..

10.5**
Intercompany Administrative Services Agreement dated April 11, 2024, by and between UpHealth Inc. and TTC (incorporated by reference to Exhibit 10.1 to UpHealth, Inc.’s Current Report on Form 8-K filed with the SEC on April 12, 2024.

31.1*	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit No.	Description

31.2*	Rule 13a-14(a) Certification of Chief Financial Officer.

32.1***	Section 1350 Certification of Chief Executive Officer.

32.2***	Section 1350 Certification of Chief Financial Officer.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
_____________________________

*	Filed herein.

**	Previously filed.

***	Furnished herewith.

†	Certain exhibits and schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish a copy of the omitted exhibits and schedules to the SEC on a supplemental basis upon its request.

††	Certain portions of this exhibit (indicated by “[***]”) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because it is not material and is the type of information that the Company treats as private or confidential. The Company agrees to furnish supplementally an unredacted copy of the exhibit, or any section thereof, to the SEC upon request.

#	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 5, 2024	UPHEALTH, INC.

	By:	/s/ Martin S. A. Beck
	Name:	Martin S. A. Beck
	Title:	Chief Executive Officer